Form 10-Q
period 1995-03-31
SOUTHERN ELECTRONICS CORP
filed 1995-05-15
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1995

                                OR

[   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from              to


                 Commission File Number  0-16345

                 SOUTHERN ELECTRONICS CORPORATION
      (Exact name of Registrant as specified in its charter)


           DELAWARE                                 22-2715444
(State or other jurisdiction of                 (I.R.S. Employer

incorporation or organization)                Identification No.)


4916 North Royal Atlanta Drive, Tucker, Georgia          30085
(Address of principal executive offices)               (Zip code)



                          (404) 491-8962
       (Registrant's telephone number, including area code)


                          Not applicable
       (Former name, former address and former fiscal year,
                  if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports requiredto be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.  Yes   X    No

At April 21, 1995, there were 6,962,902 shares of Common Stock, $.01 par value, outstanding.


                   SOUTHERN ELECTRONICS CORPORATION

                                  INDEX




                                                                Page

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                  Condensed Consolidated Balance Sheets            2
                  Condensed Consolidated Statements of Earnings 3 Condensed Consolidated Statements of
                     Stockholders' Equity                          4
                  Condensed Consolidated Statements of Cash Flows 5 Notes to Condensed Consolidated Financial
                     Statements                                    6

         Item 2 - Management's Discussion and Analysis of
                  Financial Condition and Results of Operations  7-8

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                9

         Item 2 - Changes in Securities                            9

         Item 3 - Default Upon Senior Securities                   9

         Item 4 - Submission of Matters to a Vote of Security
                     Holders                                       9
         Item 5 - Other Information                                9

         Item 6 - Exhibits and Reports on Form 8-K                 9


ITEM 1:  FINANCIAL STATEMENTS

                    SOUTHERN ELECTRONICS CORPORATION
                             AND SUBSIDIARY

                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                          March 31,        June 30,
                      ASSETS                1995             1994
                                         (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents            $   2,005,000    $   741,000
   Trade accounts receivable, net          25,301,000     19,893,000
   Inventories                             34,418,000     29,172,000
   Deferred income taxes                    1,402,000      1,402,000
   Prepaid income taxes                                      542,000
   Other current assets                       424,000        163,000
           TOTAL CURRENT ASSETS            63,550,000     51,913,000

PROPERTY AND EQUIPMENT, net                 4,256,000      3,521,000

INTANGIBLES                                   329,000        338,000
                                        $  68,135,000    $55,772,000

                                           March 31,        June 30,
  LIABILITIES AND STOCKHOLDERS' EQUITY       1995             1994
                                          (Unaudited)

CURRENT LIABILITIES:
   Revolving bank debt                  $ 8,940,000      $         -
   Trade accounts payable                21,721,000       23,640,000
   Accrued liabilities                    3,757,000        2,784,000
   Income taxes payable                     473,000                -
          TOTAL CURRENT LIABILITIES      34,891,000       26,424,000

STOCKHOLDERS' EQUITY:
   Preferred Stock
      129,500 shares authorized,
      none issued Common stock,
      $.01 par value; 10,000,000 shares
      authorized  and 7,063,947 shares
      issued                                 71,000           71,000
   Additional paid-in capital            10,256,000       10,127,000
   Retained earnings                     24,425,000       20,418,000
   Treasury stock, at cost, 125,590 and
      105,304 shares                     (1,390,000)      (1,268,000)
   Prepaid compensation - stock awards     (118,000)               -
                                         33,244,000       29,348,000
                                        $68,135,000      $55,772,000


                                         SOUTHERN ELECTRONICS
CORPORATION
                                                 AND SUBSIDIARY

                                   CONDENSED CONSOLIDATED STATEMENTS
OF EARNINGS
                                                  (Unaudited)


                                                      Three Months
Ended              Nine Months Ended
                                                           March  31,
                   March  31,
                                                       1995
1994            1995           1994

NET SALES                                        $101,132,000
$75,776,000      292,557,000   $225,965,000

COST OF SALES, Including buying
  and occupancy expenses                           94,169,000
69,593,000      271,635,000    207,239,000
                                                    6,963,000
6,183,000       20,922,000     18,726,000

OTHER COSTS AND EXPENSES (INCOME):
  Selling, general, and administrative              4,546,000
3,681,000       14,072,000     10,392,000
  Interest expense                                    133,000
37,000          397,000        199,000
  Interest income
(9,000)                         (9,000)
                                                    4,679,000
3,709,000       14,469,000     10,582,000

EARNINGS BEFORE INCOME TAXES                        2,284,000
2,474,000        6,453,000      8,144,000

INCOME TAXES                                          866,000
938,000        2,446,000      3,101,000

NET EARNINGS                                      $ 1,418,000   $
1,536,000      $ 4,007,000      5,043,000

NET EARNINGS PER COMMON SHARE                     $       .20   $
   .21      $       .57   $        .68

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING              7,053,000
7,325,000        7,074,000      7,417,000





                                                 SOUTHERN ELECTRONICS
CORPORATION
                                                          AND
SUBSIDIARY
                                                 CONDENSED
CONSOLIDATED STATEMENTS
                                                      OF
STOCKHOLDERS' EQUITY

(Unaudited)




                                               Common Stock
Additional                                             Prepaid
                                                         Par
Paid-In      Retained         Treasury Stock       Compensation
                                             Shares     Value
Capital      Earnings      Shares       At Cost     Stock Awards


BALANCE, June 30, 1994                     7,063,947  $71,000
$10,127,000   $20,418,000    105,304    $(1,268,000)   $       -

  Stock awards issued                         24,500
129,000                                             (129,000)

  Stock options exercised                         45

  Treasury stock purchased
                         20,286       (122,000)

  Amortization of stock awards
                                                     11,000


  Net earnings
           4,007,000

BALANCE, March 31, 1995                    7,088,492  $71,000
$10,256,000   $24,425,000    125,590    $(1,390,000)   $(118,000)


See notes to condensed consolidated financial statements.



                       SOUTHERN ELECTRONICS CORPORATION
                                AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


Nine Months Ended

   March  31,

1995            1994
OPERATING ACTIVITIES:
  Net earnings                                               $
4,007,000    $  5,043,000
  Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities
    Depreciation and amortization
413,000         359,000
    Compensation - stock awards
11,000          34,000
    Changes in assets and liabilities
(10,846,000)      8,465,000
        Net cash provided by (used in)
        operating activities
(6,415,000)     13,901,000

INVESTING ACTIVITIES:
  Purchases of equipment
(1,139,000)       (648,000)

FINANCING ACTIVITIES:
  Borrowings (repayments) under line of credit, net
8,940,000      (9,258,000)
  Proceeds from issuance of common stock
   -          41,000
  Purchase of treasury stock
(122,000)       (922,000)
      Net cash provided by (used in)
        financing activities
8,818,000     (10,139,000)

NET INCREASE IN CASH
  AND CASH EQUIVALENTS
1,264,000       3,114,000

CASH AND CASH EQUIVALENTS, beginning of period
741,000       1,109,000

CASH AND CASH EQUIVALENTS, end of period                     $
2,005,000    $  4,223,000


                       SOUTHERN ELECTRONICS CORPORATION
                                AND SUBSIDIARY

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 Nine Months
                        Ended March 31, 1995 and 1994
                                (Unaudited)


A.   Interim Financial Statements:

     The accompanying condensed consolidated financial statements of Southern Electronics Corporation and subsidiary (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended March 31, 1995 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended June 30, 1994.

B.   Earnings Per Common Share:

     Earnings per common share have been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 Compared to Three Months Ended
March 31, 1994

Net sales for the third quarter ended March 31, 1995 increased 33.5% compared to the third quarter ended March 31, 1994. This growth resulted primarily from the increase in sales to value-added resellers (VARS) and dealers served by the Company. Sales of microcomputers and computer peripheral products represented approximately 93.1% of the Company's business for the third quarter ended March 31, 1995 as compared to approximately 91.8% for the third quarter ended March 31, 1994. Sales of cellular telephone products accounted for approximately 6.9% of the business for the third quarter ended March 31, 1995 as compared to 8.2% for the year-earlier period.

Gross profit as a percentage of net sales was 6.9% for the third quarter as compared to 8.2% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the quarter ended March 31, 1995 as compared to the quarter ended March 31, 1994.

Selling, general, and administrative expenses as a percentage of net sales decreased to 4.5% for the third quarter ended March 31, 1995 compared with 4.9% for the quarter ended March 31, 1994. This decrease is due primarily to cost control measures implemented in the third quarter ended March 31, 1995.

Income tax expense was recorded at an effective annual rate of 37.9% for the third quarters ended March 31, 1995 and March 31, 1994.

Nine Months Ended March 31, 1995 Compared to Nine Months Ended
March 31, 1994

Net sales for the nine months ended March 31, 1995 increased 29.5% compared to the nine months ended March 31, 1994. This growth resulted primarily from the increase in sales to value-added resellers and dealers served by the Company. Sales of microcomputers and computer peripherals products represented approximately 90.7% of the Company's business for the nine months ended March 31, 1995 and as compared approximately to 90.2% for the nine months ended March 31, 1994. Sales of cellular telephone products accounted for approximately 9.3% of the business for both the nine months ended March 31, 1995 as compared to approximately 9.8% for the year-earlier period.

Gross profit as a percentage of net sales was 7.1% for the nine months ended March 31, 1995 as compared to 8.3% for the same period in the prior year. This decease is primarily attributable to more competitive pricing during the nine months ended March 31, 1995 as compared to the nine months ended March 31, 1994.

Selling, general, and administrative expenses as a percentage of net sales increased to 4.8 % for the nine months ended March 31, 1995 compared with 4.6% for the nine months ended March 31, 1994. This increase, as a percentage of sales, is primarily due to increased training, selling and marketing expenses.

Income tax expense was recorded in the nine months ended March 31, 1995 at an effective annual rate of 37.9% as compared to 38.1% in the nine months ended March 31, 1994.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company and its wholly-owned operating subsidiary, Southern Electronics Distributors, Inc. ("SED"), are parties to a revolving credit loan agreement, as amended (the "Revolving Credit Agreement"), with National City Bank, Columbus, Ohio, which provides for an unsecured line of credit of $20,000,000. Outstanding loans bear interest at the bank's "reference rate" (9.0% at March 31, 1995).
The Revolving Credit Agreement requires a commitment fee of 1/8% per annum payable quarterly against the unused availability.

The Revolving Credit Agreement requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. This agreement expires on February 28, 1996.

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. The Company funded these needs with internally generated funds and, at times, borrowings under its revolving credit line. During the nine months ended March 31, 1995, the Company used $6.4 million for operating activities compared to providing $13.9 million from operating activities in the comparable prior year period. At March 31, 1995, the Company had borrowings of $8,940,000, leaving an available balance of $11,060,000.

Management believes that the Revolving Credit Agreement, together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 1995.

Other Developments

On March 15, 1995, the Company entered into a letter of intent ("Letter of Intent") with GBC Technologies, Inc. ("GBC") contemplating the merger of the Company into a wholly-owned subsidiary of GBC. The Letter of Intent provides that in the merger the shares of common stock of the Company would be converted into registered shares of common stock of GBC at a one-to-one exchange ratio. The Letter of Intent contemplates that the transaction would be structured as a tax-free merger and would be treated as a "pooling of interests" for accounting purposes. The merger is subject to the negotiation of a definitive agreement between the Company and GBC, satisfactory due diligence by both parties, registration with the Securities and Exchange Commission of the shares of common stock of GBC to be issued in the transaction and other customary conditions and approvals, including approvals by the shareholders of the Company and GBC. No definitive merger agreement has been entered into or negotiated by the Company and GBC. The Company and GBC are presently conducting a due diligence review of each other's business operations.

                      PART II - OTHER INFORMATION



Item 1. Legal Proceedings

          Not applicable

Item 2. Changes in Securities

          Not applicable

Item 3. Default Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     a)   Exhibits.

          The following exhibits are incorporated by reference or filed with this report:

          Exhibit
          Number                   Description

          10.28 Letter of Intent dated March 15, 1995 between the Registrant and GBC Technologies, Inc.(1)


          10.29 Amendment No. Two and Amendment No. Three to Revolving Credit Agreement dated February 23, 1993 between the Registrant and Southern Electronics Distributors, Inc.(wholly-owned subsidiary of Registrant) and National City Bank, Columbus, (f/k/a BancOhio National Bank).

     (1) Incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed March 17,
          1995 (date of earliest event reported: March 15, 1995).

     (b)  Reports on form 8-K

          The Registrant filed a Current Report on Form 8-K on March 17, 1995 reporting the execution and delivery, on March 15, 1995, of a Letter of Intent with GBC Technologies, Inc. ("GBC") contemplating the merger of the Registrant with a wholly-owned subsidiary of GBC.




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SOUTHERN ELECTRONICS CORPORATION
                                             (Registrant)



May 12, 1995                              /s/ Gerald Diamond
                                          Gerald Diamond
                                          Chief Executive Officer
                                          Chairman of the Board
                                          (Principal Executive
                                          Officer)

May 12, 1995                              /s/ Larry G. Ayers
                                          Larry G. Ayers
                                          Vice President-Finance and
                                          Treasurer
                                          (Principal Accounting
                                          Officer)