Form 10-Q/A
period 1995-03-31
SOUTHERN ELECTRONICS CORP
filed 1995-09-28
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
            PURSUANT TO RULE 901(d) OF REGULATION S-T
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C. 20549


                           FORM 10-Q/A
                        (Amendment No. 1)*
[MARK ONE]

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                OR

[   ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

                 Commission File No.    0-16345


                SOUTHERN ELECTRONICS CORPORATION
      (Exact name of registrant as specified in its charter)

            DELAWARE                                             22-2715444
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)
Identification No.)


4916 North Royal Atlanta Drive, Tucker, Georgia
30085
(Address of principal executive offices)                              (Zip
Code)

                          (404) 491-8962
       (Registrant's telephone number, including area code)


                          Not Applicable
       Former name, former address and former fiscal year,
                  if changed since last report.


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes   X        No

At April 21, 1995, there were 6,962,902 shares of Common Stock, $.01 par value, outstanding.

*         The purpose of this Amendment is to submit the Financial Data Schedule
                    (Exhibit 27) as of and for the period ended March 31, 1995.

                  PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          The following exhibits are incorporated by reference or filed with this report:

          Exhibit
           Number             Description

           10.28 Letter of Intent dated March 15, 1995 between the Registrant and GBC Technologies, Inc. (1)

           10.29 Amendment No. Two and Amendment No. Three to Revolving Credit Agreement dated February 23, 1993 between the Registrant and Southern Electronics Distributors, Inc. (wholly-owned subsidiary of Registrant) and National City Bank, Columbus (f/k/a BancOhio National Bank).

          27        Financial Data Schedule

          ________________
            Previously filed.

          (1) Incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed March 17, 1995 (date of earliest event reported: March 15, 1994).


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


                              SOUTHERN ELECTRONICS CORPORATION
                                        (Registrant)


September 27, 1995                 /s/ Gerald Diamond
                              Gerald Diamond
                              Chairman of the Board and
                              Chief Executive Officer
                              (Principal Executive Officer)



September 27, 1995                 /s/ Larry G. Ayers
                              Larry G. Ayers
                              Vice President-Finance and
                              Treasurer
                              (Principal Accounting Officer)


22671123
                          EXHIBIT INDEX


Exhibit
 Number                  Description

 10.28              Letter of Intent dated March 15, 1995
                    between the Registrant and GBC
                    Technologies, Inc. (1)

 10.29 Amendment No. Two and Amendment No. Three to Revolving Credit Agreement dated February 23, 1993 between the Registrant and Southern Electronics Distributors, Inc. (wholly-owned subsidiary of Registrant) and National City Bank, Columbus (f/k/a BancOhio National Bank).

27                  Financial Data Schedule

________________
  Previously filed.

(1) Incorporated herein by reference to Exhibit 1 to the Registrant's Current Report on Form 8-K filed March 17, 1995 (date of earliest event reported: March 15, 1994).