Form 10-K
period 1995-06-30
SOUTHERN ELECTRONICS CORP
filed 1995-09-28
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended 06/30/95

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
For the transition period from      N/A      to      N/A

                   Commission file number 0-16345

                  SOUTHERN ELECTRONICS CORPORATION
       (Exact name of Registrant as specified in its charter)

                  DELAWARE                                       22-2715444
          (State or other jurisdiction                        (I.R.S. Employer
              of incorporation or                            Identification No.)
                  organization)

       4916 North Royal Atlanta Drive, Tucker, Georgia  30085
 (Address of principal executive offices)               (Zip Code)

 Registrant's telephone number, including area code:  770/491-8962

Securities registered pursuant to Section 12(b) of the Act:

                                NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.01 PAR VALUE
                          (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $24,619,194 as of September 13, 1995 based upon the closing price of such stock as reported by Nasdaq on that day.

There were 6,995,902 shares of common stock, $.01 par value, outstanding at September 13, 1995.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1995 are incorporated by reference into Part II.

Part III incorporates information by reference from the Registrant's definitive proxy statement for the 1995 annual meeting of stockholders presently scheduled to be held on November 9, 1995, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended June 30, 1995.

Exhibit Index appears on pages ___ through ___. This document contains ___ sequentially numbered pages, including exhibits.

                            PART I

Item 1.   BUSINESS

(a)  General Development of Business

     Southern Electronics Corporation, a Delaware corporation (the "Registrant"), through its wholly-owned operating subsidiary, Southern Electronics Distributors, Inc., a Delaware corporation ("SED"), is a distributor of microcomputers, computer peripheral products and cellular telephone products. These products are sold through a centralized telemarketing sales force to an active, nonexclusive, nationwide customer base of over 9,000 value-added resellers ("VARs") and dealers of microcomputer products located primarily in the Southeastern United States and resellers of cellular telephones.

     The Registrant distributes from its distribution facilities in Tucker, Georgia and Miami, Florida computer related products of nationally recognized manufacturers such as AOC International (USA) Ltd., Colorado Memory Systems, Inc., Cyrix Corporation, Epson America, Inc., Hewlett-Packard Company, Maxtor Corporation, Panasonic Communications & Systems Company and Seagate Technology, Inc., and cellular telephone products of nationally recognized manufacturers such as Mitsubishi Electronics America Incorporated, NEC America, Inc. and Toshiba America Consumer Products, Inc.

     The Registrant and SED were organized in June 1986 and acquired substantially all of the assets of Southern Electronics Distributors, Inc., a Georgia corporation (the "Predecessor"), on July 2, 1986. The Registrant, through SED, is conducting the business formerly operated by the Predecessor. The Predecessor originally was engaged in the business of wholesale distribution of consumer electronics products primarily to independent retailers in small-to-medium-sized markets in the Southeastern United States. In response to a perceived consolidation in the retail consumer electronics market resulting from increased competition, the Registrant began shifting its product mix by the end of fiscal 1987 toward microcomputers and computer peripheral products. The Registrant added sales of cellular telephone products during fiscal 1988. The Registrant substantially completed its strategic refocusing by the end of fiscal 1988.

     On August 9, 1993, the Registrant entered into a lease for an approximately 15,400 square foot sales and distribution facility located in Miami, Florida. See "Item 2. Properties." The Registrant opened this facility in November 1993 and is utilizing it primarily to foster the Registrant's relationships with exporters that ship to the Caribbean and to Central and South America. The Registrant presently has no intention to direct-export its products.

(b)  Financial Information about Industry Segments

     The Registrant operates in only one business segment.

(c)  Narrative Description of Business

1.   Principal Products Distributed and Services Rendered

     The Registrant offers a broad range of computer related hardware products and cellular telephone products. Computer related hardware products accounted for approximately 91% of net sales for fiscal 1995, and included sales of microcomputers, floppy and hard disk drives, dot matrix and non-impact printers, monitors, add-on boards and accessories. Approximately 9% of the Registrant's net sales for fiscal 1995 consisted of cellular telephone products, such as sales of mobile, transportable and portable cellular telephones and related products. The Registrant continually evaluates its product mix and inventory levels and maintains flexibility in its product offerings by adding popular profitable items.

     As a distributor, the Registrant plays a valued role in linking manufacturers with customers that otherwise could not purchase products directly from the manufacturers because of the inability or unwillingness of manufacturers to deliver rapidly and handle efficiently small orders and to verify smaller customers' creditworthiness. The Registrant's position in the marketplace enables it to take advantage of volume discounts, product promotions and other buying opportunities from its vendors, which allow the Registrant to market a wide variety of product offerings to its customers at attractive prices.

2.   Sales, Marketing and Credit Management

     The Registrant is sales driven. Knowledgeable, motivated salespeople are a key to the Registrant's success. The Registrant's sales are generated by a centralized telemarketing sales force, which consisted of approximately 120 persons on June 30, 1995. Members of the sales staff are trained through intensive in-house sales training programs, along with manufacturer-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers' questions about important new product considerations, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. The Registrant's salespeople are able to analyze quickly the Registrant's extensive inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer -- whether a full-line retailer or an industry-specific VAR.

     Because the Registrant's salespersons' compensation is based primarily on commissions, the salespeople are challenged to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can telephone their salespersons on a toll-free number provided by the Registrant. Salespeople initiate calls to introduce the Registrant's existing customers to the Registrant's new products and to solicit orders. In addition, salespeople conduct "cold-call" prospecting using mailing lists and telephone directories of various cities to develop new customer relationships.

     The telemarketing salespersons are supported by other marketing programs. Representatives of the Registrant generally attend at least one trade show annually where they publicize the Registrant's capabilities. In addition, the Registrant's in-house marketing staff prepares catalogs listing available microcomputer and related products and catalogs listing available cellular telephone products for distribution to the Registrant's customers. It also publishes other direct mail pieces promoting specials and new products.

     The Registrant's sales efforts for computer related products are directed principally to its nationwide customer base of VARs and dealers located primarily in the Southeastern United States. The Registrant maintains a separate telemarketing salesforce for the sale of cellular telephone products to retailers and cellular telephone carriers and their authorized agents located throughout the United States.

     The Registrant sells its merchandise on a trade credit, COD, prepaid or floor-plan basis. Under floor-plan arrangements, a lender finances a customer's purchase of inventory from the Registrant. The Registrant typically grants trade credit terms to its customers who qualify. The Registrant has a number of systems in place to monitor and manage trade credit extended to its customers, including its participation in a national credit association in which credit rating information on mutual customers is exchanged.

     Generally, product orders are processed and shipped from the Registrant's metropolitan Atlanta distribution facility on the same day an order is received or, in the case of orders received after 7:00 p.m., on the next business day. The Registrant generally uses United Parcel Service and Federal Express to deliver its merchandise to its customers. Alternative shippers are, however, readily available. Generally, the Registrant's inventory level of products has been adequate to permit the Registrant to be responsive to its customers' purchase requirements. From time to time, the Registrant experiences temporary shortages with respect to certain products as certain of its vendors experience increased demand or manufacturing with respect to their products, resulting in smaller allocations of such products for the Company.

3.   Customers and Customer Support

     The Registrant serves an active, nonexclusive, nationwide customer base of over 9,000 VARs and dealers of microcomputer products and resellers of cellular telephones. The Registrant believes the multi-billion dollar microcomputer and cellular telephone wholesale distribution industries are comprised primarily of customers served on a nonexclusive basis, which provides the Registrant with significant growth opportunities. During fiscal 1995, no customer accounted for more than 10% of the net sales of the Registrant. The Registrant believes that most of its customers rely on distributors as their principal source of computer and cellular telephone products.

     The Registrant's salespeople are trained to help customers configure microcomputer products and to recommend the most appropriate, cost-effective systems and hardware for each customer. In addition, the Registrant's technical support department provides technical advice by toll-free telephone and configures many of the microcomputer products sold by the Registrant. If authorized by the Registrant, a customer may return to the Registrant a product found defective during the manufacturer's warranty period. Upon receipt of the defective product from the customer, the Registrant generally ships a replacement product to the customer and returns the defective product to the manufacturer for credit or repair.

4.   Vendors

     Because of the growing number of relatively small VARs that purchase low volumes of product from manufacturers, it is becoming increasingly cost efficient for most manufacturers to rely on distributors, such as the Registrant, rather than to incur the cost of maintaining their own sales staff, warehouses and credit functions to market, distribute, verify creditworthiness and collect receivables from these customers. The Registrant's market position and financial condition have enabled it to purchase large quantities of products from many manufacturers at competitive prices. The Registrant believes that the inability of certain smaller distributors to control costs and finance their operations is causing a consolidation in the microcomputer and cellular distribution channel, making the Registrant an increasingly important resource to its vendors.

     The Registrant, like most wholesale microcomputer and cellular telephone distributors, sells products from manufacturers generally on a nonexclusive basis without geographical restrictions. Although most manufacturers seek geographical balance in their distributor network, distributors generally are permitted to sell their products throughout the United States and Canada. Management believes all of the Registrant's vendor agreements are in forms customarily used by its vendors. Except to take advantage of certain volume pricing opportunities, the Registrant's vendor agreements do not contain any minimum purchase requirements. The Registrant purchases goods from more than 120 vendors; however, it has negotiated favorable terms from certain manufacturers by purchasing a substantial portion of its products from them. During fiscal 1995, the Registrant purchased approximately 15% of its inventory from one vendor. No other vendor accounted for more than 10% of the Registrant's purchases in fiscal 1995.

     Management continually seeks to expand its list of vendors. While the loss of a major vendor could have a material adverse effect on the Registrant's business, the Registrant believes alternative vendors for similar products are available. There can be no assurance, however, that the addition of these alternative vendors would place the Registrant in the same or as competitive a financial position as it experienced immediately prior to the loss of the major vendor. Generally, management believes that its relationship with its vendors is good.

     The Registrant receives vendor price protection for substantially all of its inventory. In the event a vendor reduces its prices for goods covered by this price protection arrangement which have otherwise not been sold, the Registrant generally either receives a credit on account from the vendor for the price differential or returns the goods to the vendor for credit of the purchase price.

5.   Employees

     As of June 30, 1995, the Registrant had 330 full-time employees, 120 of whom were engaged in telemarketing, and an additional 28 part-time employees. The salespeople are compensated primarily on a commission basis. Management believes the Registrant's relations with its employees are good, and the Registrant has never experienced a strike or work stoppage. There is no collective bargaining agreement covering any of the Registrant's employees.

6.   Competition

     The microcomputer and cellular telephone products markets are extremely competitive. Competition within the industry is principally based on price, product breadth and availability, delivery terms, trade credit terms and various types of technical support and service. Major competitors include Ingram Micro, Inc., Merisel, Inc., Tech Data Corporation and a variety of other smaller regional competitors. The Registrant also competes with manufacturers that sell directly to retailers and VARs. Although many of the distributors with which the Registrant competes have greater financial resources, the Registrant nevertheless believes that its ability to provide competitive pricing, a broad range of products and available inventory, rapid delivery and technical support are important factors that enable it to compete effectively.

7.   Seasonality

     The Registrant's sales are not subject to material seasonal fluctuations.

Item 2.   PROPERTIES

     The Registrant maintains its executive, administrative and sales office and principal distribution facility in the Atlanta metropolitan area. The Registrant leases its executive, administrative and sales office from Royal Park Company, a Georgia general partnership comprised of certain minority stockholders of the Registrant. The lease expires in October 1999 after an 8-year term and supersedes the original 15-year lease entered into in 1984 between the Predecessor and Royal Park Company. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $163,000 through October 1, 1999, subject to increase based upon periodic changes in the Consumer Price Index. The Registrant has a right of first refusal to purchase the facility should it be offered for sale. The Registrant believes that the lease is on terms no less favorable than those available from unaffiliated parties.

     The Registrant's distribution facility in Atlanta consists of approximately 100,000 square feet subject to a lease expiring January 31, 1999. The Registrant also leases additional warehouse and sales office space near its executive, administrative and sales office in Atlanta for future growth. The Registrant believes there is available sufficient additional warehouse and sales office space for lease at reasonable prices near its principal facility in the event the Registrant's growth plans so require.

     On August 9, 1993, the Registrant entered into a lease for an approximately 15,400 square foot sales and distribution facility located in Miami, Florida. This lease expires in November 1996 and includes an annual rental of approximately $107,000, subject to periodic adjustment as set forth in the lease.

Item 3.   LEGAL PROCEEDINGS

     In the ordinary course of business, the Registrant, from time to time, is involved in litigation with certain of its customers and vendors regarding accounts receivable and accounts payable, respectively. With respect to disputes with its vendors, the Registrant typically withholds payment for the goods in controversy until a resolution of the matter has been obtained. Although the Registrant is not currently engaged in or threatened by any material litigation, it is the policy of management to vigorously defend suits brought against the Registrant.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 4(A).     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant and SED, their ages and their present positions with the Registrant and SED are as follows:

Name             Age     Position
Gerald Diamond    57     Chairman of the Board, Chief Executive Officer
                         and Director of the Registrant and SED

Ray D. Risner     50     President, Chief Operating Officer and Director of
                         the Registrant and SED

Larry G. Ayers    49     Vice President-Finance, Chief Financial Officer,
                         Secretary and Treasurer of the Registrant and SED

Mark Diamond      30     Executive Vice President of the Registrant and SED

Barry Diamond     53     Vice President-Cellular of SED

Jean Diamond      54     Vice President-Credit of SED

     Gerald Diamond was elected President and Chairman of the Board of the Registrant and SED in June 1986 and has served in two or more capacities as Chairman of the Board, Chief Executive Officer and President of the Registrant and SED since that date. Mr. Diamond, a founder of the Predecessor, served as its President and Treasurer from July 1980 through July 1986. Mr. Diamond has been in electronics-related businesses for over 30 years. Mr. Diamond is the brother of Barry Diamond and father of Mark Diamond.

     Ray D. Risner was elected as a director of the Registrant in November 1994 and was elected President and Chief Operating Officer of the Registrant and SED in May 1995. Mr. Risner served as Vice Chairman of RJM Group, Inc., a private investment advisory firm, from 1989 to 1994. From 1987 to 1989, he served as Vice President, Financial Administration of RJR Nabisco, Inc. Mr. Risner is also a trustee of The National Faculty and a member of the Board of American Red Cross Blood Services, Atlanta, Georgia.

     Larry G. Ayers was elected Vice President-Finance and Treasurer of SED in June 1986, Secretary in August 1986 and Chief Financial Officer in November 1989. He was also elected Vice President-Finance, Secretary and Treasurer of the Registrant in August 1986 and Chief Financial Officer in November 1989. Mr. Ayers served as Vice President-Finance of the Predecessor from May 1986 through July 1986.

     Mark Diamond has been employed by SED on a full-time basis in the Sales Department since January 1987. In February 1991, Mr. Diamond was elected Vice President-Sales of SED and in May 1993, was elected Executive Vice President-Marketing of SED. In February 1994, Mr. Diamond was elected Executive Vice President-Sales of SED, and in July 1995, he was elected Executive Vice President of the Registrant and in August 1995, he was elected Executive Vice President of SED. Mark Diamond is the son of Gerald Diamond.

     Barry Diamond joined SED in September 1987 as Vice President and has worked since that time in the purchasing, sales and distribution departments. In September 1989, Mr. Diamond was elected Vice President-Operations and in September 1990, was elected Vice President-Cellular Sales. In May 1993,
Mr. Diamond was elected Vice President-Distribution of SED. In February 1994, Mr. Diamond was elected Vice President of SED, and in November 1994, his title became Vice President-Cellular of SED.

     Jean Diamond was elected Vice President - Credit of SED in August 1994. From 1986 to August 1994, she served as Manager of Credit of SED. Jean Diamond is the wife of Gerald Diamond and the mother of Mark Diamond.


                                                           PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     Information regarding the range of high and low sales prices for the common stock of the Registrant for each full quarterly period for fiscal 1995 and 1994 as reported by the Nasdaq National Market ("Nasdaq") and the number of holders of common stock of the Registrant (including individual participants in securities position listings) is incorporated by reference to "Price Range of Common Stock" on the inside back cover of the Registrant's 1995 Annual Report to Stockholders.

     The Registrant has not paid any cash dividends on its common stock since its inception. The Registrant currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based on conditions then existing, including the Registrant's earnings and financial condition, capital requirements and other relevant factors. SED, the earnings of which would be the source of any dividend payments, and the Registrant are parties to a revolving credit agreement that contains certain financial covenants that may impact the Registrant's ability to pay dividends, should it choose to do so.

Item 6.   SELECTED FINANCIAL DATA

     Selected financial information about the Registrant is incorporated herein by reference to "Selected Income Statement Data" and "Selected Balance Sheet Data" on page 1 of the Registrant's 1995 Annual Report to Stockholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information and a discussion regarding the Registrant's financial condition and results of operations are incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 and 7 of the Registrant's 1995 Annual Report to Stockholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant, notes thereto, and independent auditors' report thereon are incorporated herein by reference to pages 8 through 16 of the Registrant's 1995 Annual Report to Stockholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                                                           PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Registrant's directors is incorporated herein by reference to the section of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled for November 9, 1995 (the "Proxy Statement") entitled "Proposal 1 - Election of Directors."

     Information regarding the Registrant's executive officers is incorporated herein by reference to Item 4(A) of Part I of this Report.

Item 11.  EXECUTIVE COMPENSATION

     Information regarding the Registrant's compensation of its executive officers and directors is incorporated herein by reference to the sections of the Proxy Statement entitled "Proposal 1 - Election of Directors" and "Executive Compensation".

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information regarding the security ownership of certain beneficial owners and management of the Registrant is incorporated by reference to the section of the Proxy Statement entitled "Ownership of Shares".

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information regarding certain relationships and related transactions is incorporated herein by reference to the section of the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation."


                                                           PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1. Financial Statements. The Registrant's 1995 Annual Report to Stockholders, a copy of which is filed with this Form 10-K, contains the following financial statements and the report of the Registrant's independent auditors thereon, which are incorporated herein by reference:

               -    Independent Auditors' Report

               -    Consolidated Balance Sheets at June 30, 1995 and 1994

               - Consolidated Statements of Earnings for the years ended June 30, 1995, 1994 and 1993

               - Consolidated Statements of Stockholders' Equity for the years ended June 30, 1995, 1994 and 1993

               - Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1994 and 1993

               -    Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules.

               -    Independent Auditors' Report

               -    Schedules:

                    Schedule                              Description
                       II                   Valuation and Qualifying Accounts

               Schedule II and the report thereon appear immediately preceding the signature pages to this Report.

               Schedules other than the Schedule are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.   Exhibits Incorporated by Reference or Filed with this Report.


Exhibit
Number                      Description

3.1       Certificate of Incorporation, as amended, of the Registrant.

3.2       Amended and Restated By-Laws of the Registrant.(1)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

10.1 Form of Lease Agreement dated as of January 1, 1991 between Royal Park Company and Southern Electronics Distributors, Inc.(2)

10.2 Consulting and Financial Advisory Agreement dated July 2, 1986 between SED Acquisition Corp. and the ZS Fund L.P.(3), as amended as of July 2, 1991.(2)*

10.3 Letter Agreement dated July 2, 1986 among Southern Electronics Distributors, Inc., the shareholders of Southern Electronics Distributors, Inc., SED Acquisition Corp. and the Registrant regarding tax liability indemnification and ERISA matters.(4)*

10.4 Lease Agreement dated May 16, 1990 between The Equitable Life Assurance Society of the United States and Southern Electronics Distributors, Inc.(5), as amended March 20, 1992.(6)

10.5 Lease Agreement dated September 16, 1989 between Industrial Distribution Group, Inc. and Southern Electronics Distributors, Inc.(7), as amended August 19, 1991.(3)

10.6 Lease Agreement dated January 15, 1992 between Southern Electronics Distributors, Inc. and RW Building One Associates.(8)
10.7 Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED.

10.8 Southern Electronics Corporation 1986 Stock Option Plan dated September 3, 1986, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.(9)*

10.9 Form of First Amendment dated September 14, 1989 to Southern Electronics Corporation 1986 Stock Option Plan.(10)*

10.10 Second Amendment dated November 7, 1989 to Southern Electronics Corporation 1986 Stock Option Plan.(11)*

10.11 Third Amendment dated July 17, 1992 to Southern Electronics Corporation 1986 Stock Option Plan.(12)*

10.12 Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(13)*

10.13 First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan.(14)*

10.14 Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan.(15)*

10.15 Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.(16)*

10.16 First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan.(17)*

10.17 Form of Non-Qualified Stock Option Agreement dated as of August 28, 1992 between the Registrant and Cary Rosenthal.(18)*

10.18 Form of Non-Qualified Stock Option Agreement dated as of August 28, 1992 between the Registrant and G. William Speer.(19)*

10.19 Employment Agreements dated November 7, 1989, between the Registrant, SED and each of Gerald Diamond, Jean Diamond, Barry Diamond and Larry G. Ayers(20)*, each as amended by form of Amendment No. 1 dated September 24, 1991.(21)*

10.20 Form of Employment Agreement dated September 24, 1991, among the Registrant, SED and Mark Diamond.(22)*

10.21 Southern Electronics Distributors, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and Savings Plan Adoption Agreement.(23)*

10.22 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and Southern Electronics Distributors, Inc.(24)*

10.23 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and Southern Electronics Corporation.

10.24 Lease Agreement dated November 1992 between H.G. Pattillo and Elizabeth M. Pattillo and Southern Electronics Distributors, Inc.(25)

10.25 Lease Agreement dated August 9, 1993 between New World Partners Joint Venture and Southern Electronics Distributors, Inc.(26)

10.26     Amendment to Lease for 4775 N. Royal Atlanta Drive.

10.27 Form of Non-Qualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and Cary Rosenthal (see form referenced herein as Exhibit 10.17).*

10.28 Form of Non-Qualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and G. William Speer (see form referenced herein as Exhibit 10.18).*

10.29     Form of Non-Qualified Stock Option Agreement for Directors.

10.30 Subscription and Stockholders Agreement dated as of July 2, 1986 by and among the Registrant, ZS SED L.P., ZS Southern L.P. and SED Associates.

11.1      Statement regarding computation of per share earnings.

13 Form of Southern Electronics Corporation 1995 Annual Report to Stockholders (only the portions incorporated by reference into this report are deemed "filed" with the Securities and Exchange Commission).

21        Subsidiaries of the Registrant.(27)

23        Independent Auditors' Consent.

24        Power of Attorney.  See signature page to this Registration
          Statement.

27        Financial Data Schedule.



                                                            Notes

*Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement ("Registration Statement") on Form S-1, filed September 5, 1986 (Reg. No. 33-8494).

(2) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-16345) ("1991 Form 10-K").

(3) Incorporated herein by reference to exhibit 10.6 to Registrant's Registration Statement.

(4) Incorporated herein by reference to exhibit 10.7 to Registrant's Registration Statement.

(5) Incorporated herein by reference to exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (SEC File No. 0-16345) ("1990 Form 10-K").

(6) Incorporated herein by reference to exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-16345) ("1992 Form 10-K").

(7) Incorporated herein by reference to exhibit 10.9 to Registrant's 1990 Form 10-K.

(8) Incorporated herein by reference to exhibit 10.7 to Registrant's 1992 Form 10-K.

(9) Incorporated herein by reference to exhibit 10.12 to Registrant's Registration Statement.

(10) Incorporated herein by reference to exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

(11) Incorporated herein by reference to exhibit 10.25 to Registrant's 1990 Form 10-K.

(12) Incorporated herein by reference to exhibit 10.12 to Registrant's 1992 Form 10-K.

(13) Incorporated herein by reference to exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

(14) Incorporated herein by reference to exhibit 10.26 to Registrant's 1990 Form 10-K.

(15) Incorporated herein by reference to exhibit 10.15 to Registrant's 1992 Form 10-K.

(16) Incorporated herein by reference to Annex A to Registrant's definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

(17) Incorporated herein by reference to exhibit 10.17 to Registrant's 1992 Form 10-K.

(18) Incorporated herein by reference to exhibit 10.18 to Registrant's 1992 Form 10-K.

(19) Incorporated herein by reference to exhibit 10.19 to Registrant's 1992 Form 10-K.

(20) Incorporated herein by reference to Exhibit 6(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

(21) Incorporated herein by reference to exhibit 10.13 to Registrant's 1991 Form 10-K.

(22) Incorporated herein by reference to exhibit 10.14 to Registrant's 1991 Form 10-K.

(23) Incorporated herein by reference to exhibit 10.15 to Registrant's 1991 Form 10-K.

(24) Incorporated herein by reference to exhibit 10.16 to Registrant's 1991 Form 10-K.

(25) Incorporated herein by reference to exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-16345) ("1993 Form 10-K").

(26) Incorporated herein by reference to exhibit 10.25 to Registrant's 1993 Form 10-K.

(27) Incorporated herein by reference to exhibit 21 to Registrant's 1993 Form 10-K.

       (b)  Reports on Form 8-K.

            No reports on Form 8-K were filed during the last quarter of fiscal 1995.




INDEPENDENT AUDITORS' REPORT

We have audited the consolidated financial statements of Southern Electronics Corporation and subsidiary as of June 30, 1995 and 1994, and for each of the three years in the period ended June 30, 1995, and have issued our report thereon dated August 18, 1995; such consolidated financial statements and report are included in your 1995 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Southern Electronics Corporation listed in Item 14.
This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


DELOITTE & TOUCHE LLP


Atlanta, Georgia
August 18, 1995

SOUTHERN ELECTRONICS CORPORATION
AND SUBSIDIARY

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS


Column A              Column B       Column C       Column D     Column E
                      Balance at     Charged to                   Balance
                      Beginning      Costs and                     at End
Description           of Period       Expenses    Deductions(1)  of Period

Year ended June 30,   $664,000      $1,143,000      $ 962,000    $ 845,000
1995; Allowance for
doubtful accounts

Year ended June 30,    931,000       1,225,000      1,492,000      664,000
1994; Allowance for
doubtful accounts

Year ended June 30,    728,000         425,000        220,000      931,000
1993; Allowance for
doubtful accounts


  1 Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.


                                                          SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOUTHERN ELECTRONICS CORPORATION


Date:  September 28, 1995           By:  /s/ Larry G. Ayers

                                     Larry G. Ayers,
                                     Vice President - Finance


                                                      POWER OF ATTORNEY


    KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gerald Diamond and Larry G. Ayers and each of them as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Southern Electronics Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and other appropriate agencies, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or either of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28 day of September, 1995.


                                     /s/ Gerald Diamond

                                     Gerald Diamond,
                                     Chairman of the Board,
                                     Chief Executive Officer
                                     and Director
                                     (principal executive officer)





                                     /s/ Larry G. Ayers

                                     Larry G. Ayers,
                                     Vice President - Finance and Treasurer
                                     (principal financial and accounting
                                      officer)


                                     /s/ Stewart I. Aaron

                                     Stewart I. Aaron,
                                     Director

                                     /s/ Ray D. Risner

                                     Ray D. Risner,
                                     Director


                                     /s/ Cary Rosenthal

                                     Cary Rosenthal,
                                     Director


                                     /s/ G. William Speer

                                     G. William Speer,
                                     Director


                                     /s/ Michel Zaleski

                                     Michel Zaleski,
                                     Director






                                                        EXHIBIT INDEX

                                                                    Sequentially
Exhibit                                                               Numbered
Number               Description                                        Page

3.1       Certificate of Incorporation, as amended, of the Registrant.   ___

3.2       Amended and Restated By-Laws of the Registrant.(1)             N/A

4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock
          of the Registrant.                                             N/A

10.1      Form of Lease Agreement dated as of January 1, 1991 between
          Royal Park Company and Southern Electronics Distributors,
          Inc.(2)                                                        N/A

10.2 Consulting and Financial Advisory Agreement dated July 2, 1986 between SED Acquisition Corp. and the ZS Fund L.P.(3), as
          amended as of July 2, 1991.(2)*                                N/A

10.3 Letter Agreement dated July 2, 1986 among Southern Electronics Distributors, Inc., the shareholders of Southern
          Electronics Distributors, Inc., SED Acquisition Corp. and
          the Registrant regarding tax liability indemnification and ERISA
          matters.(4)*                                                   N/A

10.4 Lease Agreement dated May 16, 1990 between The Equitable Life Assurance Society of the United States and Southern Electronics
          Distributors, Inc.(5), as amended March 20, 1992.(6)           N/A

10.5 Lease Agreement dated September 16, 1989 between Industrial Distribution Group, Inc. and Southern Electronics
          Distributors, Inc.(7), as amended August 19, 1991.(3)          N/A

10.6      Lease Agreement dated January 15, 1992 between Southern
          Electronics Distributors, Inc. and RW Building One
          Associates.(8)                                                 N/A

10.7 Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia,
          N.A., the Registrant and SED.                                  ___

10.8 Southern Electronics Corporation 1986 Stock Option Plan dated September 3, 1986, together with related forms of Incentive
          Stock Option Agreement and Non-Qualified Stock Option
          Agreement.(9)*                                                 N/A

10.9      Form of First Amendment dated September 14, 1989 to Southern
          Electronics Corporation 1986 Stock Option Plan.(10)*           N/A

10.10     Second Amendment dated November 7, 1989 to Southern Electronics
          Corporation 1986 Stock Option Plan.(11)*                       N/A

10.11     Third Amendment dated July 17, 1992 to Southern Electronics
          Corporation 1986 Stock Option Plan.(12)*                       N/A

10.12 Southern Electronics Corporation 1988 Restricted Stock Plan,
      together with related form of Restricted Stock Agreement.(13)*     N/A

10.13 First Amendment dated November 7, 1989 to Southern Electronics
      Corporation 1988 Restricted Stock Plan.(14)*                       N/A

10.14 Second Amendment dated July 17, 1992 to Southern Electronics
      Corporation 1988 Restricted Stock Plan.(15)*                       N/A

10.15 Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option
      Agreement and Non-Qualified Stock Option Agreement.(16)*           N/A

10.16 First Amendment dated July 17, 1992 to Southern Electronics
      Corporation 1991 Stock Option Plan.(17)*                           N/A

10.17 Form of Non-Qualified Stock Option Agreement dated as of
      August 28, 1992 between the Registrant and Cary
      Rosenthal.(18)*                                                    N/A

10.18 Form of Non-Qualified Stock Option Agreement dated as of
      August 28, 1992 between the Registrant and G. William
      Speer.(19)*                                                        N/A

10.19 Employment Agreements dated November 7, 1989, between the
      Registrant, SED and each of Gerald Diamond, Jean Diamond,
      Barry Diamond and Larry G. Ayers(20)*, each as amended by
      form of Amendment No. 1 dated September 24, 1991.(21)*             N/A

10.20 Form of Employment Agreement dated September 24, 1991, among
      the Registrant, SED and Mark Diamond.(22)*                         N/A

10.21 Southern Electronics Distributors, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and
      Savings Plan Adoption Agreement.(23)*                              N/A

10.22 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and Southern
      Electronics Distributors, Inc.(24)*                                N/A

10.23 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and Southern
      Electronics Corporation.                                           ___

10.24 Lease Agreement dated November 1992 between H.G. Pattillo and Elizabeth M. Pattillo and Southern Electronics Distributors,
      Inc.(25)                                                           N/A

10.25 Lease Agreement dated August 9, 1993 between New World Partners
      Joint Venture and Southern Electronics Distributors,
      Inc.(26)                                                           N/A

10.26 Amendment to Lease for 4775 N. Royal Atlanta Drive.                ___

10.27 Form of Non-Qualified Stock Option Agreement dated as of May 21,
      1993 between the Registrant and Cary Rosenthal (see form
      referenced herein as Exhibit 10.17).*                              N/A

10.28 Form of Non-Qualified Stock Option Agreement dated as of May 21,
      1993 between the Registrant and G. William Speer (see
      form referenced herein as Exhibit 10.18).*                         N/A

10.29 Form of Non-Qualified Stock Option Agreement for Directors.        ___

10.30 Subscription and Stockholders Agreement dated as of July 2, 1986 by and among the Registrant, ZS SED L.P., ZS Southern
      L.P. and SED Associates.                                           ___

11.1  Statement regarding computation of per share earnings.             ___

13    Form of Southern Electronics Corporation 1995 Annual Report
      to Stockholders (only the portions incorporated by reference into this report are deemed "filed" with the Securities and
      Exchange Commission).                                              ___

21    Subsidiaries of the Registrant.(27)                                N/A

23    Independent Auditors' Consent.                                     ___

24    Power of Attorney.  See signature page to this Registration
      Statement.                                                         N/A

27    Financial Data Schedule.                                           ___

__________________

                                                         Notes

*Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement ("Registration Statement") on Form S-1, filed September 5, 1986 (Reg. No. 33-8494).

(2) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-16345) ("1991 Form 10-K").

(3) Incorporated herein by reference to exhibit 10.6 to Registrant's Registration Statement.

(4) Incorporated herein by reference to exhibit 10.7 to Registrant's Registration Statement.

(5) Incorporated herein by reference to exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (SEC
     File No. 0-16345) ("1990 Form 10-K").

(6) Incorporated herein by reference to exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC
     File No. 0-16345) ("1992 Form 10-K").

(7) Incorporated herein by reference to exhibit 10.9 to Registrant's 1990 Form 10-K.

(8) Incorporated herein by reference to exhibit 10.7 to Registrant's 1992 Form 10-K.

(9) Incorporated herein by reference to exhibit 10.12 to Registrant's Registration Statement.

(10) Incorporated herein by reference to exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988
     (SEC File No. 0-16345).

(11) Incorporated herein by reference to exhibit 10.25 to Registrant's 1990 Form 10-K.

(12) Incorporated herein by reference to exhibit 10.12 to Registrant's 1992 Form 10-K.

(13) Incorporated herein by reference to exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988
     (SEC File No. 0-16345).

(14) Incorporated herein by reference to exhibit 10.26 to Registrant's 1990 Form 10-K.

(15) Incorporated herein by reference to exhibit 10.15 to Registrant's 1992 Form 10-K.

(16) Incorporated herein by reference to Annex A to Registrant's definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File
     No. 0-16345).

(17) Incorporated herein by reference to exhibit 10.17 to Registrant's 1992 Form 10-K.

(18) Incorporated herein by reference to exhibit 10.18 to Registrant's 1992 Form 10-K.

(19) Incorporated herein by reference to exhibit 10.19 to Registrant's 1992 Form 10-K.

(20) Incorporated herein by reference to Exhibit 6(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December
     31, 1989 (SEC File No. 0-16345).

(21) Incorporated herein by reference to exhibit 10.13 to Registrant's 1991 Form 10-K.

(22) Incorporated herein by reference to exhibit 10.14 to Registrant's 1991 Form 10-K.

(23) Incorporated herein by reference to exhibit 10.15 to Registrant's 1991 Form 10-K.

(24) Incorporated herein by reference to exhibit 10.16 to Registrant's 1991 Form 10-K.

(25) Incorporated herein by reference to exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993
     (SEC File No. 0-16345) ("1993 Form 10-K").

(26) Incorporated herein by reference to exhibit 10.25 to Registrant's 1993 Form 10-K.

(27) Incorporated herein by reference to exhibit 21 to Registrant's 1993 Form 10-K.