Form 10-Q
period 1995-09-30
SOUTHERN ELECTRONICS CORP
filed 1995-11-15
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1995

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

At November 6, 1995, there were 6,993,402 shares of Common Stock, $.01 par value, outstanding.

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

ITEM 1:  FINANCIAL STATEMENTS

                 SOUTHERN ELECTRONICS CORPORATION
                          AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS


                                                 September 30,      June 30,
                      ASSETS                         1995             1995
                                                 (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                       $   202,000      $   790,000
 Trade accounts receivable, net                   29,486,000       26,459,000
 Inventories                                      54,244,000       53,688,000
 Deferred income taxes                               910,000          910,000
 Prepaid income taxes                                     -           479,000
 Other current assets                                534,000          271,000
       TOTAL CURRENT ASSETS                       85,376,000       82,597,000

PROPERTY AND EQUIPMENT, net                        4,481,000        4,452,000

INTANGIBLES                                          323,000          326,000

                                                 $90,180,000      $87,375,000


       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Trade accounts payable                          $35,811,000      $37,922,000
 Accrued liabilities                               3,459,000        3,320,000
 Income taxes payable                                349,000             -
       TOTAL CURRENT LIABILITIES                  39,619,000       41,242,000

REVOLVING BANK DEBT                               14,895,000       11,500,000


STOCKHOLDERS' EQUITY:
 Preferred Stock
  129,500 shares authorized, none issued
 Common stock, $.01 par value; 10,000,000 shares
  authorized and 7,118,992 shares
  issued                                               71,000          71,000
 Additional paid-in capital                        10,566,000      10,579,000
 Retained earnings                                 26,650,000      25,640,000
 Treasury stock, at cost, 125,590                  (1,390,000)     (1,390,000)
 Prepaid compensation - stock awards                 (231,000)       (267,000)
                                                   35,666,000      34,633,000

                                                  $90,180,000     $87,375,000


                                   SOUTHERN ELECTRONICS CORPORATION
                                           AND SUBSIDIARY

                             CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                            (Unaudited)





                                                        Three Months Ended
                                                           September 30,

                                                       1995             1994

NET SALES                                          $109,993,000    $90,642,000

COST OF SALES, Including buying
         and occupancy expenses                     103,385,000      83,943,000

                                                      6,608,000       6,699,000


OTHER COSTS AND EXPENSES (INCOME):
         Selling, general, and administrative         4,707,000       4,585,000

         Interest expense                               271,000          73,000
                                                      4,978,000       4,658,000

EARNINGS BEFORE INCOME TAXES                          1,630,000       2,041,000

INCOME TAXE                                         $   620,000         775,000

NET EARNINGS                                        $ 1,010,000     $ 1,266,000

NET EARNINGS PER COMMON SHARE                              $.14            $.18

WEIGHTED AVERAGE NUMBER OF COMMON AND
         COMMON EQUIVALENT SHARES OUTSTANDING         7,122,000       7,104,000











                                   SOUTHERN ELECTRONICS CORPORATION
                                            AND SUBSIDIARY

                                   CONDENSED CONSOLIDATED STATEMENTS
                                        OF STOCKHOLDERS' EQUITY
                                              (Unaudited)




                                           Common Stock        Additional                                           Prepaid
                                                      Par       Paid-In     Retained         Treasury Stock       Compensation
                                         Shares      Value      Capital     Earnings       Shares     At Cost     Stock Awards


BALANCE, June 30, 1995                  7,121,492   $71,000   $10,579,000  $25,640,000    125,590  $(1,390,000)   $ (267,000)

        Stock awards cancelled             (2,500)                (13,000)                                            13,000

        Amortization of stock awards                                                                                  23,000

        Net earnings                                                         1,010,000


BALANCE, September 30, 1995             7,118,992  $71,000   $10,566,000   $26,650,000    125,590  $(1,390,000)   $ (231,000)



See notes to condensed consolidated financial statements.


                       SOUTHERN ELECTRONICS CORPORATION
                                AND SUBSIDIARY

               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)



                                                          Three Months Ended
                                                             September 30,
                                                         1995           1994

OPERATING ACTIVITIES:
         Net earnings                                $ 1,010,000    $ 1,266,000
         Adjustments to reconcile net earnings
            to net cash provided by (used in)
            operating activities
          Depreciation and amortization                  197,000        129,000
          Compensation - stock awards                     23,000            -
          Changes in assets and liabilities           (4,990,000)   (12,652,000)
            Net cash provided by (used in)
              operating activities                    (3,760,000)   (11,257,000)

INVESTING ACTIVITIES:
         Purchases of equipment                         (223,000)      (134,000)

FINANCING ACTIVITIES:
         Borrowings under line of credit, net          3,395,000     12,425,000
         Purchase of treasury stock                        -           (122,000)
            Net cash provided by
              financing activities                     3,395,000     12,303,000

NET INCREASE (DECREASE) IN CASH
         AND CASH EQUIVALENTS                           (588,000)       912,000

CASH AND CASH EQUIVALENTS, beginning of period           790,000        741,000

CASH AND CASH EQUIVALENTS, end of period              $  202,000    $ 1,653,000


                 SOUTHERN ELECTRONICS CORPORATION
                          AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           Three Months
                Ended September 30, 1995 and 1994
                           (Unaudited)



  A.    Interim Financial Statements:

      The accompanying condensed consolidated financial statements of Southern Electronics Corporation and subsidiary (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1995 are not necessarily indicative of the operating results for the full year.

      Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended June 30, 1995.

  B.  Earnings Per Common Share:

      Earnings per common share have been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994

Net sales for the first quarter ended September 30, 1995 increased 21.4% compared to the first quarter ended September 30, 1994. This growth resulted primarily from the increase in sales to value-added resellers (VARS) and dealers served by the Company. Sales of microcomputers and computer peripheral products represented approximately 91.2% of the Company's business for the first quarter ended September 30, 1995 as compared to approximately 90.8% for the first quarter ended September 30, 1994. Sales of cellular telephone products accounted for approximately 8.8% of the business for the first quarter ended September 30, 1995 as compared to 9.2% for the year-earlier period.

Gross profit as a percentage of net sales was 6.0% for the first quarter as compared to 7.4% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the quarter ended September 30, 1995 as compared to the quarter ended September 30, 1994.

Selling, general, and administrative expenses as a percentage of net sales decreased to 4.3% for the first quarter ended September 30, 1995 compared with 5.1% for the quarter ended September 30, 1994. This decrease is due primarily to greater revenue coverage of expenses and the Company's efforts to contain expense increases.

Income tax expense was recorded at an effective annual rate of 38.0% for the first quarters ended September 30, 1995 and September 30, 1994.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company and its wholly-owned operating subsidiary, Southern Electronics Distributors, Inc. ("SED"), are parties to a revolving credit loan agreement (the "Revolving Credit Agreement") with National City Bank, Columbus, Ohio, and Wachovia Bank of Georgia, N.A. which provides for an unsecured line of credit of $30,000,000. This agreement was entered into on June 29, 1995. The Company may borrow at the prime rate offered by Wachovia Bank of Georgia, N.A., 8.75% at June 30, 1995, or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Revolving Credit Agreement requires a commitment fee of 1/4% of the unused commitment.

The Revolving Credit Agreement requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. This agreement expires on August 31, 1997. At September 30, 1995, the Company had borrowings of $14,895,000 and irrevocable standby letters of credit of $1,050,000 outstanding under the Revolving Credit Agreement.

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. The Company funded its increases in accounts receivable and inventories with internally generated funds and, at times, borrowings under its Revolving Credit Agreement.

Management believes that the Revolving Credit Agreement, together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 1996.

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

          Exhibit
          Number           Description

               27         Financial Data Schedule

       b) Reports on Form 8-K

          None

                            SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOUTHERN ELECTRONICS CORPORATION
                                            (Registrant)



  November 14, 1995                    /s/ Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



  November 14, 1995                    /s/ Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)







                          EXHIBIT INDEX



    Exhibit
    Number                   Description

      27                     Financial Data Schedule