Form 10-Q
period 1995-12-31
SOUTHERN ELECTRONICS CORP
filed 1996-02-14
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1995

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

At February 5, 1996, there were 7,271,347 shares of Common Stock,
$.01 par value, outstanding.



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



ITEM 1:  FINANCIAL STATEMENTS


                    SOUTHERN ELECTRONICS CORPORATION
                             AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED BALANCE SHEETS



                                      December 31,       June 30,
          ASSETS                          1995             1995
                                       (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents         $   769,000   $   790,000
     Trade accounts receivable, net     28,441,000    26,459,000
     Inventories                        51,930,000    53,688,000
     Deferred income taxes               1,144,000       910,000
     Prepaid income taxes                        -       479,000
     Other current assets                  844,000       271,000
               TOTAL CURRENT ASSETS     83,128,000    82,597,000

PROPERTY AND EQUIPMENT, net              3,883,000     4,452,000

INTANGIBLES                              7,581,000       326,000

                                       $94,592,000   $87,375,000


                                       December 31,     June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY       1995            1995
                                        (Unaudited)

CURRENT LIABILITIES:
     Trade accounts payable            $48,548,000   $37,922,000
     Accrued liabilities                 2,500,000     3,320,000
     Income taxes payable                  556,000             -
           TOTAL CURRENT LIABILITIES    51,604,000    41,242,000

REVOLVING BANK DEBT                      4,580,000    11,500,000


STOCKHOLDERS' EQUITY:
     Preferred Stock
       129,500 shares authorized,
       none issued
     Common stock, $.01 par value;
       10,000,000 shares
       authorized shares 7,392,992
       and 7,121,492 shares issued          74,000        71,000
     Additional paid-in capital         11,933,000    10,579,000
     Retained earnings                  28,004,000    25,640,000
     Treasury stock, at cost, 125,590   (1,390,000)   (1,390,000)
     Prepaid compensation -
       stock awards                       (213,000)     (267,000)

                                        38,408,000    34,633,000

                                       $94,592,000   $87,375,000

                                                 SOUTHERN ELECTRONICS CORPORATION
                                                         AND SUBSIDIARIES

                                           CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                            (Unaudited)




                                                                 Three Months Ended            Six Months Ended
                                                                     December 31,                 December 31,
                                                                  1995          1994          1995          1994

NET SALES                                                     $101,865,000  $100,783,000  $211,858,000  $191,425,000

COST OF SALES, Including buying
   and occupancy expenses                                       95,006,000    93,523,000   198,391,000   177,466,000
                                                                 6,859,000     7,260,000    13,467,000    13,959,000

OTHER COSTS AND EXPENSES (INCOME):
  Selling, general, and administrative                           4,514,000     4,941,000     9,221,000     9,526,000
  Interest expense                                                 152,000       191,000       423,000       264,000
                                                                 4,666,000     5,132,000     9,644,000     9,790,000

EARNINGS BEFORE INCOME TAXES                                     2,193,000     2,128,000     3,823,000     4,169,000

INCOME TAXES                                                       839,000       805,000     1,459,000     1,580,000

NET EARNINGS                                                  $  1,354,000  $  1,323,000  $  2,364,000  $  2,589,000

NET EARNINGS PER COMMON SHARE                                         $.19          $.19          $.33          $.37

WEIGHTED AVERAGE NUMBER OF COMMON AND
  COMMON EQUIVALENT SHARES OUTSTANDING                           7,083,000     7,063,000     7,103,000     7,084,000



                                                 SOUTHERN ELECTRONICS CORPORATION
                                                         AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED STATEMENTS
                                                      OF STOCKHOLDERS' EQUITY
                                                            (Unaudited)



                                            Common Stock           Additional                                            Prepaid
                                                         Par        Paid-In       Retained        Treasury Stock       Compensation
                                          Shares        Value       Capital       Earnings      Shares      At Cost    Stock Awards

BALANCE, June 30, 1995                  7,121,492      $71,000    $10,579,000   $25,640,000    125,590   $(1,390,000) $ (267,000)

  Stock awards cancelled                   (3,500)                    (18,000)                                             5,000

  Amortization of stock awards                                                                                            49,000

  Stock issued - business acquisition     275,000        3,000      1,372,000

  Net earnings                                                                    2,364,000

BALANCE, December 31, 1995              7,392,992      $74,000    $11,933,000   $28,004,000   125,590    $(1,390,000) $ (213,000)



See notes to condensed consolidated financial statements.


                        SOUTHERN ELECTRONICS CORPORATION
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                   Six Months Ended
                                                      December 31,
                                                  1995           1994

OPERATING ACTIVITIES:
  Net earnings                                 $ 2,364,000  $ 2,589,000
  Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities
    Depreciation and amortization                  461,000      265,000
    Compensation - stock awards                     36,000        5,000
    Changes in assets and liabilities,
      net of effects from acquired business      4,462,000   (8,478,000)
      Net cash provided by (used in)
        operating activities                     7,323,000   (5,619,000)

INVESTING ACTIVITIES:
  Purchases of equipment                          (403,000)    (530,000)
  Purchase of business, net of cash acquired       (21,000)           -
        Net cash used in investing activities     (424,000)    (530,000)

FINANCING ACTIVITIES:
  Borrowings (Repayments) under
      line of credit, net                       (6,920,000)   6,589,000
  Purchase of treasury stock                             -     (122,000)
      Net cash provided by
        financing activities                    (6,920,000)   6,467,000

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                             (21,000)     318,000

CASH AND CASH EQUIVALENTS, beginning of period     790,000      741,000

CASH AND CASH EQUIVALENTS, end of period       $   769,000  $ 1,059,000

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
  FINANCING ACTIVITIES:
    In conjunction with the acquired business,
      liabilities were assumed as follows:
        Fair value of assets acquired          $13,850,000
        Consideration paid consisting of
          cash and common stock                 (2,600,000)
        Liabilities assumed                    $11,250,000



                       SOUTHERN ELECTRONICS CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   Six Months
                        Ended December 31, 1995 and 1994
                                   (Unaudited)

A.   Interim Financial Statements:
     The accompanying condensed consolidated financial statements of Southern Electronics Corporation and subsidiaries (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and six months ended December 31, 1995 are not necessarily indicative of the operating results for the full year.

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

C.   Acquisition:
     On December 14, 1995, the Company acquired substantially all of the assets and assumed certain liabilities of U.S. Computer of North America, Inc., a distributor of Hewlett-Packard computer products in Latin America for approximately $2,600,000, including $350,000 in estimated expenses, consisting of 275,000 shares of common stock valued at $1,375,000 and cash amounting to $1,225,000.

     This acquisition has been accounted for using the purchase method of accounting. Goodwill arising from this acquisition is being amortized using the straight-line method over 30 years. The operating results of the acquired business are included in the Company's Consolidated Statements of Earnings from the date of acquisition.

     The following unaudited pro forma consolidated financial information gives effect to the acquisition as if the transaction had occurred as of July 1, 1994. The pro forma consolidated information is not necessarily indicative of the results that would have been reported had the acquisition occurred on such date, nor is it indicative of the Company's future operations.

                                                 Six Months Ended
                                                    December 31,
                                                 1995          1994

      Net Sales                              $237,787,000  $214,146,000

      Net Earnings                            $ 2,678,000  $    176,000

      Net Earnings
        per Common Share                             $.36          $.02


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 1995 Compared to Three Months Ended December 31, 1994

Net sales for the second quarter ended December 31, 1995, which include sales of approximately $700,000 attributable to U.S. Computer of North America, Inc. ("USC") acquired by the Company on December 14, 1995, increased 1.1% compared to the second quarter ended December 31, 1994. Sales of microcomputers and computer peripheral products represented approximately 88.7% of the Company's business for the second quarter ended December 31, 1995 as compared to approximately 88.2% for the second quarter ended December 31, 1994. Sales of cellular telephone products accounted for approximately 11.3% of the business for the second quarter ended December 31, 1995 as compared to 11.8% for the year-earlier period.

Gross profit as a percentage of net sales was 6.7% for the second quarter as compared to 7.2% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the quarter ended December 31, 1995 as compared to the quarter ended December 31, 1994.

Selling, general, and administrative expenses as a percentage of net sales decreased to 4.4% for the second quarter ended December 31, 1995 compared with 4.9% for the quarter ended December 31, 1994. This decrease is due primarily to a lower provision for doubtful accounts and lower personnel and freight costs. These decreases were partially offset by an increase in depreciation and amortization expenses relating to the Company's new computer system.

Income tax expense was recorded at an effective annual rate of 38.3% and 37.8% respectively for the second quarters ended December 31, 1995 and December 31, 1994.


Six Months Ended December 31, 1995 Compared to Six Months Ended
December 31, 1994

Net sales for the six months ended December 31, 1995 increased 10.7% compared to the six months ended December 31, 1994. This growth resulted primarily from the increase in sales to value-added resellers and dealers served by the Company and the USC acquisition. Sales of microcomputers and computer peripherals products represented approximately 89.9% of the Company's business for the six months ended December 31, 1995 as compared to approximately 89.4% for the six months ended December 31, 1994. Sales of cellular telephone products accounted for approximately 10.1% of the business for the six months ended December 31, 1995 as compared to 10.6% for the year-earlier period.

Gross profit as a percentage of net sales was 6.4% for the six months ended December 31, 1995 as compared to 7.3% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the six months ended December 31, 1995 as compared to the six months ended December 31, 1994.

Selling, general, and administrative expenses as a percentage of net sales decreased to 4.4% for the six months ended December 31, 1995 compared with 5.0% for the six months ended December 31, 1994. This decrease is due primarily to greater revenue coverage of expenses and a lower provision for doubtful accounts. This decrease was partially offset by an increase in depreciation and amortization expenses relating to the Company's new computer system.

Income tax expense was recorded in the six months ended December 31, 1995 at an effective annual rate of 38.2% as compared to 37.9% in the six months ended December 31, 1994.


ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company and its wholly-owned operating subsidiaries, Southern Electronics Distributors, Inc. ("SED") and USC Acquisition Corporation, are parties to a revolving credit loan agreement (the "Revolving Credit Agreement") with National City Bank, Columbus, Ohio, and Wachovia Bank of Georgia, N.A. which provides for an unsecured line of credit of $30,000,000. This agreement was entered into on June 29, 1995 and amended on December 14, 1995 to include USC Acquisition Corporation. The Company may borrow at the prime rate offered by Wachovia Bank of Georgia, N.A., 8.5% at December 31, 1995, or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Revolving Credit Agreement requires a commitment fee of 1/4% of the unused commitment.

The Revolving Credit Agreement requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. This agreement expires on August 31, 1997. At December 31, 1995, the Company had borrowings of $4,580,000 and irrevocable standby letters of credit of $3,050,000 outstanding under the Revolving Credit Agreement.

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

Acquisition

See Note C of Notes to Condensed Consolidated Financial Statements for information regarding the acquisition of USC which was consummated on December 14, 1995.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings
          Not applicable

Item 2. Changes in Securities
          Not applicable

Item 3. Default Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          The Registrant's 1995 Annual Meeting of Stockholders was held on November 9, 1995 for the following purposes: (i) to elect two Class I directors for a three-year term; (ii) to approve an amendment to the Southern Electronics Corporation 1991 Stock Option Plan to increase the number of shares available for issuance by 250,000; and (iii) to approve the Company's 1995 Formula Stock Option Plan. The voting results on the foregoing matters, which were all approved, were as follows:

          Proposal 1 - Electrion of Directors

          Nominee                  For        Authority Withheld
          Stewart I. Aaron      6,606,111       129,896
          Michel Zaleski        6,606,111       129,896

          Proposal 2 - Amendment of the 1991 Stock Option Plan

             For        Against     Abstained     Broker Non-Votes
          4,963,177     311,833      45,475          1,415,522

          Proposal 3 - Approval of the 1995 Formula Stock Option Plan

             For        Against     Abstained     Broker Non-Votes
          4,381,846     868,446      69,563          1,416,152

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
     a) Exhibits.

        Exhibit
        Number           Description

        10.31 First Amendment, dated December 14, 1995, among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant, Southern Electronics Distributors, Inc., a wholly owned subsidiary of the Registrant ("SED"), and U.S. Computer of North America, Inc., also a wholly-owned subsidiary of the Registrant, to Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED.

        27          Financial Data Schedule

     b) Reports on Form 8-K

        The Company filed a report on Form 8-K on December 29, 1995 reporting the Company's acquisition of substantially allassets of U.S. Computer of North America, Inc.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SOUTHERN ELECTRONICS CORPORATION
                                           (Registrant)




February 14, 1996                         /s/ Gerald Diamond
                                          Gerald Diamond
                                          Chief Executive Officer
                                          Chairman of the Board
                                          (Principal Executive Officer)



February 14, 1996                         /s/ Larry G. Ayers
                                          Larry G. Ayers
                                          Vice President-Finance and
                                          Treasurer
                                          (Principal Accounting Officer)







                                  EXHIBIT INDEX



Exhibit
Number                  Description

10.31 First Amendment, dated December 14, 1995, among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant, Southern Electronics Distributors, Inc.("SED"), and U.S. Computer of North America, Inc., also a wholly-owned subsidiary of the Registrant, to Revolving Credit Agreement dated as ofJune 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., The Registrant and SED.

27                  Financial Data Schedule