Form 10-Q
period 1996-03-31
SOUTHERN ELECTRONICS CORP
filed 1996-05-13
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1996

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



                            (770) 491-8962
         (Registrant's telephone number, including area code)


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

At April 22, 1996, there were 7,271,622 shares of Common Stock,
$.01 par value, outstanding.

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

 ITEM 1:  FINANCIAL STATEMENTS


                 SOUTHERN ELECTRONICS CORPORATION
                          AND SUBSIDIARY

              CONDENSED CONSOLIDATED BALANCE SHEETS



                                                     March 31,
      June 30,
ASSETS                                                 1996
       1995
                                                   (Unaudited)

CURRENT ASSETS:
 Cash and cash equivalents                        $  3,307,000
   $   790,000
     Trade accounts receivable, net                 37,510,000
    26,459,000
     Inventories                                    55,838,000
    53,688,000
     Deferred income taxes                           1,144,000
       910,000
     Prepaid income taxes                                   --
       479,000
     Other current assets                              506,000
       271,000
               TOTAL CURRENT ASSETS                 98,305,000
    82,597,000

PROPERTY AND EQUIPMENT, net                          4,082,000
     4,452,000

INTANGIBLES                                          7,507,000
       326,000
                                                  $109,894,000
   $87,375,000



                                                    March 31,
    June 30,
LIABILITIES AND STOCKHOLDERS' EQUITY                  1996
      1995
                                                   (Unaudited)


CURRENT LIABILITIES:
 Trade accounts payable                           $ 51,206,000
   $37,922,000
 Accrued liabilities                                 2,609,000
     3,320,000
 Income taxes payable                                  681,000
            --
       TOTAL CURRENT LIABILITIES                    54,496,000
    41,242,000


REVOLVING BANK DEBT                                 15,500,000
    11,500,000


STOCKHOLDERS' EQUITY:
 Preferred Stock
  129,500 shares authorized, none issued
 Common stock, $.01 par value; 10,000,000 shares
  authorized shares 7,397,212 and 7,121,492
  shares issued                                         74,000
        71,000
 Additional paid-in capital                         11,935,000
    10,579,000
 Retained earnings                                  29,473,000
    25,640,000
 Treasury stock, at cost, 125,590                   (1,390,000)
    (1,390,000)
 Prepaid compensation - stock awards                  (194,000)
      (267,000)
                                                    39,898,000
    34,633,000
                                                  $109,894,000
   $87,375,000


                             SOUTHERN ELECTRONICS CORPORATION
                                      AND SUBSIDIARY

                        CONDENSED CONSOLIDATED STATEMENTS OF
EARNINGS
                                       (Unaudited)





                                                   Three Months
Ended                 Nine Months Ended
                                                        March 31,
                       March 31,
                                                    1996
1995              1996           1995

  NET SALES                                     $117,261,000
$101,132,000     $329,119,000   $292,557,000

  COST OF SALES, Including buying
   and occupancy expenses                        109,821,000
94,169,000      308,212,000    271,635,000
                                                   7,440,000
6,963,000       20,907,000     20,922,000

  OTHER COSTS AND EXPENSES (INCOME):
   Selling, general, and administrative            4,821,000
4,546,000       14,042,000     14,072,000
   Interest expense                                  209,000
 133,000          632,000        397,000
                                                   5,030,000
4,679,000       14,674,000     14,469,000

  EARNINGS BEFORE INCOME TAXES                     2,410,000
2,284,000        6,233,000      6,453,000

  INCOME TAXES                                       941,000
 866,000        2,400,000      2,446,000

  NET EARNINGS                                  $  1,469,000   $
1,418,000     $  3,833,000   $  4,007,000

  NET EARNINGS PER COMMON SHARE                         $.20
    $.20             $.53           $.57

  WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING            7,363,000
7,053,000        7,189,000      7,074,000



                                            SOUTHERN ELECTRONICS
CORPORATION
                                                     AND
SUBSIDIARY

                                            CONDENSED
CONSOLIDATED STATEMENTS
                                                 OF STOCKHOLDERS'
EQUITY

(Unaudited)




                                           Common Stock
Additional                                           Prepaid
                                                      Par
Paid-In      Retained        Treasury Stock      Compensation
                                         Shares      Value
Capital      Earnings    Shares        At Cost   Stock Awards


BALANCE, June 30, 1995                  7,121,492   $71,000
$10,579,000   $25,640,000   125,590    $(1,390,000)  $(267,000)
  Stock awards cancelled                   (3,500)
(18,000)                                             5,000
  Amortization of stock awards
                                                   68,000
  Stock issued - business acquisition     275,000     3,000
1,372,000
  Stock options exercised                   4,220
 2,000
    Net earnings
           3,833,000


BALANCE, March 31, 1996                 7,397,212   $74,000
$11,935,000   $29,473,000   125,590    $(1,390,000)  $(194,000)

    See notes to condensed consolidated financial statements.


                 SOUTHERN ELECTRONICS CORPORATION
                          AND SUBSIDIARY

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                           Nine
Months Ended

March 31,
                                                         1996
        1995

  OPERATING ACTIVITIES:
   Net earnings                                      $ 3,833,000
    $ 4,007,000
   Adjustments to reconcile net earnings
      to net cash used in
      operating activities
    Depreciation and amortization                        809,000
        413,000
    Compensation - stock awards                           57,000
         11,000
    Changes in assets and liabilities,
      net of effects from acquired business           (5,295,000)
    (10,846,000)
      Net cash used in operating activities             (596,000)
     (6,415,000)

  INVESTING ACTIVITIES:
   Purchases of equipment                               (866,000)
     (1,139,000)
   Purchase of business, net of cash acquired            (21,000)
             --
              Net cash used in investing activities     (887,000)
     (1,139,000)

  FINANCING ACTIVITIES:
   Borrowings under line of credit, net                4,000,000
      8,940,000
   Purchase of treasury stock                                 --
       (122,000)
      Net cash provided by financing activities        4,000,000
      8,818,000

  NET INCREASE IN CASH
   AND CASH EQUIVALENTS                                2,517,000
      1,264,000

  CASH AND CASH EQUIVALENTS, beginning of period         790,000
        741,000

  CASH AND CASH EQUIVALENTS, end of period           $ 3,307,000
    $ 2,005,000


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


                 SOUTHERN ELECTRONICS CORPORATION
                          AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           Nine Months
                  Ended March 31, 1996 and 1995
                           (Unaudited)

A.   Interim Financial Statements:
     The accompanying condensed consolidated financial statements of Southern Electronics Corporation and subsidiary (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months and nine months ended March 31, 1996 are not necessarily indicative of the operating results for the full year.

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

     The following unaudited pro forma consolidated financial information gives effect to the acquisition as if the transaction had occurred as of July 1,1994. The pro forma consolidated information is not necessarily indicative of the results that would have been reported had the acquisition occurred on such date, nor is it indicative of the Company's future operations.

                                       Nine Months Ended
                                             March 31,
                                       1996          1995

        Net Sales                  $355,048,000  $329,488,000

        Net Earnings               $  4,147,000  $  1,851,000

        Net Earnings
            per Common Share               $.56          $.25

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 Compared to Three Months Ended
March 31, 1995

Net sales for the third quarter ended March 31, 1996, which include sales of approximately $15,700,000 attributable to U.S. Computer of North America, Inc. ("USC") acquired by the Company on December 14, 1995, increased 16.0% compared to the third quarter ended March 31, 1995. Sales of microcomputers and computer peripheral products represented approximately 93.2% of the Company's business for the third quarter ended March 31, 1996 as compared to approximately 93.1% for the third quarter ended March 31, 1995. Sales of cellular telephone products accounted for approximately 6.8% of the business for the third quarter ended March 31, 1996 as compared to 6.9% for the year-earlier period.

Gross profit as a percentage of net sales was 6.3% for the third quarter as compared to 6.9% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the quarter ended March 31, 1996 as compared to the quarter ended March 31, 1995.

Selling, general, and administrative expenses as a percentage of net sales decreased to 4.1% for the third quarter ended March 31, 1996 compared with 4.9% for the quarter ended March 31, 1995. This decrease is due primarily to greater revenue coverage of expenses and lower freight costs. These decreases were partially offset by an increase in depreciation and amortization expenses relating to the Company's new computer system.

Income tax expense was recorded at an effective annual rate of 39.0% and 37.9% respectively for the third quarters ended March
31, 1996 and March 31, 1995.

Nine Months Ended March 31, 1996 Compared to Nine Months Ended
March 31, 1995

Net sales for the nine months ended March 31, 1996, which include sales of approximately $16,400,000 attributable to USC, increased 12.5% compared to the nine months ended March 31, 1995. This growth resulted primarily from the increase in sales to value-added resellers and dealers served by the Company and the USC acquisition. Sales of microcomputers and computer peripherals products represented approximately 91.1% of the Company's business for the nine months ended March 31, 1996 as compared to approximately 90.7% for the nine months ended March 31, 1995. Sales of cellular telephone products accounted for approximately 8.9% of the business for the nine months ended March 31, 1996 as compared to 9.3% for the year-earlier period.

Gross profit as a percentage of net sales was 6.4% for the nine months ended March 31, 1996 as compared to 7.1% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the nine months ended March 31, 1996 as compared to the nine months ended March 31, 1995.

Selling, general, and administrative expenses as a percentage of net sales decreased to 4.3% for the nine months ended March 31, 1996 compared with 4.8% for the nine months ended March 31, 1995. This decrease is due primarily to greater revenue coverage of expenses, a lower provision for doubtful accounts and lower freight costs. This decrease was partially offset by an increase in depreciation and amortization expenses relating to the Company's new computer system.

Income tax expense was recorded in the nine months ended March
31, 1996 at an effective annual rate of 38.5% as compared to 37.9% in the nine months ended March 31, 1995.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company and its wholly-owned operating subsidiary, Southern Electronics Distributors, Inc. ("SED"), are parties to a revolving credit loan agreement (the "Revolving Credit Agreement") with National City Bank, Columbus, Ohio, and Wachovia Bank of Georgia, N.A. which provides for an unsecured line of credit of $30,000,000. The Company may borrow at the prime rate offered by Wachovia Bank of Georgia, N.A., 8.25% at March 31, 1996, or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Revolving Credit Agreement requires a commitment fee of 1/4% of the unused commitment.

The Revolving Credit Agreement requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. This agreement expires on August 31, 1997. At March 31, 1996, the Company had borrowings of $15,500,000 and irrevocable standby letters of credit of $3,500,000 outstanding under the Revolving Credit Agreement.

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

Item 3. Default Upon Senior Securities
          None

Item 4. Submission of Matters to a Vote of Security Holders
          None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K
     a) Exhibits.

          Exhibit
          Number              Description

             27               Financial Data Schedule


     b) Reports on Form 8-K
        The Company amended its report on Form 8-K\A on February
        26, 1996 reporting the Company's acquisition of substantially all of the assets of U.S. Computer of North
        America, Inc.


                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SOUTHERN ELECTRONICS CORPORATION
                                            (Registrant)



  May 13, 1996                         /s/Gerald Diamond

                                      Gerald Diamond
                                      Chief Executive Officer
                                      Chairman of the Board
                                      (Principal Executive
                                      Officer)



  May 13, 1996                         /s/Larry G. Ayers

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