Form 10-K
period 1996-06-30
SOUTHERN ELECTRONICS CORP
filed 1996-09-30
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended 06/30/96

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
          (State or other jurisdiction              (I.R.S. Employer
        of incorporation or organization           Identification No.)

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

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $44,120,511 as of September 6, 1996 based upon the closing price of such stock as reported by Nasdaq on that day.

There were 7,129,747 shares of common stock, $.01 par value, outstanding at September 6, 1996.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1996 are incorporated by reference into Part II.

Part III incorporates information by reference from the Registrant's definitive proxy statement for the 1996 annual meeting of stockholders presently scheduled to be held on October 31, 1996, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended June 30, 1996.

Exhibit Index appears on pages ___ through ___. This document contains ___ sequentially numbered pages, including exhibits.

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

     The Registrant distributes from its distribution facilities in Tucker, Georgia and Miami, Florida computer related products of nationally recognized manufacturers such as Acer American Corporation, AOC International (USA) Ltd., Epson America, Inc., Hewlett-Packard Company, Maxtor Corporation, Mitsumi Electronics, Inc., Panasonic Communications & Systems Company, Seagate Technology, Inc., and
U.S. Robotics, Inc. The Company also distributes cellular telephone products from these facilities and is a direct distributor of NEC America, Inc. and an indirect distributor of other nationally recognized cellular telephone product manufacturers such as Motorola Cellular Subscriber Group and Nokia Mobile Phones.

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

     On December 14, 1995, the Registrant acquired substantially all of the assets and assumed certain liabilities of U.S. Computer of North America, Inc. ("USC"), a distributor of, among other things, Hewlett-Packard computer products in Latin America for consideration of approximately $2,640,000 consisting of 275,000 shares of the Registrant's common stock valued at $1,375,000 and cash of $1,265,000. The purpose of making the acquisitio of USC was to allow the Registrant to enhance its ability to service its growing base of customers in Latin America by offering them an expanded range of products.

     On January 10, 1996, the Registrant amended the lease of its sales and distribution facility, located in the Beacon Centre Technology Park in Miami, Florida, in order to (i) relocate such facility to another building within the Beacon Centre complex having leased space of approximately 31,200 square feet and (ii) to provide
for a lease term of 61 months from March 1, 1996.   On July 24,
1996, the Registrant further amended the lease pertaining to its Miami sales and distribution facility in order to expand such facility by approximately 30,000 square feet. See "Item 2, Properties." The Registrant opened this facility in November 1993 and is utilizing it primarily to foster the Registrant's relationships with exporters that ship to the Caribbean and to Central and South America. The Registrant presently has no intention to direct-export its products.

(b)  Financial Information about Industry Segments

     The Registrant operates in only one business segment.

(c)  Narrative Description of Business

1.   Principal Products Distributed and Services Rendered

     The Registrant offers a broad range of computer related hardware products and cellular telephone products. Computer related hardware products accounted for approximately 91.7% of net sales for fiscal 1996, and included sales of microcomputers, floppy and hard disk drives, dot matrix and non-impact printers, monitors, add-on boards and accessories. Approximately 8.3% of the Registrant's net sales for fiscal 1996 consisted of cellular telephone products, such as sales of mobile, transportable and portable cellular telephones and related products. The Registrant continually evaluates its product mix and inventory levels and maintains flexibility in its product offerings by adding popular profitable items.

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

2.   Sales, Marketing and Credit Management

     The Registrant is sales driven. Knowledgeable, motivated salespeople are a key to the Registrant's success. The Registrant's sales are generated by a centralized telemarketing sales force, which consisted of approximately 133 persons on June 30, 1996. Members of the sales staff are trained through intensive in-house sales training programs, along with manufacturer-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers' questions about important new product considerations, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. The Registrant's salespeople are able to analyze quickly the Registrant's extensive inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer -- whether a full-line retailer or an industry-specific VAR.

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

     Generally, product orders are processed and shipped from the Registrant's metropolitan Atlanta distribution facility on the same day an order is received or, in the case of orders received after 6:00 p.m., on the next business day. The Registrant generally uses United Parcel Service and Federal Express to deliver its merchandise to its customers. Alternative shippers are, however, readily available. Generally, the Registrant's inventory level of products has been adequate to permit the Registrant to be responsive to its customers' purchase requirements. From time to time, the Registrant experiences temporary shortages with respect to certain products as certain of its vendors experience increased demand or manufacturing with respect to their products, resulting in smaller allocations of such products for the Company.

3.   Customers and Customer Support

     The Registrant serves an active, nonexclusive, nationwide customer base of over 9,000 VARs and dealers of microcomputer products and resellers of cellular telephones. The Registrant believes the multi-billion dollar microcomputer and cellular telephone wholesale distribution industries are comprised primarily of customers served on a nonexclusive basis, which provides the Registrant with significant growth opportunities. During fiscal 1996, no customer accounted for more than 10% of the net sales of the Registrant. The Registrant believes that most of its customers rely on distributors as their principal source of computer and cellular telephone products.

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

     The Registrant, like most wholesale microcomputer and cellular telephone distributors, sells products from manufacturers generally on a nonexclusive basis without geographical restrictions. Although most manufacturers seek geographical balance in their distributor network, distributors generally are permitted to sell their products throughout the United States and Canada. Management believes all of the Registrant's vendor agreements are in forms customarily used by its vendors. Except to take advantage of certain volume pricing opportunities, the Registrant's vendor agreements do not contain any minimum purchase requirements. The Registrant purchases goods from more than 120 vendors; however, it has negotiated favorable terms from certain manufacturers by purchasing a substantial portion of its products from them. During fiscal 1996, the Registrant purchased approximately 32% of its inventory from two vendors. No other vendor accounted for more than 10% of the Registrant's purchases in fiscal 1996.

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

5.   Employees

     As of June 30, 1996, the Registrant had 348 full-time employees, 133 of whom were engaged in telemarketing, and an additional
30 part-time employees. The salespeople are compensated primarily on a commission basis. Management believes the Registrant's relations with its employees are good, and the Registrant has never experienced a strike or work stoppage. There is no collective bargaining agreement covering any of the Registrant's employees.

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

Item 2.   PROPERTIES

     The Registrant maintains its executive, administrative and sales office and principal distribution facility in the Atlanta metropolitan area. The Registrant leases its executive, administrative and sales office from Royal Park Company, a Georgia general partnership comprised of certain minority stockholders of the Registrant. The lease expires in October 1999 after an 8-year term and supersedes the original 15-year lease entered into in 1984 between the Predecessor and Royal Park Company. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $176,000 through October 1, 1999, subject to increase based upon periodic changes in the Consumer Price Index.
The Registrant has a right of first refusal to purchase the facility should it be offered for sale. The Registrant believes that the lease is on terms no less favorable than those available from unaffiliated parties.

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

     On January 10, 1996, the Registrant amended the lease pertaining to its sales and distribution facility, located in the Beacon Centre Technology Park in Miami, Florida to allow the Registrant to relocate such facility to another building within the Beacon Centre complex having a leased space of approximately 31,200 square feet (the "Relocation Space"). The monthly rent for the Relocation Space is approximately $17,000 and the term of the lease pertaining thereto expires on March 31, 2001. On July 24, 1996, the Registrant further amended the lease of the aforementioned sales and distribution facility. This amendment to the lease allowed the Registrant to further expand the space subject to the lease by approximately 30,000 square feet to bring the total amount of space subject to the lease to approximately 61,200 square feet (the "Expansion Space"). The monthly rent for the Expansion Space is approximately $17,000, making the aggregate monthly rent $34,000.
The lease pertaining to the Expansion Space also expires on March 31, 2001.

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

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 4(A).     EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Registrant and SED, their ages and their present positions with the Registrant and SED are as follows:

Name                Age  Position

Gerald Diamond      58   Chairman of the Board, Chief Executive
                           Officer and Director of the Registrant and SED

Ray D. Risner       51   President, Chief Operating Officer and
                           Director of the Registrant and SED

Larry G.Ayers       50   Vice President-Finance, Chief Financial
                           Officer, Secretary and Treasurer of the
                           Registrant and SED

Mark Diamond        31   Executive Vice President of the Registrant
                           and SED

Jean Diamond        55   Vice President-Credit of SED

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


     Mark Diamond has been nominated to stand for election as a director at the 1996 Annual Meeting of Stockholders and has been employed by SED on a full-time basis in the Sales Department since January 1987. In February 1991, Mr. Diamond was elected Vice President-Sales of SED and in May 1993, was elected Executive Vice President-Marketing of SED. In February 1994, Mr. Diamond was elected Executive Vice President-Sales of SED, and in July 1995, he was elected Executive Vice President of the Registrant and in August 1995, he was elected Executive Vice President of SED. Mark Diamond is the son of Gerald Diamond.

     Jean Diamond was elected Vice President - Credit of SED in
August 1994.  From 1986 to August 1994, she served as Manager of
Credit of SED. Jean Diamond is the wife of Gerald Diamond and the mother of Mark Diamond.


                                PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Information regarding the range of high and low sales prices for the common stock of the Registrant for each full quarterly period for fiscal 1996 and 1995 as reported by the Nasdaq National Market ("Nasdaq") and the number of holders of common stock of the Registrant (including individual participants in securities position listings) is incorporated by reference to "Price Range of Common Stock" on the inside back cover of the Registrant's 1996 Annual Report to Stockholders.

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

Item 6.   SELECTED FINANCIAL DATA

     Selected financial information about the Registrant is incorporated herein by reference to "Selected Income Statement Data" and "Selected Balance Sheet Data" on page 1 of the Registrant's 1996 Annual Report to Stockholders.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Information and a discussion regarding the Registrant's financial condition and results of operations are incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 and 11 of the Registrant's 1996 Annual Report to Stockholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant, notes thereto, and independent auditors' report thereon are incorporated herein by reference to pages 12 through 20 of the Registrant's 1996 Annual Report to Stockholders.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding the Registrant's directors is incorporated herein by reference to the section of the Registrant's Proxy
Statement for the Annual Meeting of Stockholders scheduled for October 31, 1996 (the "Proxy Statement") entitled "Proposal 1 -
Election of Directors."

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

                                PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  The following documents are filed as part of this Report:

          1. Financial Statements. The Registrant's 1996 Annual Report to Stockholders, a copy of which is filed with this Form 10-K, contains the following financial statements and the report of the Registrant's independent auditors thereon, which are incorporated herein by reference:

               -    Independent Auditors' Report

               -    Consolidated Balance Sheets at June 30, 1996 and
                    1995

               - Consolidated Statements of Earnings for the years ended June 30, 1996, 1995 and 1994

               - Consolidated Statements of Stockholders' Equity for the years ended June 30, 1996, 1995 and 1994

               - Consolidated Statements of Cash Flows for the years ended June 30, 1996, 1995 and 1994

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

               Schedules other than the Schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

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

10.1 Form of Lease Agreement dated as of January 1, 1991 between Royal Park Company and Southern Electronics Distributors, Inc. ("SED")(2)

10.2 Consulting and Financial Advisory Agreement dated July 2, 1986 between SED Acquisition Corp. and the ZS Fund L.P.(3), as amended as of July 2, 1991.(2)*

10.3 Letter Agreement dated July 2, 1986 among SED, the shareholders of SED, SED Acquisition Corp. and the Registrant regarding tax liability indemnification and ERISA matters.(4)*

10.4 Lease Agreement dated May 16, 1990 between The Equitable Life Assurance Society of the United States and SED(5), as amended March 20, 1992.(6)

10.5 Lease Agreement dated September 16, 1989 between Industrial Distribution Group, Inc. and SED(7), as amended August 19, 1991.(3)

10.6 Lease Agreement dated January 15, 1992 between SED and RW Building One Associates.(8)

10.7 Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus ("NCB"), Wachovia Bank of
          Georgia, N.A. ("Wachovia"), the Registrant and SED.(28)

10.8 First Amendment to Revolving Credit Agreement dated as of December 14, 1995 among NCB, Wachovia, the Registrant, SED and USC Acquisition Corporation ("USC").(33)

10.9 Second Amendment to Revolving Credit Agreement dated as of September 9, 1996 among NCB, Wachovia, the Registrant, SED and USC.

10.10          Southern Electronics Corporation 1986 Stock Option
               Plan dated September 3, 1986, together with related forms of Incentive Stock Option Agreement and
               Non-Qualified Stock Option Agreement.(9)*

10.11 Form of First Amendment dated September 14, 1989 to Southern Electronics Corporation 1986 Stock Option
               Plan.(10)*

10.12 Second Amendment dated November 7, 1989 to Southern Electronics Corporation 1986 Stock Option Plan.(11)*

10.13          Third Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1986 Stock Option Plan.(12)*

10.14 Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(13)*

10.15          First Amendment dated November 7, 1989 to Southern
               Electronics Corporation 1988 Restricted Stock
               Plan.(14)*

10.16          Second Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1988 Restricted Stock
               Plan.(15)*

10.17 Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement.(16)*

10.18          First Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1991 Stock Option Plan.(17)*

10.19          Second Amendment dated August 30, 1996 to Southern
               Electronics Corporation 1991 Stock Option Plan.(34)

10.20 Form of Non-Qualified Stock Option Agreement dated as of August 28, 1992 between the Registrant and Cary
               Rosenthal.(18)*

10.21 Form of Non-Qualified Stock Option Agreement dated as of August 28, 1992 between the Registrant and G.
               William Speer.(19)*

10.22 Employment Agreements dated November 7, 1989, between the Registrant, SED and each of Gerald Diamond, Jean Diamond, and Larry G. Ayers(20)*, each as amended by form of Amendment No. 1 dated
               September 24, 1991.(21)*

10.23 Second Amendment to Employment Agreement dated May 8, 1996 between the Registrant and Larry G. Ayers.*

10.24 Form of Employment Agreement dated September 24, 1991, among the Registrant, SED and Mark Diamond.(22)*

10.25 Amendment to Employment Agreement dated May 8, 1996 among the Registrant, SED and Mark Diamond.*

10.26 Form of Employment Agreement dated May 8, 1996 among the Registrant, SED and Ray D. Risner.*

10.27 Southern Electronics Distributors, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and Savings Plan Adoption Agreement.(23)*

10.28 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and SED.(24)*

10.29 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and Southern Electronics Corporation.(29)

10.30          Lease Agreement dated November 1992 between
               H.G. Pattillo and Elizabeth M. Pattillo and SED.(25)

10.31 Lease Agreement dated August 9, 1993 between New World Partners Joint Venture and SED and Addendum 1 thereto ("NWPJV Lease").(26)

10.32 Second Addendum to NWPJV Lease dated January 10, 1996 among New World Partners Joint Venture, New World
               Partners Joint Venture Number Two and SED.

10.33 Third Addendum to NWPJV Lease dated July 24, 1996 between New World Partners Joint Venture Number Two and SED.

10.34          Amendment to Lease for 4775 N. Royal Atlanta
               Drive.(30)

10.35 Form of Non-Qualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and Cary Rosenthal (see form referenced herein as Exhibit 10.17).*

10.36 Form of Non-Qualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and G. William Speer (see form referenced herein as Exhibit 10.18).*

10.37          Form of Non-Qualified Stock Option Agreement for
               Directors.(31)

10.38 Subscription and Stockholders Agreement dated as of July 2, 1986 by and among the Registrant, ZS SED L.P., ZS Southern L.P. and SED Associates.(32)

10.39 1995 Formula Stock Option Plan, together with related form of Non-Qualified Stock Option Agreement.(35)

10.40          Agreement and Plan of Reorganization dated
               December 14, 1995, among USC Acquisition Corporation, U.S. Computer of North America, Inc. and David
               Steiner.(36)

10.41          Adoption Agreement for Swerdlin & Company Regional
               Prototype Standardized 401(k) Profit Sharing Plan and Trust, as amended.

11.1           Statement regarding computation of per share earnings.

13 Form of Southern Electronics Corporation 1996 Annual Report to Stockholders (only the portions incorporated by reference into this report are deemed "filed" with the Securities and Exchange Commission).

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

(26) Incorporated herein by reference to exhibit 10.25 to Registrant's 1993 Form 10-K.

(27) Incorporated herein by reference to exhibit 21 to Registrant's 1993 Form 10-K.

(28) Incorporated herein by reference to exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1994 (SEC File No. 0-16345) ("1995 Form 10-K").

(29) Incorporated herein by reference to exhibit 10.23 to Registrant's 1995 Form 10-K.

(30) Incorporated herein by reference to exhibit 10.26 to Registrant's 1995 Form 10-K.

(31) Incorporated herein by reference to exhibit 10.29 to Registrant's 1995 Form 10-K.

(32) Incorporated herein by reference to exhibit 10.30 to Registrant's 1995 Form 10-K.

(33) Incorporated herein by reference to exhibit 10.31 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 (SEC File No. 0-16345).

(34) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(35) Incorporated herein by reference to Appendix B to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(36) Incorporated herein by reference to Exhibit 2 to the Registrant's Current Report on Form 8-K filed with the SEC on December 28, 1995 (SEC File No. 0-16345).


       (b)  Reports on Form 8-K.

            Current Report on Form 8-K filed with the SEC on December 28, 1995, (SEC File No. 0-16345) reporting the acquisition of U.S. Computer of North America, Inc., as amended by Current Report on
Form 8-K/A filed with the SEC on February 26, 1996 (SEC File No.
0-16345).

INDEPENDENT AUDITORS' REPORT








The Board of Directors of
  Southern Electronics Corporation

We have audited the consolidated financial statements of Southern Electronics Corporation and subsidiary as of June 30, 1996 and 1995, and for each of the three years in the period ended June 30, 1996, and have issued our report thereon dated August 9, 1996; such consolidated financial statements and report are included in your 1996 Annual Report to Stockholders and are incorporated herein by reference. Our audits also included the financial statement schedule of Southern Electronics Corporation listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.






DELOITTE & TOUCHE LLP



Atlanta, Georgia
August 9, 1996

SOUTHERN ELECTRONICS CORPORATION
AND SUBSIDIARY

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS




Column A              Column B     Column C       Column D      Column E     Column F

                     Balance at   Charged to                   Charged to     Balance
                     Beginning    Costs and                      Other         at End
Description          of Period     Expenses     Deductions(1)  Accounts(2)   of Period

Year ended June 30,  $ 845,000    $1,642,000    ($1,846,000)   $ 500,000    $1,141,000
1996:  Allowance for
doubtful accounts

Year ended June 30,    664,000     1,143,000       (962,000)          --       845,000
1995:  Allowance for
doubtful accounts

Year ended June 30,    931,000     1,225,000     (1,492,000)          --       664,000
1994:  Allowance for
doubtful accounts

_____________________
(1) Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

(2) Represents balances of acquired business.

                             SIGNATURES



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SOUTHERN ELECTRONICS CORPORATION


Date:  September __, 1996            By:  /s/ Larry G. Ayers
                                         Larry G. Ayers,
                                         Vice President - Finance


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

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this ____ day of September, 1996.


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

PAGE

                             EXHIBIT INDEX


                                                          Sequentially
Exhibit                                                      Numbered
Number               Description                                Page


3.1      Certificate of Incorporation, as amended, of
         the Registrant.                                     N/A

3.2      Amended and Restated By-Laws of the
         Registrant.(1)                                      N/A

4.1      See Exhibits 3.1 and 3.2 for provisions of the
         Certificate of Incorporation, as amended, and
         Amended and Restated By-Laws of the Registrant
         defining rights of holders of Common Stock of
         the Registrant.                                     N/A

10.1     Form of Lease Agreement dated as of January 1,
         1991 between Royal Park Company and Southern
         Electronics Distributors, Inc. ("SED").(2)          N/A

10.2     Consulting and Financial Advisory Agreement
         dated July 2, 1986 between SED Acquisition
         Corp. and the ZS Fund L.P.(3), as amended as
         of July 2, 1991.(2)*                                N/A

10.3     Letter Agreement dated July 2, 1986 among SED,
         the shareholders of SED, SED Acquisition Corp.
         and the Registrant regarding tax liability
         indemnification and ERISA matters.(4)*              N/A

10.4     Lease Agreement dated May 16, 1990 between The
         Equitable Life Assurance Society of the United
         States and SED(5), as amended March 20,
         1992.(6)                                            N/A

10.5     Lease Agreement dated September 16, 1989
         between Industrial Distribution Group, Inc.
         and SED(7), as amended August 19, 1991.(3)          N/A

10.6     Lease Agreement dated January 15, 1992 between
         SED and RW Building One Associates.(8)              N/A

10.7     Revolving Credit Agreement dated as of
         June 29, 1995 among National City Bank,
         Columbus ("NCB"), Wachovia Bank of Georgia,
         N.A. ("Wachovia"), the Registrant and SED.(27)      N/A

10.8     First Amendment to Revolving Credit Agreement
         dated as of December 14, 1995 among NCB,
         Wachovia, the Registrant, SED and USC
         Acquisition Corporation ("USC").(33)                N/A

10.9     Second Amendment to Revolving Credit Agreement
         dated as of September 9, 1996 among NCB,
         Wachovia, the Registrant, SED and USC.              ___

10.10    Southern Electronics Corporation 1986 Stock
         Option Plan dated September 3, 1986, together
         with related forms of Incentive Stock Option
         Agreement and Non-Qualified Stock Option
         Agreement.(9)*                                      N/A

10.11    Form of First Amendment dated September 14,
         1989 to Southern Electronics Corporation 1986
         Stock Option Plan.(10)*                             N/A

10.12    Second Amendment dated November 7, 1989 to
         Southern Electronics Corporation 1986 Stock
         Option Plan.(11)*                                   N/A

10.13    Third Amendment dated July 17, 1992 to
         Southern Electronics Corporation 1986 Stock
         Option Plan.(12)*                                   N/A

10.14    Southern Electronics Corporation 1988
         Restricted Stock Plan, together with related
         form of Restricted Stock Agreement.(13)*            N/A

10.15    First Amendment dated November 7, 1989 to
         Southern Electronics Corporation 1988
         Restricted Stock Plan.(14)*                         N/A

10.16    Second Amendment dated July 17, 1992 to
         Southern Electronics Corporation 1988
         Restricted Stock Plan.(15)*                         N/A

10.17    Form of Southern Electronics Corporation 1991
         Stock Option Plan, together with related forms
         of Incentive Stock Option Agreement and Non-
         Qualified Stock Option Agreement.(16)*              N/A

10.18    First Amendment dated July 17, 1992 to
         Southern Electronics Corporation 1991 Stock
         Option Plan.(17)*                                   N/A

10.19    Second Amendment dated August 30, 1996 to
         Southern Electronics Corporation 1991 Stock
         Option Plan.(34)                                    N/A

10.20    Form of Non-Qualified Stock Option Agreement
         dated as of August 28, 1992 between the
         Registrant and Cary Rosenthal.(18)*                 N/A

10.21    Form of Non-Qualified Stock Option Agreement
         dated as of August 28, 1992 between the
         Registrant and G. William Speer.(19)*               N/A

10.22 Employment Agreements dated November 7, 1989, between the Registrant, SED and each of Gerald
         Diamond, Jean Diamond, Barry Diamond and Larry
         G. Ayers(20)*, each as amended by form of Amendment No. 1 dated September 24, 1991.(21)*
                                                             N/A

10.23    Second Amendment to Employment Agreement
         dated May 8, 1996 between the Registrant and
         each of Larry G. Ayers.*                            ___

10.24    Form of Employment Agreement dated
         September 24, 1991, among the Registrant, SED
         and Mark Diamond.(22)*                              N/A

10.25    Amendment to Employment Agreement dated May 8,
         1996 among the Registrant, SED and Mark
         Diamond.*                                           ___

10.26    Form of Employment Agreement dated May 8, 1996
         among the Registrant, SED and Ray D. Risner.*       ___

10.27    Southern Electronics Distributors, Inc.
         Savings Plan effective as of January 1, 1991,
         together with Savings Plan Trust and Savings
         Plan Adoption Agreement.(23)*                       N/A

10.28    Form of Indemnification Agreement entered into
         with each of the directors and officers of the
         Registrant and SED(24)*                             N/A

10.29    Form of Indemnification Agreement entered into
         with each of the directors and officers of the
         Registrant and Southern Electronics
         Corporation.(29)                                    N/A

10.30    Lease Agreement dated November 1992 between
         H.G. Pattillo and Elizabeth M. Pattillo and
         SED(25)                                             N/A

10.31    Lease Agreement dated August 9, 1993 between
         New World Partners Joint Venture and SED and
         Addendum 1 thereto ("NWPJV Lease").(26)             N/A

10.32    Second Addendum to NWPJV Lease dated
         January 10, 1996 among New World Partners
         Joint Venture, New World Partners Joint
         Venture Number Two and SED.                         ___

10.33    Third Addendum to NWPJV Lease dated
         July 24, 1996 between New World Partners
         Joint Venture Number Two and SED.                   ___

10.34    Amendment to Lease for 4775 N. Royal Atlanta
         Drive.(30)                                          N/A

10.35    Form of Non-Qualified Stock Option Agreement
         dated as of May 21, 1993 between the
         Registrant and Cary Rosenthal (see form
         referenced herein as Exhibit 10.17).*               N/A

10.36    Form of Non-Qualified Stock Option Agreement
         dated as of May 21, 1993 between the
         Registrant and G. William Speer (see form
         referenced herein as Exhibit 10.18).*               N/A

10.37    Form of Non-Qualified Stock Option Agreement
         for Directors.(31)                                  N/A

10.38    Subscription and Stockholders Agreement dated
         as of July 2, 1986 by and among the
         Registrant, ZS SED L.P., ZS Southern L.P. and
         SED Associates.(32)                                 N/A

10.39    1995 Formula Stock Option Plan, together with
         related form of Non-Qualified Stock Option
         Agreement.(35)                                      N/A

10.40    Agreement and Plan of Reorganization dated
         December 14, 1995, among USC Acquisition
         Corporation, U.S. Computer of North America,
         Inc. and David Steiner (SEC File No.
         0-16345).(36)                                       N/A

10.41    Adoption Agreement for Swerdlin & Company
         Regional Prototype Standardized 401(k) Profit
         Sharing Plan and Trust, as amended.                 ___

11.1     Statement regarding computation of per share
         earnings.                                           ___

13       Form of Southern Electronics Corporation 1996
         Annual Report to Stockholders (only the
         portions incorporated by reference into this
         report are deemed "filed" with the Securities
         and Exchange Commission).                           ___

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

(28) Incorporated herein by reference to exhibit 10.7 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-16345) ("1995
         Form 10-K").

(29) Incorporated herein by reference to exhibit 10.23 to Registrant's 1995 Form 10-K.

(30) Incorporated herein by reference to exhibit 10.26 to Registrant's 1995 Form 10-K.

(31) Incorporated herein by reference to exhibit 10.29 to Registrant's 1995 Form 10-K.

(32) Incorporated herein by reference to exhibit 10.30 to Registrant's 1995 Form 10-K.

(33) Incorporated herein by reference to exhibit 10.31 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1995 (SEC File No.
         0-16345).

(34) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's
         1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

(35) Incorporated herein by reference to Appendix B to Registrant's Proxy Statement pertaining to Registrant's
         1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

(36) Incorporated herein by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the SEC on December 28, 1995 (SEC File No. 0-16345).

(37) Incorporated herein by reference to exhibit 3.1 to Registrant's 1995 Form 10-K.