Form 10-Q
period 1996-09-30
SOUTHERN ELECTRONICS CORP
filed 1996-11-01
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
             PURSUANT TO RULE 901(d) OF REGULATION S-T


                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                  OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______________ to ____________

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

At November 1, 1996, there were 7,129,747 shares of Common Stock, $.01 par value,outstanding.

                  SOUTHERN ELECTRONICS CORPORATION

                                INDEX

                                                                  Page
PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                   Condensed Consolidated Balance Sheets           2
                   Condensed Consolidated Statements
                     of Earnings                                   3
                   Condensed Consolidated Statements of
                     Stockholders'Equity                           4
                   Condensed Consolidated Statements of
                     Cash Flows                                    5
                   Notes to Condensed Consolidated Financial
                     Statements                                    6

         Item 2 - Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                   7-8

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                9

         Item 2 - Changes in Securities                            9

         Item 3 - Default Upon Senior Securities                   9

         Item 4 - Submission of Matters to a Vote of Security
                  Holders                                          9

         Item 5 - Other Information                                9

         Item 6 - Exhibits and Reports on Form 8-K                 9

ITEM 1:  FINANCIAL STATEMENTS

                                    SOUTHERN ELECTRONICS CORPORATION AND SUBSIDIARY

                                         CONDENSED CONSOLIDATED BALANCE SHEETS


                                                         September 30,       June 30,
               ASSETS                                         1996            1996
CURRENT ASSETS:
Cash and cash equivalents                               $   1,192,000    $    662,000
Trade accounts receivable, net                             50,578,000      44,621,000
Inventories                                                68,755,000      72,501,000
Deferred income taxes                                       1,230,000       1,230,000
Other current assets                                        1,059,000         527,000
TOTAL CURRENT ASSETS                                      122,814,000     119,541,000

PROPERTY AND EQUIPMENT, net                                 4,814,000       4,341,000
INTANGIBLES                                                 7,338,000       7,423,000

                                                         $134,966,000    $131,305,000

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Trade accounts payable                                  $ 58,908,000      $75,508,000
Accrued liabilities                                        3,005,000        2,842,000
Income taxes payable                                       1,571,000          695,000
TOTAL CURRENT LIABILITIES                                 63,484,000       79,045,000

REVOLVING BANK DEBT                                       29,300,000       10,610,000


STOCKHOLDERS' EQUITY:
Preferred Stock
   129,500 shares authorized, none issued
Common stock, $.01 par value; 25,000,000 shares
   authorized; 7,455,337 shares (September 30, 1996)
   and 7,444,712 shares (June 30, 1996) issued                75,000           74,000
Additional paid-in capital                                12,210,000       12,204,000
Retained earnings                                         33,008,000       31,190,000
Treasury stock, at cost, 325,590 shares
   (September 30, 1996) and 125,590 shares
   (June 30, 1996)                                        (2,715,000)      (1,390,000)
Prepaid compensation - stock awards                         (396,000)        (428,000)
                                                          42,182,000       41,650,000

                                                        $134,966,000     $131,305,000

                                    SOUTHERN ELECTRONICS CORPORATION AND SUBSIDIARY

                                     CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                      (Unaudited)




                                                 Three Months Ended
                                                     September 30,
                                             1996                 1995

NET SALES                               $160,114,000          $109,993,000

COST OF SALES, Including buying
and occupancy expenses                   151,113,000           103,385,000
                                           9,001,000             6,608,000

OTHER COSTS AND EXPENSES
Selling, general, and administrative       5,699,000             4,707,000
Interest expense, net                        331,000               271,000
                                           6,030,000             4,978,000

EARNINGS BEFORE INCOME TAXES               2,971,000             1,630,000

INCOME TAXES                               1,153,000               620,000

NET EARNINGS                             $ 1,818,000           $ 1,010,000

NET EARNINGS PER COMMON SHARE                   $.24                  $.14

WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING     7,480,000            7,122,000

                                            SOUTHERN ELECTRONICS CORPORATION
                                                     AND SUBSIDIARY

                                           CONDENSED CONSOLIDATED STATEMENTS
                                                OF STOCKHOLDERS' EQUITY
                                                      (Unaudited)



                                  Common Stock        Additional                                             Prepaid
                                              Par       Paid-In        Retained      Treasury Stock        Compensation
                                 Shares      Value      Capital        Earnings    Shares      At Cost     Stock Awards
BALANCE, June 30, 1996          7,444,712   $74,000   $12,204,000    $31,190,000   125,590   $(1,390,000)   $ (428,000)
Stock options exercised            10,625     1,000         6,000
Amortization of stock awards                                                                                    32,000
Treasury stock purchased                                                           200,000    (1,325,000)
Net earnings                                                           1,818,000
BALANCE, September 30, 1996     7,455,337   $75,000   $12,210,000    $33,008,000   325,590   $(2,715,000)   $ (396,000)



See notes to condensed consolidated financial statements.

                                            SOUTHERN ELECTRONICS CORPORATION
                                                     AND SUBSIDIARY

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)



                                                       Three Months Ended
                                                           September 30,
                                                     1996                1995

OPERATING ACTIVITIES:
  Net earnings                                   $  1,818,000        $ 1,010,000
  Adjustments to reconcile net earnings
    to net cash used in
    operating activities
  Depreciation and amortization                       364,000            197,000
  Compensation - stock awards                          32,000             23,000
  Changes in assets and liabilities               (18,284,000)        (4,990,000)
    Net cash used in
      operating activities                        (16,070,000)        (3,760,000)

INVESTING ACTIVITIES:
  Purchases of equipment                             (765,000)          (223,000)

FINANCING ACTIVITIES:
  Borrowings under line of credit, net             18,690,000          3,395,000
  Purchase of treasury stock                       (1,325,000)                 0
     Net cash provided by
       financing activities                        17,365,000          3,395,000

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                530,000           (588,000)

CASH AND CASH EQUIVALENTS, beginning of period        662,000            790,000


CASH AND CASH EQUIVALENTS, end of period         $  1,192,000        $   202,000

                  SOUTHERN ELECTRONICS CORPORATION
                           AND SUBSIDIARY

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            Three Months
                  Ended September 30, 1996 and 1995
                             (Unaudited)

A.   Interim Financial Statements:

     The accompanying condensed consolidated financial statements of Southern Electronics Corporation and subsidiary (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.
     It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended June 30, 1996.

B.   Earnings Per Common Share:

     Earnings per common share have been calculated based on the weighted average number of common shares and common share equivalents outstanding during each period.

C.   Common Stock:

     On August 6, 1996, the Company repurchased 200,000 shares of its common stock for approximately $1.3 million in an open market transaction under a stock buy-back program previously authorized by the Board of Directors.

D.   Newly Issued Accounting Standards:

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of, which the Company adopted effective July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period on which the recognition criteria are first applied based on the fair value of the asset. Long lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. The initial adoption of SFAS No. 121 had no impact on the Company's results of operations for the three months ended September 30, 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No.123 "Accounting for Stock-Based Compensation" which the Company adopted effective July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1997 Annual Report. Accordingly, the initial adoption of SFAS No. 123 had no impact on the Company's results of operations for the three months ended September 30, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales for the first quarter ended September 30, 1996 increased 45.6% compared to the first quarter ended September 30, 1995. This growth resulted primarily from the increase in sales to customers in Latin America. Sales of microcomputers and computer peripheral products represented approximately 93.7% of the Company's business for the first quarter ended September 30, 1996 as compared to approximately 91.2% for the first quarter ended September 30, 1995. Sales of cellular telephone products accounted for approximately 6.3% of the business for the first quarter ended September 30, 1996 as compared to 8.8% for the year-earlier period.

Gross profit as a percentage of net sales was 5.6% for the first quarter as compared to 6.0% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the quarter ended September 30, 1996 as compared to the quarter ended September 30, 1995.

Selling, general, and administrative expenses as a percentage of net sales decreased to 3.6% for the first quarter ended September 30, 1996 compared with 4.3% for the quarter ended September 30, 1995. This decrease is due primarily to greater revenue coverage of expenses and the Company's efforts to contain expense increases.

Income tax expense was recorded at an effective annual rate of 38.8% for the first quarter ended September 30, 1996 and 38.0% for the first quarter ended September 30, 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company and its wholly-owned operating subsidiary, Southern Electronics Distributors, Inc. ("SED"), are parties to a revolving credit loan agreement (the "Revolving Credit Agreement") with National City Bank, Columbus, Ohio, and Wachovia Bank of Georgia, N.A. which provides for an unsecured line of credit of $35,000,000. The Company may borrow at the prime rate offered by Wachovia Bank of Georgia, N.A., 8.25% at September 30, 1996, or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Revolving Credit Agreement requires a commitment fee of 1/4% of the unused commitment. The Revolving Credit Agreement requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. This agreement expires on August 31, 1998. At September 30, 1996, the Company had borrowings of $29,300,000 and irrevocable standby letters of credit of $700,000 outstanding under the Revolving Credit Agreement.

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. The Company funds its increases in inventories and accounts receivable with internally generated funds and, at times, borrowings under its Revolving Credit Agreement.

Management believes that the Revolving Credit Agreement, together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 1997.

Forward-Looking Information

The matters discussed in this report and, in particular, information regarding future revenues and Southern Electronics Corporation's future business plans, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, general economic conditions, industry trends, the dependence upon and/or loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, risk of international operations including exchange rate fluctuations and the regulatory and trade environment(both domestic and foreign).
8
PAGE

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


                                     SOUTHERN ELECTRONICS CORPORATION
                                               (Registrant)

November 1, 1996                     /s/ GERALD DIAMOND
                                     Gerald Diamond
                                     Chief Executive Officer
                                     Chairman of the Board
                                     (Principal Executive Officer)

November 1, 1996                     /s/ LARRY G. AYERS
                                     Larry G. Ayers
                                     Vice President-Finance and
                                     Treasurer
                                     (Principal Accounting Officer)

                            EXHIBIT INDEX

Exhibit
Number                   Description

  27                     Financial Data Schedule