Form 10-Q
period 1996-12-31
SOUTHERN ELECTRONICS CORP
filed 1997-02-05
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended December 31, 1996

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

At January 10, 1997, there were 7,165,520 shares of Common Stock, $.01 par value, outstanding.

                   SOUTHERN ELECTRONICS CORPORATION

                                INDEX



                                                                Page

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                 Condensed Consolidated Balance Sheets             2
                  Condensed Consolidated Statements of Earnings    3
                 Condensed Consolidated Statements of Stockholders'
                   Equity                                          4
                 Condensed Consolidated Statements of Cash Flows 5 Notes to Condensed Consolidated Financial
                   Statements                                    6-7

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 8-9

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                               10

         Item 2 - Changes in Securities                           10

         Item 3 - Default Upon Senior Securities                  10

         Item 4 - Submission of Matters to a Vote of Security
                   Holders                                        10

         Item 5 - Other Information                               10

         Item 6 - Exhibits and Reports on Form 8-K                10

  ITEM 1:  FINANCIAL STATEMENTS

                             SOUTHERN ELECTRONICS CORPORATION
                                      AND SUBSIDIARY

                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              December 31,       June 30,
                     ASSETS                                      1996             1996
                                                              ------------     -----------
                                                              (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                $ 1,604,000      $   662,000
     Trade accounts receivable, net                            41,212,000       44,621,000
     Inventories                                               87,662,000       72,501,000
     Deferred income taxes                                      1,230,000        1,230,000
     Other current assets                                       1,194,000          527,000
                                                              -----------      -----------
               TOTAL CURRENT ASSETS                           132,902,000      119,541,000

PROPERTY AND EQUIPMENT, net                                     5,084,000        4,341,000

INTANGIBLES, net                                                7,254,000        7,423,000
                                                              -----------      -----------
                                                             $145,240,000     $131,305,000
                                                             ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                  $ 66,770,000     $75,508,000
     Accrued liabilities                                        2,879,000       2,842,000
     Income taxes payable                                         238,000         695,000
                                                             ------------     -----------
               TOTAL CURRENT LIABILITIES                       69,887,000      79,045,000

 REVOLVING BANK DEBT                                           31,000,000      10,610,000


STOCKHOLDERS' EQUITY:
     Preferred Stock
          129,500 shares authorized, none issued
     Common stock, $.01 par value; 25,000,000 shares
          authorized; 7,491,110 shares (December 31, 1996)
          and 7,444,712 shares (June 30, 1996) issued              75,000          74,000
     Additional paid-in capital                                12,404,000      12,204,000
     Retained earnings                                         34,953,000      31,190,000
     Treasury stock, at cost, 325,590 shares
     (December 31, 1996) and 125,590 shares
     (June 30, 1996)                                           (2,715,000)     (1,390,000)
     Prepaid compensation - stock awards                         (364,000)       (428,000)
                                                             ------------    ------------
                                                               44,353,000      41,650,000
                                                             ------------    ------------
                                                             $145,240,000    $131,305,000
                                                             ============    ============

                                                          SOUTHERN ELECTRONICS CORPORATION
                                                                       AND SUBSIDIARY

                                                CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                                          (Unaudited)




                                                                 Three Months Ended                  Six Months Ended
                                                                     December 31,                       December 31,
                                                           -----------------------------     ---------------------------
                                                               1996             1995            1996             1995
                                                           ------------     ------------     ------------   ------------
  NET SALES                                                $153,286,000     $101,865,000    $313,400,000    $211,858,000

  COST OF SALES, Including buying
   and occupancy expenses                                   143,446,000       95,006,000     294,559,000     198,391,000
                                                           ------------     ------------    ------------    ------------
                                                              9,840,000        6,859,000      18,841,000      13,467,000
                                                           ------------     ------------    ------------    ------------

  OTHER COSTS AND EXPENSES
   Selling, general, and administrative                       6,259,000        4,514,000      11,958,000       9,221,000
   Interest expense, net                                        424,000          152,000         755,000         423,000
                                                           ------------     ------------    ------------    ------------
                                                              6,683,000        4,666,000      12,713,000       9,644,000
                                                           ------------     ------------    ------------    ------------

  EARNINGS BEFORE INCOME TAXES                                3,157,000        2,193,000       6,128,000       3,823,000

  INCOME TAXES                                                1,212,000          839,000       2,365,000       1,459,000
                                                           ------------     ------------    ------------    ------------

  NET EARNINGS                                              $ 1,945,000     $  1,354,000    $  3,763,000     $ 2,364,000
                                                           ============      ===========    ============    ============

  NET EARNINGS PER COMMON SHARE                                    $.25             $.19            $.49            $.33
                                                                   ====             ====            ====            ====

  WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                       7,826,000        7,083,000       7,652,000       7,103,000
                                                           ============     ============    ============    ============

                                                                 SOUTHERN ELECTRONICS CORPORATION
                                                                               AND SUBSIDIARY

                                                                 CONDENSED CONSOLIDATED STATEMENTS
                                                                        OF STOCKHOLDERS' EQUITY
                                                                                 (Unaudited)




                                       Common Stock       Additional                                          Prepaid
                                                  Par       Paid-In      Retained       Treasury Stock      Compensation
                                      Shares     Value      Capital      Earnings     Shares     At Cost   Stock Awards
                                     ---------  -------   -----------   -----------   -------  ----------- ------------
BALANCE, June 30, 1996              7,444,712   $74,000   $12,204,000   $31,190,000   125,590  $(1,390,000)   $(428,000)

    Stock options exercised            46,398     1,000       200,000

    Amortization of stock awards                                                                                 64,000

    Treasury stock purchased                                                          200,000   (1,325,000)

    Net earnings                                                          3,763,000
                                    ---------   -------   -----------   -----------   -------  -----------    ---------

BALANCE, December 31, 1996          7,491,110   $75,000   $12,404,000   $34,953,000   325,590  $(2,715,000)   $(364,000)
                                    =========   =======   ===========   ===========   =======  ===========    =========



    See notes to condensed consolidated financial statements.

                           SOUTHERN ELECTRONICS CORPORATION
                                    AND SUBSIDIARY

                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)



                                                          Six Months Ended
                                                             December 31,
                                                     ---------------------------
                                                        1996             1995
                                                     -----------     -----------
 OPERATING ACTIVITIES:
   Net earnings                                      $ 3,763,000     $ 2,364,000
   Adjustments to reconcile net earnings
      to net cash provided by (used in)
      operating activities
    Depreciation and amortization                        754,000         461,000
    Compensation - stock awards                           64,000          36,000
    Changes in assets and liabilities                (21,684,000)      4,462,000
                                                     -----------     -----------
      Net cash provided by (used in)
        operating activities                         (17,103,000)      7,323,000
                                                     -----------     -----------

  INVESTING ACTIVITIES:
   Purchases of equipment                             (1,328,000)       (403,000)
   Purchase of business, net of cash acquired                 --         (21,000)
                                                     -----------     -----------
      Net cash used in investing activities           (1,328,000)       (424,000)

  FINANCING ACTIVITIES:
   Borrowings under line of credit, net               20,390,000      (6,920,000)
   Proceeds from issuance of common stock                201,000              --
   Purchase of treasury stock                         (1,325,000)             --
                                                     -----------     -----------
      Net cash provided by (used in)
        financing activities                          19,266,000      (6,920,000)
                                                     -----------     -----------

  NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                  835,000         (21,000)

  CASH AND CASH EQUIVALENTS, beginning of period         769,000         790,000
                                                     -----------     -----------
  CASH AND CASH EQUIVALENTS, end of period           $ 1,604,000     $   769,000
                                                     ===========     ===========

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    In conjunction with the acquired business,
      liabilities were assumed as follows:
        Fair value of assets acquired                                $13,850,000
        Consideration paid consisting of
          cash and common stock                                       (2,600,000)
                                                                     -----------
        Liabilities assumed                                          $11,250,000
                                                                     ===========

                 SOUTHERN ELECTRONICS CORPORATION
                          AND SUBSIDIARY

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            Six Months
                 Ended December 31, 1996 and 1995
                           (Unaudited)

  A. Interim Financial Statements:

     The accompanying condensed consolidated financial statements of Southern Electronics Corporation and subsidiary (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six months ended December 31, 1996 are not necessarily indicative of the operating results for the full year.

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


  B. Earnings Per Common Share:

     Earnings per common share have been calculated based on the weighted average number of common shares and dilutive common share equivalents outstanding during each period.

  C. Common Stock:
     On August 6, 1996, the Company repurchased 200,000 shares of its common stock for approximately $1.3 million in an open market transaction under a stock buy-back program previously authorized by the Board of Directors.

  D. Newly Issued Accounting Standards:

     In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of, which the Company adopted effective July 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period on which the recognition criteria are first applied based on the fair value of the asset. Long lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. The initial adoption of SFAS No. 121 had no impact on the Company's results of operations for the six months ended December 31, 1996.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" which the Company adopted effective July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1997 Annual Report. Accordingly, the initial adoption of SFAS No. 123 had no impact on the Company's results of operations for the six months ended December 31, 1996.

  E. Acquisition:

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

     The following unaudited pro forma consolidated financial information gives effect to the acquisition as if the transaction had occurred as of July 1, 1995. The pro forma consolidated information is not necessarily indicative of the results that would have been reported had the acquisition occurred on such date, nor is it indicative of the Company's future operations.

                                         Six Months Ended
                                         December 31, 1995
                                         ----------------
        Net Sales                          $237,787,000

        Net Earnings                       $  2,678,000

        Net Earnings
            per Common Share                       $.36

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995

Net sales for the second quarter ended December 31, 1996 increased 50.5% compared to the second quarter ended December 31, 1995. This growth resulted primarily from the increase in sales to customers in Latin America. Sales of microcomputers and computer peripheral products represented approximately 92.2% of the Company's business for the second quarter ended December 31, 1996 as compared to approximately 88.7% for the second quarter ended December 31, 1995. Sales of cellular telephone products accounted for approximately 7.8% of the business for the second quarter ended December 31, 1996 as compared to 11.3% for the year-earlier period.

Gross profit as a percentage of net sales was 6.4% for the second quarter as compared to 6.7% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the quarter ended December 31, 1996 as compared to the quarter ended December 31, 1995.

Selling, general, and administrative expenses as a percentage of net sales decreased to 4.1% for the second quarter ended December 31, 1996 compared with 4.4% for the quarter ended December 31, 1995. This decrease is due primarily to greater revenue coverage of expenses and the Company's efforts to contain expense increases.

Income tax expense was recorded at an effective annual rate of 38.4% for the second quarter ended December 31, 1996 and 38.3% for the second quarter ended December 31, 1995.

Six Months Ended December 31, 1996 Compared to Six Months Ended
December 31, 1995

Net sales for the six months ended December 31, 1996 increased 47.9% compared to the six months ended December 31, 1995. This growth resulted primarily from the increase in sales to value-added resellers and dealers served by the Company and the USC acquisition. Sales of microcomputers and computer peripherals products represented approximately 93.0% of the Company's business for the six months ended December 31, 1996 as compared to approximately 89.9% for the six months ended December 31, 1995. Sales of cellular telephone products accounted for approximately 7.0% of the business for the six months ended December 31, 1996 as compared to 10.1% for the year-earlier period.

Gross profit as a percentage of net sales was 6.0% for the six months ended December 31, 1996 as compared to 6.4% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the six months ended December 31, 1996 as compared to the six months ended December 31, 1995.

Selling, general, and administrative expenses as a percentage of net sales decreased to 3.8% for the six months ended December 31, 1996 compared with 4.4% for the six months ended December 31, 1995. This decrease is due primarily to greater revenue coverage of expenses and the Company's efforts to contain expense increases.

Income tax expense was recorded in the six months ended December 31, 1996 at an effective annual rate of 38.6% as compared to 38.2% in the six months ended December 31, 1995.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company and its wholly-owned operating subsidiary, Southern Electronics Distributors, Inc. ("SED"), are parties to a new revolving credit loan agreement (the "Revolving Credit Agreement") with National City Bank, Columbus, Ohio, and Wachovia Bank of Georgia, N.A., as of January 24, 1997, which now provides for an unsecured line of credit of $50,000,000. The Company may borrow at the prime rate offered by
Wachovia Bank of Georgia, N.A., 8.25% at December 31, 1996, or   the
Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The new Revolving Credit Agreement requires a commitment fee of 3/8% of the unused commitment. The Revolving Credit Agreement requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. This new agreement expires on January 23, 1998. At December 31, 1996, the Company had borrowings of $31,000,000 and irrevocable standby letters of credit of $1,200,000 outstanding under the Revolving Credit Agreement.

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

Forward-Looking Information

The matters discussed in this report and, in particular, information regarding future revenues and Southern Electronics Corporation's future business plans, consist of forward-looking information under the Private Securities Litigation Reform Act of 1995, and are subject to and involve risks and uncertainties which could cause actual results to differ materially from the forward-looking information. These risks and uncertainties include, but are not limited to, general economic conditions, industry trends, the dependence upon and/or loss of key suppliers or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risk, distribution efficiencies, capacity constraints, technological difficulties, risk of international operations including exchange rate fluctuations and the regulatory and trade environment (both domestic and foreign).

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


                                     SOUTHERN ELECTRONICS CORPORATION
                                            (Registrant)



            , 1997                     /s/Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



            , 1997                     /s/Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)

                          EXHIBIT INDEX



    Exhibit
    Number                   Description

      27                     Financial Data Schedule