Form 10-Q/A
period 1996-12-31
SOUTHERN ELECTRONICS CORP
filed 1997-02-05
CIK 800286

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SOUTHERN ELECTRONICS CORPORATION
                                            (Registrant)



February 5, 1997                       /s/Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



February 5, 1997                       /s/Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)