Form 10-Q/A
period 1996-12-31
SOUTHERN ELECTRONICS CORP
filed 1997-02-07
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                             FORM 10-Q/A
                          (Amendment No. 2)

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

                   PART II - OTHER INFORMATION


  Item 4 is hereby amended as follows:


  Item 4. Submission of Matters to a Vote of Security Holders
               The Registrant's 1996 Annual Meeting of Stockholders was held on October 31, 1996 for the following purposes: (i) to elect two Class II directors for terms to expire at the 1999 Annual Meeting of Stockholders and one Class I director for a term to expire at the 1998 Annual Meeting of Stockholders and (ii) to approve an amendment to the Southern Electronics Corporation 1991 Stock Option Plan to increase the number of shares available for issuance by 500,000. The voting results on the foregoing matters, which were all approved, were as follows:

               Proposal 1 - Election of Directors

               Nominee               For        Authority Withheld    Against
               Ray D. Risner      7,203,866         17,210             10,250
               Cary Rosenthal     7,203,866         17,210             10,250
               Mark Diamond       6,723,980         17,210            490,136

              Proposal 2 - Amendment of the 1991 Stock Option Plan

                 For         Against     Abstained     Broker Non-Votes
              3,706,643      1,533,469     277,734        1,730,962

                           SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SOUTHERN ELECTRONICS CORPORATION
                                            (Registrant)



  February 7, 1997                     /s/ Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



  February 7, 1997                     /s/ Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)