Form 10-Q
period 1997-03-31
SOUTHERN ELECTRONICS CORP
filed 1997-05-14
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

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

At April 11, 1997, there were 7,188,470 shares of Common Stock, $.01 par value, outstanding.


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

  ITEM 1:  FINANCIAL STATEMENTS

                                            SOUTHERN ELECTRONICS CORPORATION
                                                     AND SUBSIDIARY

                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              March 31,                June 30,
                      ASSETS                                    1997                     1996
                                                             (Unaudited)



CURRENT ASSETS:
     Cash and cash equivalents                               $   358,000              $   662,000
     Trade accounts receivable, net                           52,409,000               44,621,000
     Inventories                                              93,399,000               72,501,000
     Deferred income taxes                                     1,401,000                1,230,000
     Other current assets                                      1,101,000                  527,000
                                                             -----------              -----------
               TOTAL CURRENT ASSETS                          148,668,000              119,541,000

PROPERTY AND EQUIPMENT, net                                    5,347,000                4,341,000

INTANGIBLES, net                                               7,170,000                7,423,000
                                                            ------------              -----------
                                                            $161,185,000             $131,305,000
                                                            ============             ============

LIABILITIES STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Revolving bank debt                                        $ 40,000,000             $         --
     Trade accounts payable                                   71,978,000               75,508,000
     Accrued liabilities                                       2,686,000                2,842,000
     Income taxes payable                                             --                  695,000
                                                            ------------             ------------
               TOTAL CURRENT LIABILITIES                     114,664,000               79,045,000

REVOLVING BANK DEBT                                                   --               10,610,000

STOCKHOLDERS' EQUITY:
     Preferred Stock
          129,500 shares authorized, none issued
     Common stock, $.01 par value; 25,000,000 shares
          authorized; 7,514,060 shares (March 31, 1997)
          and 7,444,712 shares (June 30, 1996) issued             75,000                   74,000
     Additional paid-in capital                               12,521,000               12,204,000
     Retained earnings                                        36,963,000               31,190,000
     Treasury stock, at cost, 325,590 shares
     (March 31, 1997) and 125,590 shares
     (June 30, 1996)                                          (2,715,000)              (1,390,000)
     Prepaid compensation - stock awards                        (323,000)                (428,000)
                                                            ------------             ------------
                                                              46,521,000               41,650,000
                                                            ------------             ------------
                                                            $161,185,000             $131,305,000
                                                            ============             ============

                             SOUTHERN ELECTRONICS CORPORATION
                                      AND SUBSIDIARY

                       CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                        (Unaudited)



                                                        Three Months Ended                   Nine Months Ended
                                                             March 31,                           March 31,
                                                      1997              1996               1997             1996

  NET SALES                                       $165,168,000      $117,261,000       $478,568,000     $329,119,000

  COST OF SALES, Including buying
   and occupancy expenses                          155,311,000       109,821,000        449,870,000      308,212,000
                                                  ------------      ------------       ------------     ------------
                                                     9,857,000         7,440,000         28,698,000       20,907,000
                                                  ------------      ------------       ------------     ------------

  OTHER COSTS AND EXPENSES
   Selling, general, and administrative              5,843,000         4,821,000         17,801,000       14,042,000
   Interest expense, net                               751,000           209,000          1,506,000          632,000
                                                  ------------      ------------       ------------     ------------
                                                     6,594,000         5,030,000         19,307,000       14,674,000
                                                  ------------      ------------       ------------     ------------
  EARNINGS BEFORE INCOME TAXES                       3,263,000          2,410,000          9,391,000        6,233,000

  INCOME TAXES                                       1,253,000           941,000          3,618,000        2,400,000
                                                  ------------      ------------       ------------     ------------
  NET EARNINGS                                    $  2,010,000      $  1,469,000       $  5,773,000     $  3,833,000
                                                  ============      ============       ============     ============
  NET EARNINGS PER COMMON SHARE                           $.27              $.20               $.75             $.53
                                                  ============      ============       ============     ============
  WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING              7,576,000         7,363,000          7,628,000        7,189,000
                                                  ============      ============       ============     ============


                                           SOUTHERN ELECTRONICS CORPORATION
                                                     AND SUBSIDIARY

                                            CONDENSED CONSOLIDATED STATEMENTS
                                                 OF STOCKHOLDERS' EQUITY
                                                       (Unaudited)




                                    Common Stock        Additional                                            Prepaid
                                               Par        Paid-In        Retained         Treasury Stock    Compensation
                                   Shares     Value       Capital        Earnings      Shares      At Cost  Stock Awards
BALANCE, June 30, 1996           7,444,712    $74,000    $12,204,000    $31,190,000    125,590   $(1,390,000) $(428,000)

  Stock options exercised           71,348      1,000        328,000

  Amortization of stock awards                                                                                   94,000

  Stock awards cancelled            (2,000)                  (11,000)                                            11,000

  Treasury stock purchased                                                             200,000    (1,325,000)

  Net earnings                                                            5,773,000
                                 ---------    -------    -----------    -----------    -------   -----------  ---------
BALANCE, March 31, 1997          7,514,060    $75,000    $12,521,000    $36,963,000    325,590   $(2,715,000) $(323,000)
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


                                           SOUTHERN ELECTRONICS CORPORATION
                                                    AND SUBSIDIARY

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)



                                                                          Nine Months Ended
                                                                               March 31,
                                                                      1997                1996
  OPERATING ACTIVITIES:
   Net earnings                                                   $  5,773,000       $  3,833,000
   Adjustments to reconcile net earnings
      to net cash used in
      operating activities
    Depreciation and amortization                                    1,271,000            809,000
    Compensation - stock awards                                        105,000             57,000
    Changes in assets and liabilities                              (33,812,000)        (5,295,000)
                                                                  ------------       ------------
      Net cash used in
        operating activities                                       (26,663,000)          (596,000)

  INVESTING ACTIVITIES:
   Purchases of equipment, net                                      (2,024,000)          (866,000)
   Purchase of business, net of cash acquired                               --            (21,000)
                                                                  ------------       ------------
      Net cash used in investing activities                         (2,024,000)          (887,000)
                                                                  ------------       ------------

  FINANCING ACTIVITIES:
   Borrowings under line of credit, net                             29,390,000          4,000,000
   Proceeds from issuance of common stock                              318,000                 --
   Purchase of treasury stock                                       (1,325,000)                --
                                                                  ------------       ------------
      Net cash used in
        financing activities                                        28,383,000          4,000,000
                                                                  ------------       ------------
  NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                               (304,000)         2,517,000

  CASH AND CASH EQUIVALENTS, beginning of period                       662,000            790,000
                                                                  ------------       ------------

  CASH AND CASH EQUIVALENTS, end of period                        $    358,000       $  3,307,000
                                                                  ============       ============

  SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
   FINANCING ACTIVITIES:
    Information regarding the acquired business:
        Fair value of assets acquired                                                $ 13,850,000
        Consideration paid consisting of
          cash and common stock                                                        (2,600,000)
                                                                                     ------------
        Liabilities assumed                                                          $ 11,250,000
                                                                                     ============

                 SOUTHERN ELECTRONICS CORPORATION
                          AND SUBSIDIARY

  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Nine Months     Ended March 31, 1997 and 1996


  A.  Interim Financial Statements:

      The accompanying condensed consolidated financial statements of Southern Electronics Corporation and subsidiary (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine months ended March 31, 1997 are not necessarily indicative of the oper-ating results for the full year.

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


  B.  Earnings Per Common Share:

      Earnings per common share have been calculated based on the weighted average number of common shares and dilutive common share equivalents (for stock options) outstanding during each period.

  C.  Common Stock:

      On August 6, 1996, the Company repurchased 200,000 shares of its common stock for approximately $1.3 million in an open market transaction under a stock buy-back program previously authorized by the Board of Directors.

  D.  Newly Issued Accounting Standards:

      The Company adopted effective July 1, 1996 Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be disposed of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, with any impairment losses being reported in the period on which the recognition criteria are first applied based on the fair value of the asset. Long lived assets and certain intangibles to be disposed of are required to be reported at the lower of carrying amount or fair value less cost to sell. The adoption of SFAS No. 121 had no impact on the Company's results of operations for the nine months ended March 31, 1997.

      In October 1995, the Financial Accounting Standards Board issued SFAS No. 123 "Accounting for Stock-Based Compensation" which the Company adopted effective July 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in its 1997 Annual Report. Accordingly, the adoption of SFAS No. 123 had no impact on the Company's results of operations for the nine months ended March 31, 1997.


      In February 1997, SFAS No. 128, "Earnings Per Share," was issued. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB Opinion 15, "Earnings Per Share," ("APB 15") by replacing the presentation of primary EPS with basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company intends to adopt this Statement in 1997.

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

                                       Nine Months Ended
                                          March 31, 1996

        Net Sales                         $355,048,000

        Net Earnings                      $  4,147,000

        Net Earnings
            per Common Share                      $.56


  ITEM 2:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

  CONSOLIDATED RESULTS OF OPERATIONS

  Three Months Ended March 31, 1997 Compared to Three Months Ended
  March 31, 1996

  Net sales for the third quarter ended March 31, 1997 increased
  40.9% compared to the third quarter ended March 31, 1996. This growth resulted primarily from the increase in sales to customers in Latin America.

  Gross profit as a percentage of net sales was 6.0% for the third quarter as compared to 6.3% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the quarter ended March 31, 1997 as compared to the quarter ended March 31, 1996.

  Selling, general, and administrative expenses as a percentage of net sales decreased to 3.5% for the third quarter ended March 31, 1997 compared with 4.1% for the quarter ended March 31, 1996. This decrease is due primarily to greater revenue coverage of expenses and better than expected experience for doubtful accounts.

  Income tax expense was recorded at an effective annual rate of 38.4% for the third quarter ended March 31, 1997 and 39.0% for the third quarter ended March 31, 1996.

  Nine Months Ended March 31, 1997 Compared to Nine Months Ended
  March 31, 1996

  Net sales for the nine months ended March 31, 1997 increased 45.4% compared to the nine months ended March 31, 1996. This growth resulted primarily from the increase in sales to value-added resellers and dealers served by the Company and the USC acquisition.

  Gross profit as a percentage of net sales was 6.0% for the nine months ended March 31, 1997 as compared to 6.4% for the same period in the prior year. This decrease is primarily attributable to more competitive pricing during the nine months ended March 31, 1997 as compared to the nine months ended March 31, 1996.

  Selling, general, and administrative expenses as a percentage of net sales decreased to 3.7% for the nine months ended March 31, 1997 compared with 4.3% for the nine months ended March 31, 1996. This decrease is due primarily to greater revenue coverage of expenses and the Company's efforts to contain expense increases.

  Income tax expense was recorded in the nine months ended March 31, 1997 and March 31, 1996 at an effective annual rate of 38.5%.

  Financial Condition, Liquidity, and Capital Resources

  The Company and its wholly-owned operating subsidiary, Southern Electronics Distributors, Inc. ("SED"), are parties to a new revolving credit loan agreement (the "Revolving Credit Agreement") with National City Bank, Columbus, Ohio, and Wachovia Bank of Georgia, N.A., as of January 24, 1997, which now provides for an unsecured line of credit of $50,000,000. The Company may borrow at the prime rate offered by Wachovia Bank of Georgia, N.A., 8.5% at March 31, 1997, or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The new Revolving Credit Agreement requires a commitment fee of 3/8% of the unused commitment. The Revolving Credit Agreement requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. This new agreement expires on January 23, 1998. At March 31, 1997, the Company had borrowings of $40,000,000 and irrevocable standby letters of credit of $1,000,000 outstanding under the Revolving Credit Agreement.

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

          None

  Item 5. Other Information

          None

  Item 6. Exhibits and Reports on Form 8-K

       a) Exhibits.

          Exhibit
          Number           Description

            10.1 Credit Agreement dated as of January 24, 1997 among Southern Electronics Corporation and Southern Electronics Distributors, Inc., as Borrowers, Wachovia Bank of Georgia, N.A., and National City Bank of Columbus, as Banks, and Wachovia Bank of Georgia, N.A., as Agent. The following is a list of omitted exhibits and schedules which the Registrant agrees to furnish supplementally to the Commission upon request:
                    Exhibits: A-1-Form of Syndicated Loan Note,
                    A-2-Form of Swing Loan Note, E-Form of Notice of Borrowing, F-Form of Borrowing Based Certificate, G-Form of Notice of Letter of Credit, and H-Form of Compliance Certificate; Schedule 5.08-Subsidiaries.

            10.2 Industrial Real Estate Lease (Multi-Tenant Facility) dated as of March 26, 1997, between Majestic Realty Co. and Patrician Associates, Inc., as Landlord, and Southern Electronics Distributors, Inc., as Tenant, together with Option to Extend Term of even date between Majestic Realty Co. and Patrician Associates, Inc., as Landlord, and Southern Electronics Distributors, Inc., as Tenant. The following is a list of exhibits and schedules which the Registrant agrees to furnish supplementally to the Commission upon request: Exhibits: A-Project, Property and First Offer Space and Common Areas Maintained by Landlord in Project, B-Subordination, Non-Disturbance and Attornment Agreement, C-Estoppel Certificate, and D-Hazardous Materials List.

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


                                       SOUTHERN ELECTRONICS
  CORPORATION
                                            (Registrant)



May 14, 1997                           /s/GERALD DIAMOND
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



May 14, 1997                           /s/LARRY G. AYERS
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)


                          EXHIBIT INDEX



    Exhibit
    Number                   Description

      27                     Financial Data Schedule