Form 10-K405
period 1997-06-30
SOUTHERN ELECTRONICS CORP
filed 1997-09-05
CIK 800286

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1997
                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------

                        Commission file number 0-16345

                       SOUTHERN ELECTRONICS CORPORATION
            (Exact name of Registrant as specified in its charter)

         DELAWARE                                           22-271544
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                       Identification No.)


            4916 North Royal Atlanta Drive, Atlanta, Georgia 30085
          Address of principal executive offices)          (Zip Code)

Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.01 PAR VALUE
                               (Title of Class)

                         COMMON STOCK PURCHASE RIGHTS
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    X       No
                                           -----         ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $89,020,917 as of September 2, 1997 based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on that day.

There were 7,229,640 shares of Common Stock, $.01 par value, outstanding at September 2, 1997.

     DOCUMENTS INCORPORATED BY REFERENCE:

     Part III incorporates information by reference from the Registrant's definitive proxy statement for the 1997 annual meeting of stockholders presently scheduled to be held on November 11, 1997, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended June 30, 1997.

                                    PART I

     Item 1.  BUSINESS

     (a) General Development of Business

         Southern Electronics Corporation, a Delaware corporation and its wholly owned operating subsidiary, SED International, Inc., a Delaware corporation ("SED International"), were incorporated in 1986 to take over the operations of the business of the Registrant's predecessor, Southern Electronics Distributors, Inc., which was engaged in the wholesale distribution of consumer electronics products. As used herein, the term "Registrant" means Southern Electronics Corporation and its subsidiaries, including SED International, unless the context otherwise indicates.

         The Registrant is a leading international distributor of microcomputer products, including personal computers, printers and other peripherals and networking products throughout the United States and Latin America. The Registrant offers to an active base of over 12,000 reseller customers a broad inventory of more than 3,500 products from approximately 125 vendors, including such market leaders as Seagate, Hewlett-Packard, Maxtor, Samsung, 3Com, Intel, Creative Labs, Acer, Canon, Epson, IBM and Novell, through a dedicated and highly motivated sales force. The Registrant believes it is the fourth largest microcomputer products distributor in the United States, where it recently has expanded its vendor lines, sales force and warehouse locations, and a leading microcomputer products distributor to Latin America, one of the fastest growing markets for personal computers in the world. The Registrant distributes products in the United States from its strategically located warehouses in Atlanta, Georgia, Miami, Florida and City of Industry, California, while servicing Latin America from its Miami facility. The Registrant's net sales increased to $646.3 million in fiscal 1997 from $398.8 million in fiscal 1995, and its net earnings increased to $7.9 million in fiscal 1997 from $5.2 million in fiscal 1995, representing compound annual growth rates of 27.3% and 23.0%, respectively.

         The Registrant also distributes wireless telephone products in the United States and to Latin America. The Registrant is a direct distributor of wireless telephone products for OKI Telecom and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Ericsson, Nokia and NEC. In fiscal 1997, the Registrant's net sales of microcomputer products generated approximately 91.0% of the Registrant's total net sales and wireless telephone products represented the remaining 9.0%.

         Over the past two years, the Registrant has transformed itself from a regional United States distributor into an international distributor with leading brand name vendor lines, a nationwide presence in the United States and a leadership position in Latin America. As a result of a transaction with Globelle, Inc. ("Globelle") in June 1997, the Registrant acquired the distribution rights for certain significant vendor lines in the United States including Hewlett-Packard and Intel, and subsequently hired 36 experienced salespeople formerly with Globelle. The addition of brand name vendor lines and salespeople, coupled with the opening of a warehouse facility in California in May 1997, provide the Registrant with greater sales penetration in the western United States and more efficient nationwide distribution capabilities. Beginning in December 1995, the Registrant substantially increased its sales to Latin America with the acquisition of U.S. Computer of North America, Inc. ("U.S. Computer"). As a result of this acquisition and the Registrant's increased focus on the region, net sales to Latin America have increased to $290.7 million or 45.0% of total net sales in fiscal 1997 from $14.3 million in fiscal 1994.

         On April 1, 1997, the Registrant began leasing an approximately 50,000-square foot facility in City of Industry, California. The City of Industry facility will serve as a distribution center for the Registrant. Payments under the lease will total approximately $18,000 for each of the first 36 months of the lease and will then increase to $19,669 per month. Pursuant to its terms, the lease will expire on March 31, 2002, unless the Registrant elects to exercise its option to renew the lease for one additional five-year period.

         The Registrant intends to begin operating a configuration center to perform certain configuration services in connection with products distributed by the Registrant. The facility is located in Stone Mountain, Georgia and it consists of approximately 40,160 square feet. The Registrant will begin leasing the facility on October 1, 1997 and the lease will terminate on September 30, 2000 unless the Registrant exercises its option to renew the lease for an additional three-year period. The Registrant may also terminate the lease at any time following commencement of the fourth year of the lease upon payment of any unamortized brokers' fee payable with respect to the lease. Rent under the lease is $11,982 per month.

     (b) Financial Information about Industry Segments

         The Registrant operates in only one business segment.

     (c) Narrative Description of Business

     1.  Products and Vendors

         The Registrant offers its customers a broad inventory of more than 3,500 products from approximately 125 vendors, including such market leaders as Seagate, Hewlett-Packard, Maxtor, Samsung, 3Com, Intel, Creative Labs, Acer, Canon, Epson, IBM and Novell. The Registrant is a direct distributor of wireless telephone products for OKI Telecom and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Ericsson, Nokia and NEC. Microcomputer related products accounted for $588.4 million or 91.0% of the Registrant's net sales for fiscal 1997, $429.4 million or 91.7% of net sales in fiscal 1996, and $362.4 or 91.0% of net sales in fiscal 1995, which included sales of mass storage products, printers and other imaging products, microprocessing and memory chips, monitors, modems, networking products, notebook and personal computers and accessories. Approximately $58.0 million or 9.0% of the Registrant's net sales for fiscal 1997, $38.9 million or 8.3% of net sales for fiscal
     1996, and $36.4 million or 9.0% of net sales for fiscal 1995 consisted of wireless telephone products such as handheld cellular telephones and accessories. The Registrant continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Registrant's vendors generally warrant the products distributed by the Registrant and allow the return of defective products.

         Generally, the Registrant's authorized distributor agreements with its microcomputer and wireless telephone products vendors permit the Registrant to sell these vendors' products in the United States and in designated countries in Latin America. The Registrant will continue to seek to expand the geographical scope of its distributor arrangements, which may include acquiring or partnering with companies that already have the distribution rights of a particular vendor in a specified country.

         As a distributor, the Registrant incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer and wireless industries and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, the Registrant seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that the Registrant can negotiate such provisions in each of its contracts or that such industry practice will continue.

         The Registrant purchases goods from approximately 125 vendors and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors' products. In fiscal 1997, products purchased from Seagate, Hewlett-Packard and Maxtor accounted for 19.7%, 11.5% and 11.5%, respectively, of the Registrant's total purchases and the loss of any one of these three vendors could materially adversely affect the financial condition of the Registrant. The Registrant expects that the percentage of goods purchased from Hewlett-Packard will increase for fiscal 1998 as a result of the acquisition of distribution rights for certain Hewlett-Packard products in the United States in June 1997. There can be no assurance that the Registrant will be able to maintain its existing vendor relationships or secure additional vendors as needed. The Registrant's vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain territorial restrictions that limit the countries in which the Registrant is permitted to distribute the products. The loss of a major vendor, the deterioration of the Registrant's relationship with a major vendor, the loss or deterioration of vendor support for certain Registrant-provided services, the decline in demand for a particular vendor's product, or the failure of the Registrant to establish good relationships with major new vendors could have a material adverse effect on the Registrant's business, financial condition or results of operations.

         Product orders typically are processed and shipped from the Registrant's distribution facilities on the same day an order is received or, in the case of orders received after 6:00 p.m., on the next business day. The Registrant relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products distributed to the Latin American markets are delivered to the foreign purchasers or their agents or representatives at the Registrant's Miami, Florida warehouse. Generally, the Registrant's inventory level of products has been adequate to permit the Registrant to be responsive to its customers' purchase requirements. From time to time, however, the Registrant experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to the Registrant.

     2.  Sales and Marketing

         The Registrant's sales are generated by a national telemarketing sales force, which consisted of approximately 144 persons on June 30, 1997 in seven sales offices located in Atlanta, Georgia, Miami, Florida, Minneapolis, Minnesota, Carlsbad, California, St. Louis, Missouri, Boca Raton, Florida and Chicago, Illinois. Since June 30, 1997, the Registrant has hired an additional 39 salespersons, primarily as a result of the Globelle transaction. Of the total number of salespersons at August 31, 1997, 38 persons focused on sales to customers for export to Latin America, substantially all of whom are fluent in Spanish or Portuguese. The Registrant's Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

         Members of the sales staff are trained through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers' questions about important new product considerations, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. The Registrant's salespeople are able to analyze quickly the Registrant's extensive inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer--whether a full-line retailer or an industry-specific reseller.

         The sales force is organized in teams generally consisting of four people. The Registrant believes that teams provide superior customer service because customers can contact one of several people. Moreover, the long-term nature of the Registrant's customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service. It has been the Registrant's experience that the team approach results in superior customer service and better employee morale.

         Compensation incentives are provided to the Registrant's salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can telephone their salespersons using a toll-free number provided by the Registrant. Salespeople initiate calls to introduce the Registrant's existing customers to new products and to solicit orders. In addition, salespeople seek to develop new customer relationships by using targeted mailing lists, vendor leads and telephone directories of various cities.

         The telemarketing salespersons are supported by a variety of marketing programs. For example, the Registrant regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, the Registrant's in-house marketing staff prepares catalogs that list available microcomputer and wireless telephone products and routinely produces marketing materials and advertisements. In addition, the in-house marketing staff publishes other direct mail pieces promoting specials and new products, which can be ordered directly through salespeople or through the Registrant's recently installed Internet web page providing 24-hour access to on-line order entry. The Registrant's web page provides customers secured access to place orders and review product specifications at times that are convenient to them. Customers also can determine inventory availability and pricing on a real-time basis and in the near future verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

         The Registrant prides itself on being service oriented and has a number of on-going value-added services intended to benefit both the Registrant's vendors and its resellers. For example, the Registrant is committed to training its salespeople to be technically knowledgeable about the products they sell. This core competency supplements the sophisticated technical support and configuration services also provided by the Registrant. Salespeople who are knowledgeable about the products they sell often can assist in the configuration of microcomputer systems according to specifications given by the resellers. The Registrant believes that its salesperson's ability to listen to a reseller's needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to a vendor's products. In addition, the Registrant provides such other value-added services as new product demonstrations and technical education programs for resellers, order fulfillment and electronic ordering, and informational assistance through the Registrant's web page.

         Management continually evaluates the Registrant's product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. The Registrant's rapid delivery terms are available to all of its customers, and the Registrant seeks to pass through its shipping and handling costs to its customers. The Registrant offers various credit terms including open account, prepay, credit card and COD to qualifying customers. The Registrant closely monitors customers' creditworthiness through its on-line computer system which contains detailed information on each customer's payment history and other relevant information. In addition, the Registrant participates in national and international credit associations that exchange credit rating information on customers of association members. In most markets, the Registrant utilizes various levels of credit insurance to control credit risks and enable the Registrant to extend higher levels of credit. The Registrant establishes reserves for estimated credit losses in the normal course of business.

     3.  Customers

         The Registrant serves an active, nonexclusive customer base over 12,000 resellers of microcomputer and wireless telephone products. Resellers includes value-added resellers, corporate resellers and retailers. The Registrant believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Registrant with significant growth opportunities. During fiscal 1997, no single customer accounted for more than 3.0% of the net sales of the Registrant. The Registrant believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

     4.  Competition

         The microcomputer and wireless telephone distribution industries are highly competitive, both in the United States and in Latin America. Competition in these industries is typically characterized by pricing pressures, product availability and potential obsolescence, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, the Registrant's ability to compete favorably is principally dependent upon its ability to control inventory and other operating costs, react timely and appropriately to short- and long-term trends, price competitively its products, increase its net sales and maintain economies of scale. In the early 1990s, the United States microcomputer industry moved toward open sourcing pursuant to which vendors authorized multiple distributors to sell to resellers on equal terms rather than relying on exclusive relationships. As a result, the competitive environment has become more intense, leading to accelerating industry consolidation and declining gross margins.

         The Registrant's competitors include regional, national and international microcomputer and wireless distributors, many of which have substantially greater technical, financial and other resources than the Registrant, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., Merisel, Inc. and Tech Data Corporation in the United States, and CHS Electronics, Inc. in Latin America.

     5.  Employees

         As of June 30, 1997, the Registrant had 363 full-time employees, 144 of whom were engaged in telemarketing, 127 in administration and 92 in shipping. The Registrant also utilizes 26 part-time employees. Since June 30, 1997, the Registrant has hired an additional 39 salespersons, primarily as a result of the Globelle transaction. Management believes the Registrant's relations with its employees are good and the Registrant has never experienced a strike or work stoppage. There is no collective bargaining agreement covering any of the Registrant's employees.

     6.  Seasonality

         The Registrant's sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Quarterly Data; Seasonality."

     7. Financial Information about Foreign and Domestic Operations and Export Sales

         For the fiscal years ended June 30, 1995, 1996 and 1997, approximately 21%, 37%, and 45%, respectively, of the Registrant's sales were to customers for export principally into Latin America. These customers historically have been serviced through the Registrant's Miami, Florida warehouse facility with sales denominated in U.S. dollars. Subsequent to June 30, 1997, the Registrant opened a sales office in Bogota, Columbia.

     Item 2.  PROPERTIES

         The Registrant maintains its executive offices at 4916 North Royal Atlanta Drive in Tucker, Georgia, where 112 of its sales employees are also located. The Registrant leases its executive, administrative and sales office from Royal Park Company, a Georgia general partnership comprised of certain minority stockholders of the Registrant. The lease expires in October 1999 after an 8-year term and supersedes the original 15-year lease entered into in 1984 between the Registrant's predecessor and Royal Park Company. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $176,000 through October 1, 1999, subject to increase based upon periodic changes in the Consumer Price Index. The Registrant has a right of first refusal to purchase the facility should it be offered for sale. The Registrant believes that the lease is on terms no less favorable than those available from unaffiliated parties.

         The Registrant maintains warehouse facilities in Atlanta, Georgia, City of Industry, California, and Miami, Florida. The Registrant's distribution facility in Atlanta, Georgia consists of approximately 100,000 square feet subject to a lease expiring January 31, 1999. The Registrant also leases additional warehouse and sales office space near its executive, administrative and sales office in Atlanta. The Registrant believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Registrant's growth plans so require.

         On January 10, 1996, the Registrant amended the lease pertaining to its sales and distribution facility, located in the Beacon Centre Technology Park in Miami, Florida to allow the Registrant to relocate such facility to another building within the Beacon Centre complex having a leased space of approximately 31,200 square feet (the "Relocation Space"). The monthly rent for the Relocation Space is approximately $17,000 and the term of the lease pertaining thereto expires on March 31, 2001. On July 24, 1996, the Registrant executed an amendment to the lease which allowed the Registrant to expand the space subject to the lease by approximately 30,000 square feet (the "Expansion Space"). The monthly rent for the Expansion Space is approximately $17,000 and the lease term pertaining thereto expires on March 31, 2001. The aggregate monthly rent for the Miami facility is, therefore, $34,000.

         On April 1, 1997, the Registrant began leasing an approximately 50,000-square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center for the Registrant. Payments under the lease will total approximately $18,000 for each of the first thirty-six months of the lease and will then increase to $19,669 per month. Pursuant to its terms, the lease will expire on March 31, 2002, unless the Registrant elects to exercise its option to renew the lease for one additional five-year period. Besides the leased premises, the Registrant is currently using an additional space in the same property of approximately 50,000 square feet. The Registrant does not have a lease with respect to the additional space, and is not paying any rent for the use of such space. The Registrant is in the process of negotiating a lease for the additional space at this time.

         The Registrant intends to begin operating a distribution and configuration center to perform certain configuration services in connection with products distributed by the Registrant. The facility is located in Stone Mountain, Georgia, and it consists of approximately 40,160 square feet. The Registrant will begin leasing the facility on October 1, 1997, and the lease will terminate on September 30, 2000, unless the Registrant exercises its option to renew the lease for an additional three-year period. The Registrant may also terminate the lease upon completion of each year of the lease by paying any unamortized brokers' fee payable with respect to the lease. Rent under the lease is $11,982 per month.

         The Registrant believes that suitable replacement facilities can be obtained on comparable terms if lease extentions are not negotiated. The Registrant anticipates that additional space will be required as business expands and believes that it will be able to obtain suitable space as needed.

     Item 3.  LEGAL PROCEEDINGS

         The Registrant is involved in litigation relating to claims arising out of its operations in the normal course of business. The Registrant is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Registrant.

     Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

     Item 4(A).  EXECUTIVE OFFICERS OF THE COMPANY

         The executive officers of the Registrant, their ages and their present positions are as follows:


Name              Age  Position
- ----              ---  --------
Gerald Diamond     59  Chairman of the Board, Chief Executive Officer
                         and Director of the Registrant and SED
                         International

Ray D. Risner      52  President, Chief Operating Officer and Director
                         of the Registrant and SED International

Larry G. Ayers     51  Vice President-Finance, Chief Financial Officer,
                         Secretary and Treasurer of the Registrant and
                         SED International

Mark Diamond       32  Executive Vice President and Director of the
                         Registrant and SED International

Jean Diamond       56  Vice President-Credit of SED International

         Gerald Diamond. Mr. Diamond has been a director of the Registrant since 1980 and currently serves as Chairman of the Board and Chief Executive Officer of the Registrant and SED International. He was elected President and Chairman of the Board of the Registrant and SED International in June 1986 and has served in two or more capacities as Chairman of the Board, Chief Executive Officer and President of the Registrant and SED International from that time up until May 1995. Mr. Diamond founded the predecessor to the Registrant and served as its President and Treasurer from July 1980 through July 1986. Mr. Diamond has been in the electronics-related business for over 35 years. Mr. Diamond is the husband of Jean Diamond and the father of Mark Diamond.

         Ray D. Risner. Mr. Risner has been a director of the Registrant since November 1994 and has served as President and Chief Operating Officer of the Registrant since May 1995. Mr. Risner served as Executive Vice President-Administration from February 1995 to May 1995. He has served as President and Chief Operating Officer of SED International since August 1995. Mr. Risner served as Vice Chairman of RJM Group, Inc., a private investment advisory firm, from 1989 to 1994. From 1987 to 1989, he served as Vice President, Financial Administration of RJR Nabisco, Inc. Mr. Risner is also a trustee and Vice Chairman of The National Faculty and a member of the Board of American Red Cross Chapter, Atlanta, Georgia.

         Larry G. Ayers. Mr. Ayers was elected Vice President-Finance, Secretary and Treasurer of the Registrant in August 1986 and Chief Financial Officer in November 1989. He was elected Vice President-Finance and Treasurer of SED International in June 1986, Secretary in August 1986 and Chief Financial Officer in November 1989. Mr. Ayers served as Vice President-Finance of the predecessor to the Registrant from May 1986 through July 1986, and as an independent financial consultant from September 1985 through May 1986. Mr. Ayers served as the Treasurer of Aaron Rents, Inc., a furniture rental and sales company, from 1982 through September 1985 and as an accountant with Touche Ross & Co., a national accounting firm, from 1970 through 1982.

         Mark Diamond. Mr. Diamond has been a director of the Registrant since September 1996. He has been employed by the Registrant in various capacities since January 1987. In July 1995, Mr. Diamond was elected Executive Vice President of the Registrant and in August 1995 was elected Executive Vice President of SED International. Mark Diamond is the son of Gerald Diamond and Jean Diamond.

         Jean Diamond. Ms. Diamond was elected Vice President - Credit of SED International in August 1994. From 1986 to August 1994, she served as Manager of Credit of SED International. Jean Diamond is the wife of Gerald Diamond and the mother of Mark Diamond.

                                    PART II

     Item 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (a)  Market Information.

         The following table sets forth the range of high and low sale prices per share for the Registrant's Common Stock as reported by the Nasdaq National Market, where the stock trades under the symbol "SECX," for the periods indicated.


Fiscal Year    Period          High    Low
- -----------    ------          ----    ---
1996           First Quarter   $ 6.50  $ 5.00
               Second Quarter    6.25    4.63
               Third Quarter     6.25    4.75
               Fourth Quarter    6.88    5.00


Fiscal Year    Period          High    Low
- -----------    ------          ----    ---
1997           First Quarter   $ 9.50  $ 5.38
               Second Quarter   12.63    8.50
               Third Quarter    12.50    7.81
               Fourth Quarter   13.38    8.25

         (b)  Holders.

         As of August 31, 1997, there were 193 holders of record of the Common Stock. Management of the Registrant believes that there are in excess of 400 beneficial holders of Common Stock.

         (c)  Dividends.

         The Registrant has never declared or paid cash dividends on its Common Stock. The Registrant currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the Common Stock will be determined by the Board of Directors based upon conditions then existing, including the Registrant's earnings and financial condition, capital requirements and other relevant factors. SED International, the earnings of which would be the primary source of any dividend payments, and the Registrant are parties to a revolving credit agreement which contains certain financial covenants that may impact the Registrant's ability to pay dividends should it choose to do so. See "Item 7. Management's Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

     Item 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected consolidated financial data for each of the five years ended June 30, 1997, derived from the Registrant's Audited Consolidated Financial Statements.

     The following data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing elsewhere herein, as well as "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations", and "Item 1. Business."


                                                       Years Ended June 30,
                                       ------------------------------------------------
                                             (In thousands, except per share data)

                                         1993      1994      1995      1996      1997
                                       --------  --------  --------  --------  --------
Statement of Income Data:

Net Sales...........................   $249,472  $296,173  $398,753  $468,298  $646,336

Cost of Sales.......................    223,122   271,982   370,548   438,837   607,437
                                       --------  --------  --------  --------  --------

Gross profit........................     26,350    24,191    28,205    29,461    38,899

Selling, general and administrative
   expenses.........................     13,015    14,448    19,104    19,493    23,941
                                       --------  --------  --------  --------  --------

Operating income....................     13,335     9,743     9,101     9,968    14,958

Interest expense, net...............         20       193       688       902     2,128
                                       --------  --------  --------  --------  --------

Earnings before income taxes........     13,315     9,550     8,413     9,066    12,830

Income taxes........................      4,929     3,606     3,191     3,516     4,925
                                       --------  --------  --------  --------  --------

Net earnings........................   $  8,386  $  5,944  $  5,222  $  5,550  $  7,905
                                       ========  ========  ========  ========  ========

Net earnings per share..............   $   1.13  $   0.81  $   0.74  $   0.76  $   1.04

Weighted average common shares
 outstanding........................      7,427     7,355     7,069     7,280     7,634


                                                           At June 30
                                       ------------------------------------------------
                                         1993      1994      1995      1996      1997
                                       --------  --------  --------  --------  --------
Balance Sheet Data:

Working capital.....................   $ 20,099  $ 25,489  $ 41,355  $ 40,496  $ 79,350

Total assets........................     56,290    65,572    87,375   131,305   197,329

Total debt..........................      9,258        --    11,500    10,610    56,000

Stockholders' equity................     23,281    29,348    34,633    41,650    48,896

     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with, and qualified in its entirety by, the Consolidated Financial Statements of the Registrant and the Notes thereto and the Selected Financial Data, included in this Form 10-K. Historical operating results are not necessarily indicative of trends in operating results for any future period.

     OVERVIEW

         The Registrant is a leading international distributor of microcomputer products, including personal computers, printers and other peripherals and networking products throughout the United States and Latin America. The Registrant believes it is the fourth largest microcomputer products distributor in the United States, where it recently has expanded its vendor lines, sales force and warehouse locations, and a leading microcomputer products distributor to Latin America, one of the fastest growing markets in the world for personal computers. Over the past two years, the Registrant has transformed itself from a regional United States distributor into an international distributor with leading brand name vendor lines, a nationwide presence in the United States and a leadership position in Latin America. In fiscal 1997, the Registrant's net sales to customers in the United States represented approximately 55.0% of total net sales and net sales for export to Latin America represented approximately 45.0% of total net sales. Net sales of microcomputer products generated approximately 91.0% of total net sales and wireless telephone products represented the remaining 9.0% for fiscal 1997.

         While the microcomputer products distribution industry has experienced significant growth in recent years, the competitive environment has simultaneously become more intense, leading to accelerating industry consolidation and declining gross margins. As a result, the Registrant has placed greater emphasis on the conservative management of relative selling, general and administrative expenses to offset potential declines in operating margins. Over the last four fiscal years, the Registrant has reduced selling, general and administrative expenses as a percentage of net sales to 3.7% in fiscal 1997 from 5.2% in fiscal 1993. Although the Registrant has successfully controlled these expenses as a percentage of net sales over the last four fiscal years, there can be no assurance that it will be able to do so in the future. The Registrant also anticipates some quarterly fluctuations in these expenses from the transition period following the closing of future business acquisitions, both in the United States and in Latin America.

         As a result of a transaction with Globelle in June 1997, the Registrant has acquired the distribution rights for certain significant vendor lines in the United States, including Hewlett-Packard and Intel, and subsequently hired 36 experienced salespeople formerly with Globelle to benefit from their pre-existing customer relationships. In addition, the Registrant anticipates entering into additional authorized United States distributor agreements for other product lines previously sold by Globelle. Because the Globelle transaction was not an acquisition of a going business concern, management expects a transition period following the closing of that transaction during which the newly-hired former salespeople of Globelle and their respective customer base are acclimated to the Registrant's policies, procedures and product offerings and the inventory of new product lines is stocked at the Registrant's warehouses. The Globelle transaction affords the Registrant the opportunity to leverage a national sales presence with its strategically located national warehouses, thereby providing timely and efficient product distribution to its customers located anywhere in the United States. As a result of the Globelle transaction, the Registrant expects to incur one-time after tax start-up costs of approximately $900,000 during its first fiscal quarter ending September 30, 1997. This charge reflects the costs associated with hiring new salespeople, opening new sales offices and other related items.

         Beginning in December 1995, the Registrant substantially increased its sales to Latin America with the acquisition of U.S. Computer. As a result of this acquisition and the Registrant's increased focus on the region, sales to Latin America have increased to $290.7 million or 45.0% of total net sales in fiscal 1997 from $14.3 million in fiscal 1994. Gross margins for sales to Latin America generally are lower than those in the United States primarily due to lower product prices required to absorb additional costs from a relatively more layered distribution channel. Selling, general and administrative expenses as a percentage of net sales, however, generally are lower primarily due to larger average customer orders resulting in fewer Registrant resources required for customer support. The Registrant's resulting operating margins for sales to Latin America generally are similar to those in the United States.

         The Registrant derives all of its operating income and cash flow from SED International, which is organized in and operates from the United States. Consequently, all purchases and sales of inventory are in United States dollars. As the Registrant expands internationally to establish an in-country presence throughout Latin America, the Registrant may begin buying and selling inventory using locally denominated currencies. The use of foreign currencies could subject the Registrant to the risk of currency fluctuations, which the Registrant may seek to limit through hedging activities.

     RESULTS OF OPERATIONS

         The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Registrant's Consolidated Statements of Earnings:

                                                             YEAR ENDED JUNE
                                                                   30,
                                                            -------------------
                                                            1995   1996   1997
                                                            -----  -----  -----
Net sales.................................................. 100.0% 100.0% 100.0%
Cost of sales, including buying and occupancy expenses.....  92.9   93.7   94.0
                                                            -----  -----  -----
Gross profit...............................................   7.1    6.3    6.0
Selling, general and administrative expenses...............   4.8    4.2    3.7
                                                            -----  -----  -----
Operating income...........................................   2.3    2.1    2.3
Interest expense, net......................................   0.2    0.2    0.3
                                                            -----  -----  -----
Earnings before income taxes...............................   2.1    1.9    2.0
Income taxes...............................................   0.8    0.7    0.8
                                                            -----  -----  -----
Net earnings...............................................   1.3%   1.2%   1.2%
                                                            =====  =====  =====

   Fiscal 1997 Compared to Fiscal 1996

         Net sales increased 38.0%, or $178.0 million, to $646.3 million in fiscal 1997 compared to $468.3 million in fiscal 1996. This growth resulted from an increase in both United States net sales and net sales to customers for export principally into Latin America. Net sales in the United States increased approximately 19.8%, or $58.8 million, to $355.6 million in fiscal 1997 compared to $296.8 million in fiscal 1996, primarily due to increased sales of mass storage products. Net sales for export increased 69.5%, or $119.2 million, to $290.7 million in fiscal 1997 compared to $171.5 million in fiscal 1996, primarily due to the December 1995 acquisition of U.S. Computer and the Registrant's increased focus on Latin America. Sales of microcomputer products represented approximately 91.0% of the Registrant's fiscal 1997 net sales compared to 91.7% for fiscal 1996. Sales of wireless telephone products accounted for approximately 9.0% of the Registrant's fiscal 1997 net sales compared to 8.3% for fiscal 1996.

         Gross profit increased 32.0%, or $9.4 million, to $38.9 million in fiscal 1997 compared to $29.5 million in fiscal 1996. Gross profit as a percentage of net sales decreased to 6.0% in fiscal 1997 from 6.3% in fiscal 1996. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to continued highly competitive pricing and a higher proportion of total net sales for export.

         Selling, general and administrative expenses increased 22.8%, or $4.4 million, to $23.9 million in fiscal 1997, compared to $19.5 million in fiscal 1996. These expenses as a percentage of net sales decreased to 3.7% in fiscal 1997 compared to 4.2% in fiscal 1996. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople and expanded sales and distribution facilities. The percentage decrease in these expenses was primarily due to the Registrant's ability to control variable costs over a larger sales base and a greater proportion of the Registrant's business derived from Latin America, which generally has lower selling, general and administrative expenses than in the United States.

         Net interest expense increased 135.9%, or $1.2 million, to $2.1 million in fiscal 1997 compared to $902,000 in fiscal 1996. Interest expense as a percentage of net sales increased to 0.3% in fiscal 1997 compared to 0.2% in fiscal 1996. The increase in interest expense was primarily due to borrowing costs associated with funding increased levels of working capital.

         Income tax expense was recorded at an effective annual rate of 38.4% in fiscal 1997 compared to 38.8% in fiscal 1996. The decrease in the effective rate in fiscal 1997 relates primarily to slightly lower state income taxes net of federal income tax benefit, offset by slightly higher non-deductible goodwill amortization expense.

       Fiscal 1996 Compared to Fiscal 1995

         Net sales increased 17.4%, or $69.5 million, to $468.3 million in fiscal 1996 compared to $398.8 million in fiscal 1995. This growth resulted from an increase in net sales for export principally into Latin America, offset by a decrease in United States net sales. United States net sales decreased 5.7%, or $18.0 million, to $296.8 million in fiscal 1996 compared to $314.8 million in fiscal 1995, primarily due to a temporary industry shortage of certain disk drive products. Net sales for export increased 104.2%, or $87.5 million, to $171.5 million in fiscal 1996 compared to $84.0 million in fiscal 1995, primarily as a result of the December 1995 acquisition of U.S. Computer. Sales of microcomputer products represented approximately 91.7% of the Registrant's fiscal 1996 net sales compared to 90.9% for fiscal 1995. Sales of wireless telephone products accounted for approximately 8.3% of the Registrant's fiscal 1996 net sales compared to 9.1% for fiscal 1995.

         Gross profit increased 4.5%, or $1.3 million, to $29.5 million in fiscal 1996, compared to $28.2 million in fiscal 1995. Gross profit as a percentage of net sales decreased to 6.3% in fiscal 1996 from 7.1% in fiscal 1995. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to continued highly competitive pricing and a significantly higher proportion of total net sales for export.

         Selling, general and administrative expenses increased 2.0%, or $389,000 to $19.5 million in fiscal 1996 compared to $19.1 million in fiscal 1995. These expenses as a percentage of net sales decreased to 4.2% in fiscal 1996 compared to 4.8% in fiscal 1995. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople. The percentage decrease in these expenses was primarily due to the Registrant's ability to control variable costs over a larger sales base and a greater proportion of the Registrant's business derived from Latin America, which generally has lower selling, general and administrative expenses than in the United States.

         Net interest expense increased 31.1%, or $214,000, to $902,000 in fiscal 1996 compared to $688,000 in fiscal 1995. Net interest expense as a percentage of net sales was 0.2% for both fiscal 1996 and fiscal 1995. The dollar increase in interest expense was primarily due to borrowing costs associated with funding increased levels of working capital.

         Income tax expense was recorded at an effective annual rate of 38.8% in fiscal 1996 compared to 37.9% in fiscal 1995. The increase in the fiscal 1996 effective rate relates primarily to non-deductible goodwill amortization expense resulting from the Registrant's December 1995 acquisition of U.S. Computer.

     QUARTERLY DATA; SEASONALITY

         The following table sets forth certain unaudited quarterly historical consolidated financial data for each of the Registrant's last eight fiscal quarters ended June 30, 1997. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Registrant's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K. The operating results for any quarter shown are not necessarily indicative of results for any future period.

                                                                QUARTER ENDED
                         -------------------------------------------------------------------------------------------
                         SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30, SEPTEMBER 30, DECEMBER 31, MARCH 31, JUNE 30,
                             1995          1995       1996      1996       1996          1996       1997      1997
                         ------------- ------------ --------- -------- ------------- ------------ --------- --------
                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...............   $109,993      $101,865   $117,261  $139,179   $160,114      $153,286   $165,168  $167,768
Gross profit............      6,608         6,859      7,440     8,554      9,001         9,840      9,857    10,201
Operating income........      1,901         2,345      2,619     3,103      3,302         3,581      4,014     4,061
Net earnings............      1,010         1,354      1,469     1,717      1,818         1,945      2,010     2,132
Earnings per share......       0.14          0.19       0.20      0.23       0.24          0.25       0.27      0.28

         Although the Registrant does not presently experience any material quarterly seasonality for its sales, the Registrant anticipates some seasonality in net sales and net income occurring within the second and third fiscal quarters as a result of increased holiday sales during those periods, especially with respect to sales to Latin America.

     LIQUIDITY AND CAPITAL RESOURCES

         The Registrant's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Registrant has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. The Registrant derives all of its operating income and cash flow from its subsidiary and relies on payments from its subsidiary to generate the funds necessary to meet its obligations. As the Registrant pursues its growth strategy and acquisition opportunities both in the United States and in Latin America, management believes that exchange controls in certain countries may limit the ability of the Registrant's present and future subsidiaries in those countries to make payments to the Registrant.

         Operating activities used $29.0 million, provided $2.2 million, and used $10.0 million of cash in fiscal 1997, 1996 and 1995, respectively. The use of cash in fiscal 1997 resulted primarily from increases of $12.5 million in accounts receivable and $40.3 million in inventory partially offset by net earnings of $7.9 million and a $12.6 million increase in accounts payable. The source of cash in fiscal 1996 resulted primarily from net earnings of $5.6 million and a $27.4 million increase in accounts payable, offset by increases of $15.9 million in accounts receivable and $17.8 million in inventory. The use of cash in fiscal 1995 resulted primarily from increases of $7.7 million in accounts receivable and $14.7 million in inventory partially offset by net earnings of $5.2 million and a $4.5 million increase in accounts payable.

         Investing activities used $15.5 million, $1.4 million and $1.5 million of cash in fiscal 1997, 1996 and 1995, respectively. The significant use of cash in fiscal 1997 was primarily for the purchase of certain distribution rights and equipment from Globelle for $13.0 million. The remaining use of cash in fiscal 1997, as well as the use of cash in fiscal 1996 and 1995 was primarily due to the upgrade of the Registrant's computer and telephone systems as well as the expansion of warehouse and other facilities in each year.

         Financing activities provided $44.6 million, used $882,000 and provided $11.5 million of cash in fiscal 1997, 1996 and 1995, respectively. These activities related primarily to borrowings and repayments under the Registrant's revolving credit facility then in effect. Additionally, in fiscal 1997 the Registrant repurchased 200,000 shares of Common Stock for approximately $1.3 million in an open market transaction under a stock buy-back program previously authorized by the Board of Directors.

         The Registrant and SED International are parties to a credit agreement (the "Credit Agreement") with its lenders, which provides for a secured line of credit of $100.0 million and expires on August 13, 2000. The Registrant may borrow at the prime rate offered by Wachovia Bank, N.A. (8.50% at August 31, 1997) or the Registrant may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Credit Agreement requires a commitment fee of 0.25% of the unused commitment. The Credit Agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Credit Agreement expires in August 2000. At August 31, 1997, the Registrant had principal borrowings of $55.0 million under the Credit Agreement at a weighted average interest rate of 8.57% per annum. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 1997 were $28.7 million, $56.0 million and 7.60%, respectively. The Registrant intends to use the net proceeds of the Offering to repay outstanding indebtedness under the Credit Agreement.

         Management believes that the Credit Agreement, as amended, together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 1998. The Credit Agreement permits up to $30.0 million to be borrowed for the purpose of financing acquisitions, subject to a limitation of $15.0 million for any one acquisition, and further subject to compliance with the other terms of the Credit Agreement.

     INFLATION AND PRICE LEVELS

         Inflation has not had a significant impact on the Registrant's business because of the typically decreasing costs of products sold by the Registrant. The Registrant also receives vendor price protection for a significant portion of its inventory. In the event a vendor reduces its prices for goods purchased by the Registrant prior to the Registrant's sale of such goods, the Registrant generally has been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for a credit against the purchase price. As the Registrant pursues its growth strategy to acquire businesses and assets in foreign countries, the Registrant may operate in certain countries that have experienced high rates of inflation and hyperinflation. At this time, management does not expect that inflation will have a material impact on the Registrant's business in the immediate future.


                           FORWARD-LOOKING STATEMENTS

         This Form 10-K contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), which represent the Registrant's expectations or beliefs, including, but not limited to, statements concerning sales of the Registrant's products and operating income. When used in this Form 10-K, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that various factors, including the factors described under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as general economic conditions and industry trends, the level of acquisition opportunities available to the Registrant and the Registrant's ability to negotiate the terms of such acquisitions on a favorable basis, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Registrant made by or on behalf of the Registrant. Any forward-looking statement speaks only as of the date on which such statement is made, and the Registrant undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of an unanticipated event. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

     Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated financial statements of the Registrant, notes thereto, and independent auditors' report thereon are filed herewith.

     Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

     Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Information regarding the Registrant's directors is incorporated herein by reference to the section of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled for November 11, 1997 (the "Proxy Statement") entitled "Proposal 1 - Election of Directors."

         Information regarding the Registrant's executive officers is incorporated herein by reference to Item 4(A) of Part I of this Form 10-K.

     Item 11.  EXECUTIVE COMPENSATION

         Information regarding the Registrant's compensation of its executive officers and directors is incorporated herein by reference to the sections of the Proxy Statement entitled "Proposal 1 -Election of Directors" and "Executive Compensation".

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

                                    PART IV

     Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   The following documents are filed as part of this Report:

               1. Financial Statements. The following financial statements and the report of the Registrant's independent auditors thereon, are filed herewith.

                   -  Independent Auditors' Report

                   -  Consolidated Balance Sheets at June 30, 1996 and 1997

                   - Consolidated Statements of Earnings for the years ended June 30, 1995, 1996 and 1997

                   - Consolidated Statements of Stockholders' Equity for the years ended June 30, 1995, 1996 and 1997

                   - Consolidated Statements of Cash Flows for the years ended June 30, 1995, 1996 and 1997

                   -  Notes to Consolidated Financial Statements

               2.  Financial Statement Schedules.

                   -  Schedules:

                      Schedule                          Description
                                              ---------------------------------
                         II                   Valuation and Qualifying Accounts


                   Schedules other than the Schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

               3.  Exhibits Incorporated by Reference or Filed with this Report.


Exhibit
Number                                Description
- ------   -----------------------------------------------------------------------
3.1      Certificate of Incorporation, as amended, of Southern Electronics
         Corporation (the "Registrant").(1)

3.2      Amended and Restated By-Laws of the Registrant.(2)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.

4.2      Form of Rights Agreement, dated as of October 31, 1996 between the
         Registrant and National City Bank (3)

10.1     Form of Lease Agreement dated as of January 1, 1991 between Royal Park
         Registrant and SED International, Inc. (Formerly Southern Electronics
         Distributors, Inc.) ("SED International")(4)

10.2     Lease Agreement dated May 16, 1990 between The Equitable Life
         Assurance Society of the United States and SED International(5), as amended March 20, 1992.(6)


Exhibit
Number                                Description
- ------   -----------------------------------------------------------------------
10.3     Lease Agreement dated September 16, 1989 between Industrial
         Distribution Group, Inc.  and SED International(7), as amended August
         19, 1991.(8)

10.4     Lease Agreement dated January 15, 1992 between SED International and
         RW Building One Associates.(9)

10.5     Southern Electronics Corporation 1986 Stock Option Plan dated
         September 3, 1986, together with related forms of Incentive Stock
         Option Agreement and NonQualified Stock Option Agreement.(10)/*/

10.6     Form of First Amendment dated September 14, 1989 to Southern
         Electronics Corporation 1986 Stock Option Plan.(11)/*/

10.7     Second Amendment dated November 7, 1989 to Southern Electronics
         Corporation 1996 Stock Option Plan.(12)/*/

10.8     Third Amendment dated July 17, 1992 to Southern Electronics
         Corporation 1986 Stock  Option Plan.(13)/*/

10.9 Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(14)/*/

10.10    First Amendment dated November 7, 1989 to Southern Electronics
         Corporation 1988 Restricted Stock Plan.(15)/*/

10.11    Second Amendment dated July 17, 1992 to Southern Electronics
         Corporation 1988 Restricted Stock Plan.(16)/*/

10.12 Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement. (17) /*/

10.13    First Amendment dated July 17, 1992 to Southern Electronics
         Corporation 1991 Stock Option Plan.(18)/*/

10.14    Second Amendment dated August 30, 1996 to Southern Electronics
         Corporation 1991 Stock Option Plan.(19)

10.17    Form of NonQualified Stock Option Agreement dated as of August 28,
         1992 between the Registrant and Cary Rosenthal.(20)/*/

10.18    Form of NonQualified Stock Option Agreement dated as of August 28,
         1992 between the Registrant and G. William Speer.(21)/*/


Exhibit
Number                                Description
- ------   -----------------------------------------------------------------------
10.19    Employment Agreements dated November 7, 1989, between the Registrant,
         SED International and each of Gerald Diamond and Jean Diamond (22)/*/, each as amended by form of Amendment No. 1 dated September 24,
         1991.(23)/*/

10.20 SED International, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and Savings Plan Adoption
         Agreement.(24)/*/

10.21 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and SED International.(25)/*/

10.22 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and the Registrant.(26)

10.23    Lease Agreement dated November 1992 between H.G. Pattillo and
         Elizabeth M. Pattillo and SED International.(27)

10.24    Lease Agreement dated August 9, 1993 between New World Partners Joint
         Venture and SED International and Addendum I thereto ("NWPJV Lease").
         (28)

10.25    Second Addendum to NWPJV Lease dated January 10, 1996 among New World
         Partners Joint Venture, New World Partners Joint Venture Number Two and SED International. (29)

10.26    Third Addendum to NWPJV Lease dated July 24, 1996 between New World
         Partners Joint Venture Number Two and SED International. (30)

10.27    Amendment to Lease for 4775 N. Royal Atlanta Drive.(31)

10.28 Form of NonQualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and Cary Rosenthal (see Exhibit 10.17)./*/

10.29 Form of NonQualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and G. William Speer (see Exhibit 10.18)./*/

10.30    Form of NonQualified Stock Option Agreement, dated as of September 13,
         1994 between the Registrant and Cary Rosenthal (see Exhibit 10.18)./*/

10.31    Form of NonQualified Stock Option Agreement dated as of September 13,
         1994 between the Registrant and G. William Speer (see Exhibit
         10.18)./*/

10.32    Form of NonQualified Stock Option Agreement for Directors.(32)

10.34    1995 Formula Stock Option Plan, together with related form of
         NonQualified Stock Option Agreement.(33)


Exhibit
Number                                Description
- ------   -----------------------------------------------------------------------
10.35    Agreement and Plan of Reorganization dated December 14, 1995, among
         USC Acquisition Corporation, U.S.  Computer of North America, Inc.
         and David Steiner.(34)

10.36    Adoption Agreement for Swerdlin & Registrant Regional Prototype
         Standardized 401(k) Profit Sharing Plan and Trust, as amended. (35)

10.37    Third Amendment dated September 12, 1996 to the Southern Electronics
         Corporation Stock Option Plan (36)

10.38    Industrial Real Estate Lease (Multi-Tenant Facility) dated as of March
         6, 1997, between Majestic Realty Co. and Patrician Associates, Inc., as landlord (the "Landlord"), and SED International, as Tenant, together with Option to Extend Term dated as of March 26, 1997, between the Landlord and SED International, as Tenant.  (37)

10.39    Asset Purchase Agreement dated as of June 27, 1997, between SED
         International and Globelle, Inc.  (38)

10.40    Lease Agreement made August 11, 1997, between Gwinnett Industries,
         Inc. And SED International.+

10.41 Amended and Restated Credit Agreement dated as of August 13, 1997 among the Registrant and SED International, as Borrowers, Wachovia
         Bank, N.A. and National City Bank of Columbus, as Banks, and Wachovia
         Bank, N.A., as Agent.+

11.1     Statement regarding computation of per share earnings.+

21       Subsidiaries of the Registrant.(39)

23       Independent Auditors' Consent.+

24       Power of Attorney.  See signature page to this Registration Statement.

27       Financial Data Schedule.+

- --------------------
+  Filed herewith.
/*/Management contract or compensatory plan or arrangement with one or more directors or executive officers.


(1)        Incorporated herein by reference to exhibit 3.1 to Registrant's
           Annual Report on Form 10K for the fiscal year ended June 30, 1995
           (SEC File No. 016345)(the "1995 Form 10K").

(2) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement ("Registration Statement") on
           Form S1, filed September 5, 1986 (Reg. No. 338494).

(3)        Incorporated herein by reference to Exhibit 7 to the Registrant's
           Current Report on Form 8-K dated October 30, 1996.

(4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10K for the fiscal year ended
           June 30, 1991 (SEC File No. 016345) ("1991 Form 10K").

(5)        Incorporated herein by reference to exhibit 10.8 to Registrant's
           Annual Report on Form 10K for the fiscal year ended June 30, 1990
           (SEC File No. 016345) ("1990 Form 10K").

(6)        Incorporated herein by reference to exhibit 10.5 to Registrant's
           Annual Report on Form 10K for the fiscal year ended June 30, 1992
           (SEC File No. 016345) ("1992 Form 10K").

(7)        Incorporated herein by reference to exhibit 10.9 to Registrant's
           1990 Form 10K.

(8)        Incorporated herein by reference to exhibit 10.6 to Registrant's
           Registration Statement.

(9)        Incorporated herein by reference to exhibit 10.7 to Registrant's
           1992 Form 10K.

(10)       Incorporated herein by reference to exhibit 10.12 to Registrant's
           Registration Statement.

(11)       Incorporated herein by reference to exhibit 10.22 to Registrant's
           Annual Report on Form 10K for the fiscal year ended June 30, 1988
           (SEC File No. 016345).

(12)       Incorporated herein by reference to exhibit 10.25 to Registrant's
           1990 Form 10K.

(13)       Incorporated herein by reference to exhibit 10.12 to Registrant's
           1992 Form 10K.

(14)       Incorporated herein by reference to exhibit 10.21 to Registrant's
           Annual Report on Form 10K for the fiscal year ended June 30, 1988
           (SEC File No. 016345).

(15)       Incorporated herein by reference to exhibit 10.26 to Registrant's
           1990 Form 10K.

(16)       Incorporated herein by reference to exhibit 10.15 to Registrant's
           1992 Form 10K.

(17) Incorporated herein by reference to Annex A to Registrant's definitive Supplemental Proxy Statement dated October 18, 1991 (SEC
           File No. 016345).


(18)       Incorporated herein by reference to exhibit 10.17 to Registrant's
           1992 Form 10K.

(19)       Incorporated herein by reference to Appendix A to Registrant's Proxy
           Statement pertaining to Registrant's 1995 Annual Meeting of
           Stockholders dated October 1, 1995 (SEC File No. 016345).

(20)       Incorporated herein by reference to exhibit 10.18 to Registrant's
           1992 Form 10K.

(21)       Incorporated herein by reference to exhibit 10.19 to Registrant's
           1992 Form 10K.

(22)       Incorporated herein by reference to Exhibit 6(a) to Registrant's
           Quarterly Report on Form 10Q for the quarterly period ended December
           31, 1989 (SEC File No. 016345).

(23)       Incorporated herein by reference to exhibit 10.13 to Registrant's
           1991 Form 10K.

(24)       Incorporated herein by reference to exhibit 10.15 to Registrant's
           1991 Form 10K.

(25)       Incorporated herein by reference to exhibit 10.16 to Registrant's
           1991 Form 10K.

(26)       Incorporated herein by reference to Registrant's 1995 Form 10K.

(27)       Incorporated herein by reference to exhibit 10.24 to Registrant's
           Annual Report on Form 10K for the fiscal year ended June 30, 1993
           (SEC File No. 016345) ("1993 Form 10K").

(28)       Incorporated herein by reference to exhibit 10.25 to Registrant's
           1993 Form 10K.

(29)       Incorporated herein by reference to Exhibit 10.32 to Registrant's
           Annual Report on Form l0K for the fiscal year ended June 30, 1996
           (SEC File No. 016345) ("1996 Form 10K")

(30)       Incorporated herein by reference to exhibit 10.33 to Registrant's
           1996 Form 10K.

(31)       Incorporated herein by reference to exhibit 10.26 to Registrant's
           1995 Form 10K.

(32)       Incorporated herein by reference to exhibit 10.29 to Registrant's
           1995 Form 10K.

(33)       Incorporated herein by reference to Appendix B to Registrant's Proxy
           Statement pertaining to Registrant's 1995 Annual Meeting of
           Stockholders dated October 1, 1995 (SEC File No. 016345).

(34)       Incorporated herein by reference to Exhibit 2 to Registrant's
           Current Report on Form 8K filed with the SEC on December 28, 1995
           (SEC File No. 016345).

(35)       Incorporated herein by reference to Exhibit 10.41 to Registrant's
           1996 Form 10K.

(36)       Incorporated herein by reference to Appendix A to Registrant's Proxy
           Statement pertaining to Registrant's 1996 Annual Meeting of
           Stockholders dated October 1, 1996 (SEC File No. 016345).


(37)       Incorporated herein by reference to Exhibit 10.2 to the Registrant's
           Quarterly Report on Form 10-Q for the quarterly period ended March
           31, 1997.  (SEC File No. 016345)

(38) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 27, 1997.

(39)       Incorporated herein by reference to exhibit 21 to Registrant's 1993
           Form 10K.

(b)        Reports on Form 8K.

           No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1997.

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Independent Auditors' Report.............................................. F-2
Consolidated Balance Sheets as of June 30, 1996 and 1997.................. F-3
Consolidated Statements of Earnings for the years ended June 30, 1995,
 1996 and 1997............................................................ F-4
Consolidated Statements of Stockholders' Equity for the years ended June
 30, 1995, 1996 and 1997.................................................. F-5
Consolidated Statements of Cash Flow for the years ended June 30, 1995,
 1996 and 1997............................................................ F-6
Notes to Consolidated Financial Statements................................ F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors
Southern Electronic Corporation

We have audited the accompanying consolidated balance sheets of Southern Electronics Corporation and subsidiary as of June 30, 1996 and 1997 and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three years in the period ended June 30, 1997. Our audits also included the financial statement schedule listed in the Index at item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Southern Electronics Corporation and subsidiary as of June 30, 1996 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP




Atlanta, Georgia
August 13, 1997

                        SOUTHERN ELECTRONICS CORPORATION
                                 AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                            JUNE 30,
                                                    --------------------------
                                                        1996          1997
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents......................... $    662,000  $    783,000
 Trade accounts receivable, less allowance for
  doubtful accounts of $1,141,000 (1996) and
  $1,102,000 (1997)................................   44,621,000    55,745,000
 Inventories.......................................   72,501,000   112,813,000
 Deferred income taxes.............................    1,230,000     1,223,000
 Other current assets..............................      527,000     1,219,000
                                                    ------------  ------------
    Total current assets...........................  119,541,000   171,783,000
PROPERTY AND EQUIPMENT--Net........................    4,341,000     6,469,000
INTANGIBLES--Net...................................    7,423,000    19,077,000
                                                    ------------  ------------
                                                    $131,305,000  $197,329,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Trade accounts payable............................ $ 75,508,000  $ 88,070,000
 Income taxes payable..............................      695,000           --
 Accrued and other current liabilities.............    2,842,000     4,363,000
                                                    ------------  ------------
    Total current liabilities......................   79,045,000    92,433,000
REVOLVING BANK DEBT................................   10,610,000    56,000,000
COMMITMENTS (Note 6)
STOCKHOLDERS' EQUITY:
 Preferred stock, $1.00 par value; 129,500 shares
  authorized, none issued..........................
 Common stock, $.01 par value; 25,000,000 shares
  authorized, 7,444,712 (1996) and 7,522,786 (1997)
  shares issued....................................       74,000        75,000
 Additional paid-in capital........................   12,204,000    12,719,000
 Retained earnings.................................   31,190,000    39,095,000
 Treasury stock at cost, 125,590 (1996) and 325,590
  (1997) shares....................................   (1,390,000)   (2,715,000)
 Prepaid compensation--stock awards................     (428,000)     (278,000)
                                                    ------------  ------------
    Total stockholders' equity.....................   41,650,000    48,896,000
                                                    ------------  ------------
                                                    $131,305,000  $197,329,000
                                                    ============  ============

See notes to consolidated financial statements.

                        SOUTHERN ELECTRONICS CORPORATION
                                 AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF EARNINGS

                                                  YEAR ENDED JUNE 30,
                                         --------------------------------------
                                             1995         1996         1997
                                         ------------ ------------ ------------
NET SALES............................... $398,753,000 $468,298,000 $646,336,000
COST OF SALES, including buying and
 occupancy expenses.....................  370,548,000  438,837,000  607,437,000
                                         ------------ ------------ ------------
GROSS PROFIT............................   28,205,000   29,461,000   38,899,000
SELLING, GENERAL, AND ADMINISTRATIVE
 EXPENSES...............................   19,104,000   19,493,000   23,941,000
                                         ------------ ------------ ------------
OPERATING INCOME........................    9,101,000    9,968,000   14,958,000
INTEREST EXPENSE--Net...................      688,000      902,000    2,128,000
                                         ------------ ------------ ------------
EARNINGS BEFORE INCOME TAXES............    8,413,000    9,066,000   12,830,000
INCOME TAXES............................    3,191,000    3,516,000    4,925,000
                                         ------------ ------------ ------------
NET EARNINGS............................ $  5,222,000 $  5,550,000 $  7,905,000
                                         ============ ============ ============
NET EARNINGS PER COMMON SHARE........... $       0.74 $       0.76 $       1.04
WEIGHTED AVERAGE NUMBER OF COMMON AND
 COMMON EQUIVALENT SHARES OUTSTANDING...    7,069,000    7,280,000    7,634,000

See notes to consolidated financial statements.

                        SOUTHERN ELECTRONICS CORPORATION
                                 AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                            COMMON STOCK                                TREASURY STOCK
                          ------------------ ADDITIONAL               -------------------    PREPAID
                                       PAR     PAID-IN     RETAINED                        COMPENSATION
                           SHARES     VALUE    CAPITAL     EARNINGS   SHARES     COST      STOCK AWARDS
                          ---------  ------- -----------  ----------- ------- -----------  ------------
BALANCE--June 30, 1994..  7,063,947  $71,000 $10,127,000  $20,418,000 105,304 $(1,268,000)  $      --
 Stock awards issued to
  employees.............     54,500              294,000                                     (294,000)
 Amortization of stock
  awards................                                                                       23,000
 Stock options exer-
  cised.................      4,045
 Tax benefit of stock
  awards and options....                         162,000
 Stock awards canceled..     (1,000)              (4,000)                                       4,000
 Treasury stock pur-
  chased................                                               20,286    (122,000)
 Net earnings...........                                    5,222,000
                          ---------  ------- -----------  ----------- ------- -----------   ---------
BALANCE--June 30, 1995..  7,121,492   71,000  10,579,000   25,640,000 125,590  (1,390,000)   (267,000)
 Stock awards issued to
  employees.............     47,500              261,000                                     (261,000)
 Amortization of stock
  awards................                                                                       95,000
 Stock awards canceled..     (3,500)             (18,000)                                       5,000
 Stock options exer-
  cised.................      4,220                2,000
 Tax benefit of stock
  awards and options....                           8,000
 Stock issued in acqui-
  sition................    275,000    3,000   1,372,000
 Net earnings...........                                    5,550,000
                          ---------  ------- -----------  ----------- ------- -----------   ---------
BALANCE--June 30, 1996..  7,444,712   74,000  12,204,000   31,190,000 125,590  (1,390,000)   (428,000)
 Amortization of stock
  awards................                                                                      122,000
 Stock awards canceled..     (5,000)             (28,000)                                      28,000
 Stock options exer-
  cised.................     83,074    1,000     396,000
 Tax benefit of stock
  awards and options....                         147,000
 Treasury stock pur-
  chased................                                              200,000  (1,325,000)
 Net earnings...........                                    7,905,000
                          ---------  ------- -----------  ----------- ------- -----------   ---------
BALANCE--June 30, 1997..  7,522,786  $75,000 $12,719,000  $39,095,000 325,590 $(2,715,000)  $(278,000)
                          =========  ======= ===========  =========== ======= ===========   =========

See notes to consolidated financial statements.

                        SOUTHERN ELECTRONICS CORPORATION
                                 AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                YEAR ENDED JUNE 30,
                                       ----------------------------------------
                                           1995          1996          1997
                                       ------------  ------------  ------------
OPERATING ACTIVITIES:
 Net earnings........................  $  5,222,000  $  5,550,000  $  7,905,000
 Adjustments to reconcile net
  earnings to net cash provided by
  (used in) operating activities:
  Depreciation and amortization......       569,000     1,168,000     1,731,000
  Compensation-stock awards..........        23,000        95,000       122,000
  Provision for losses on accounts
   receivable........................     1,143,000     1,642,000     1,391,000
  Changes in assets and liabilities,
   net of effects of acquired
   business in fiscal 1996:
   Trade accounts receivable.........    (7,709,000)  (15,923,000)  (12,515,000)
   Inventories.......................   (14,716,000)  (17,840,000)  (40,312,000)
   Deferred income taxes.............       492,000       (86,000)        7,000
   Other current assets..............      (108,000)       16,000      (692,000)
   Trade accounts payable............     4,482,000    27,389,000    12,562,000
   Income taxes payable..............        63,000     1,174,000      (695,000)
   Accrued and other current liabili-
    ties.............................       536,000    (1,012,000)    1,521,000
                                       ------------  ------------  ------------
    Net cash provided by (used in)
     operating activities............   (10,003,000)    2,173,000   (28,975,000)
INVESTING ACTIVITIES:
 Purchase of equipment...............    (1,488,000)   (1,398,000)   (3,521,000)
 Purchase of business, net of cash
  acquired...........................                     (21,000)
 Purchase of distribution rights.....                               (11,992,000)
                                       ------------  ------------  ------------
    Net cash used in investing activ-
     ities...........................    (1,488,000)   (1,419,000)  (15,513,000)
FINANCING ACTIVITIES:
 Revolving bank debt net proceeds
  (payments).........................    11,500,000      (892,000)   45,390,000
 Proceeds from issuance of common
  stock..............................                       2,000       397,000
 Tax benefit from stock awards and
  options............................       162,000         8,000       147,000
 Purchase of treasury stock..........      (122,000)                 (1,325,000)
                                       ------------  ------------  ------------
    Net cash provided by (used in)
     financing activities............    11,540,000      (882,000)   44,609,000
                                       ------------  ------------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.........................        49,000      (128,000)      121,000
CASH AND CASH EQUIVALENTS:
 Beginning of year...................       741,000       790,000       662,000
                                       ------------  ------------  ------------
 End of year.........................  $    790,000  $    662,000  $    783,000
                                       ============  ============  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
 INFORMATION:
 Cash paid during the year for:
  Interest...........................  $    688,000  $    881,000  $  2,167,000
  Income taxes.......................     2,473,000     2,770,000     5,257,000

See notes to consolidated financial statements.

                       SOUTHERN ELECTRONICS CORPORATION
                                AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          AS OF AND FOR THE YEARS ENDED JUNE 30, 1995, 1996 AND 1997

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation--The consolidated financial statements include the accounts of Southern Electronics Corporation and its wholly owned subsidiary, SED International, Inc. (formerly Southern Electronics Distributors, Inc.) (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

Description of Business--The Company is an international wholesale distributor of microcomputers, computer peripheral products and wireless telephone products, serving value-added resellers and dealers.

Use of Estimates--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents--Cash equivalents are short-term investments purchased with a maturity of three months or less.

Inventories--Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $34,500,000 at June 30, 1996 and $36,200,000 at June 30, 1997.

Property and Equipment--Property and equipment are recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives, five to seven years, of the related assets or the lease term, whichever is shorter.

Intangible Assets--Intangible assets consist primarily of goodwill, distribution rights, and noncompete agreements. Goodwill represents the excess of the cost of an acquired business over the fair value of net identifiable assets acquired and is amortized using the straight-line method principally over 30 years. Distribution rights are amortized using the straight-line method over 25 years. Noncompete agreements are amortized using the straight-line method over five years.

Impairment--The Company periodically reviews property and equipment and intangible assets for impairment based on judgments as to the future undiscounted cash flows from related operations.

Earnings Per Common Share--Earnings per common share have been calculated based on the weighted average number of common shares and common share equivalents (principally for stock options) outstanding during each period in accordance with Accounting Principles Board Opinion Number ("APB") 15.

Newly Issued Accounting Standards--In October 1995, Statement of Financial Accounting Standards Number ("SFAS") 123, "Accounting for Stock-Based Compensation," was issued. The adoption of the new recognition provisions for stock-based compensation expense included in SFAS 123 is optional; however, the pro forma effects on net income had the new recognition provisions been elected is required in financial statements. The Company will continue to follow the requirements of APB 25, "Accounting for Stock Issued to Employees," in its accounting for employee stock options; therefore, the adoption of SFAS 123 had no impact on the Company's results of operations. The Company adopted the new disclosure requirements of SFAS 123 in fiscal 1997.

  SFAS 128, "Earnings Per Share," is effective for both interim and annual periods ending after December 15, 1997. This Statement simplifies the standards for computing earnings per share ("EPS") previously found in APB 15. Presentation of basic and diluted EPS on the income statement will be required. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company will adopt this Statement in the second quarter of fiscal 1998. Basic EPS on a pro forma basis for the years ended June 30, 1995, 1996, and 1997 would be $.75, $.77, and $1.10 respectively. Diluted EPS on a pro forma basis for each of the three years ended June 30, 1997 would be approximately equal to EPS as reflected in the accompanying consolidated statements of earnings.
  SFAS 130, "Reporting Comprehensive Income," and 131 "Disclosures about Segments of an Enterprise and Related Information," are effective for fiscal periods beginning after December 15, 1997 with early adoption permitted. The Company is evaluating the effects these statements will have on its financial reporting and disclosures. The statements will have no effect on the Company's consolidated results of operations or financial position.

Reclassifications--Certain prior year amounts have been reclassified for comparative purposes.

2. ACQUISITIONS

  Distribution Rights--On June 30, 1997, as a result of a transaction with Globelle, Inc., a wholesale distributor of microcomputers and related products, the Company acquired certain domestic distribution rights (principally for certain Hewlett-Packard products) and equipment for $12,992,000 in cash. The Company is obligated to pay Globelle up to an additional $1,350,000 if the Company receives certain other domestic distribution rights by June 1998.

  Business--In December 1995, the Company acquired substantially all of the assets and assumed certain liabilities of U.S. Computer of North America, Inc., a distributor of Hewlett-Packard computer products in Latin America, for approximately $2,640,000, consisting of 275,000 shares of common stock valued at $1,375,000 and cash of $1,265,000. Liabilities assumed in this acquisition aggregated $11,250,000. This acquisition has been accounted for using the purchase method of accounting. Goodwill arising from this acquisition is being amortized using the straight-line method over 30 years. The operating results of the acquired business are included in the Company's consolidated statements of earnings from the date of acquisition.

  The following unaudited pro forma consolidated financial information gives effect to this acquisition as if the transaction had occurred as of July 1, 1994. The pro forma consolidated information is not necessarily indicative of the results that would have been reported had the acquisition occurred on such date, nor is it indicative of the Company's future operations.

                                                         YEAR ENDED JUNE 30,
                                                      -------------------------
                                                          1995         1996
                                                      ------------ ------------
Net sales............................................ $449,972,000 $494,227,000
Net earnings.........................................    3,036,000    5,864,000
Net earnings per common share........................         0.41         0.79

  Special Charge--During the year ended June 30, 1995, the Company incurred $452,000 of expenses in connection with an attempted merger. These expenses were recorded as a special charge in that year when the related merger discussions were terminated.

3. LONG-TERM ASSETS

  Long-term assets are comprised of the following:

                                                                JUNE 30,
                                                         ----------------------
                                                            1996       1997
                                                         ---------- -----------
PROPERTY AND EQUIPMENT
 Furniture and equipment................................ $5,587,000 $ 8,389,000
 Leasehold improvements.................................  1,154,000   1,387,000
 Other..................................................    216,000     279,000
                                                         ---------- -----------
                                                          6,957,000  10,055,000
 Less accumulated depreciation..........................  2,616,000   3,586,000
                                                         ---------- -----------
                                                         $4,341,000 $ 6,469,000
                                                         ========== ===========
INTANGIBLES
 Distribution rights.................................... $      --  $11,992,000
 Goodwill...............................................  7,243,000   7,243,000
 Non-compete agreements.................................    500,000     500,000
                                                         ---------- -----------
                                                          7,743,000  19,735,000
 Less accumulated amortization..........................    320,000     658,000
                                                         ---------- -----------
                                                         $7,423,000 $19,077,000
                                                         ========== ===========

  Amortization expense of intangibles was $12,000, $188,000, and $338,000, in the years ended June 30, 1995, 1996, and 1997, respectively.

4. REVOLVING BANK DEBT

  The Company and SED International have an agreement with two banks, amended and restated in August 1997, for a $100 million revolving credit facility. At June 30, 1997, the Company had borrowings of $56,000,000 under the line and standby letters of credit of $1,350,000 leaving $42,650,000 available under the borrowing commitment. The Company may borrow at the prime rate offered by Wachovia Bank, N.A., 8.50% at June 30, 1997, or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Company pays a commitment fee of 1/4% of the unused loan commitment. The credit facility is secured by accounts receivable and inventories, requires maintenance of certain minimum working capital and other financial ratios, and has certain dividend restrictions. This agreement expires in August 2000.

  The carrying value of revolving bank debt at June 30, 1997 approximates its fair value based on interest rates that are believed to be available to the Company for debt with similar provisions.

5. INCOME TAXES

  Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's current deferred tax assets are as follows:

                                                                JUNE 30,
                                                          ---------------------
                                                             1996       1997
                                                          ---------- ----------
Reserves not currently deductible........................ $  573,000 $  789,000
Inventory valuation......................................    438,000    468,000
Other....................................................    219,000    (34,000)
                                                          ---------- ----------
                                                          $1,230,000 $1,223,000
                                                          ========== ==========

  Components of income tax expense are as follows:

                                                    YEAR ENDED JUNE 30,
                                              ----------------------------------
                                                 1995        1996        1997
                                              ----------  ----------  ----------
Current:
 Federal..................................... $3,280,000  $3,416,000  $4,380,000
 State.......................................    403,000     420,000     538,000
                                              ----------  ----------  ----------
                                               3,683,000   3,836,000   4,918,000
Deferred (Benefit):
 Federal.....................................   (426,000)   (280,000)      6,000
 State.......................................    (66,000)    (40,000)      1,000
                                              ----------  ----------  ----------
                                                (492,000)   (320,000)      7,000
                                              ----------  ----------  ----------
                                              $3,191,000  $3,516,000  $4,925,000
                                              ==========  ==========  ==========

  Income tax benefits relating to the exercise of employee stock awards and options reduce taxes currently payable and are credited to additional paid-in capital. Such amounts approximated $162,000, $8,000, and $147,000 for fiscal 1995, 1996, and 1997, respectively.

  The Company's effective tax rates differ from statutory rates as follows:

                                                                 YEAR ENDED
                                                                  JUNE 30,
                                                               ----------------
                                                               1995  1996  1997
                                                               ----  ----  ----
Statutory federal rate........................................ 34.0% 34.0% 34.2%
State income taxes net of federal income tax benefit..........  3.6   3.7   3.3
Non-deductible goodwill amortization..........................  0.1   1.5   1.9
Other.........................................................  0.2  (0.4) (1.0)
                                                               ----  ----  ----
                                                               37.9% 38.8% 38.4%
                                                               ====  ====  ====

6. LEASE OBLIGATIONS

  SED International leases its main office facility under an operating lease with an entity owned by certain minority stockholders of the Company. The lease currently provides for an annual rent of $176,000 through October 1999, subject to escalation based upon periodic increases in the Consumer Price Index.

  The Company leases additional distribution center and sales office space under operating leases. Rent expense under all operating leases for the years ended June 30, 1995, 1996, and 1997 was $565,000, $663,000, and $949,000,
respectively.

  As of June 30, 1997, the future minimum rental commitments under noncancelable operating leases are:

1998................................................................. $1,109,000
1999.................................................................  1,001,446
2000.................................................................    675,000
2001.................................................................    523,000
2002.................................................................    168,000
                                                                      ----------
                                                                      $3,476,446
                                                                      ==========

7. STOCKHOLDERS' EQUITY

  Stock Options--The Company maintains stock option plans under which 1,548,552 shares of common stock have been reserved at June 30, 1997 for outstanding and future incentive and non-qualified stock option grants to officers and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Non-qualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 33.3% per year. Upon the occurrence of a "change of control" (as defined), all outstanding options become immediately exercisable.

  Stock option activity and related information under these plans is as follows:

                                                                        WEIGHTED
                                                                        AVERAGE
                                                                        EXERCISE
                                                              SHARES     PRICE
                                                             ---------  --------
Shares under options June 30, 1994..........................   835,765   $5.04
 Granted....................................................   127,450    5.45
 Exercised..................................................    (4,045)   0.55
 Canceled...................................................   (79,575)   5.42
                                                             ---------
Shares under options June 30, 1995..........................   879,595    5.09
 Granted....................................................   369,950    5.62
 Exercised..................................................    (4,220)   0.54
 Canceled...................................................   (49,725)   5.63
                                                             ---------
Shares under options June 30, 1996.......................... 1,195,600    5.24
 Granted....................................................   401,200    8.21
 Exercised..................................................   (83,074)   4.77
 Canceled...................................................   (85,940)   6.67
                                                             ---------
Shares under options June 30, 1997.......................... 1,427,786    6.02
                                                             =========

  Additionally, since 1992, the Board of Directors has granted non-qualified options to purchase 113,000 shares of common stock to certain directors of the Company at exercise prices ranging from $5.88 to $7.50 (their fair market value at date of grant). All options granted to directors of the Company are currently exercisable and expire ten years from the date of grant. No options have been exercised under such grants.

  The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 1997:


                      OUTSTANDING OPTIONS        EXERCISABLE OPTIONS
               --------------------------------- --------------------
                             WEIGHTED
                             AVERAGE    WEIGHTED
   RANGE OF                 REMAINING   AVERAGE              AVERAGE
   EXERCISE      NUMBER    CONTRACTUAL  EXERCISE   NUMBER    EXERCISE
    PRICES     OUTSTANDING LIFE (YEARS)  PRICE   EXERCISABLE  PRICE
   --------    ----------- ------------ -------- ----------- --------
 $4.89-$ 6.00   1,139,586      4.3       $5.33     873,396    $5.22
  7.50- 10.75     401,200      7.7        8.07      30,000     7.50


  Fair Value--The weighted average fair value of options granted in fiscal 1996 and 1997 was $1,049,000 and $1,787,000, respectively, using the Black-Scholes option pricing model with the following assumptions:

                                                                     1996  1997
                                                                     ----  ----
   Dividend yield...................................................  0.0%  0.0%
   Expected volatility.............................................. 49.3% 49.2%
   Risk free interest rate..........................................  6.0%  6.3%
   Expected life, in years..........................................  6.8   7.6

  Had compensation cost for grants under the Company's stock option plans in fiscal 1996 and 1997 been determined based on the fair value at grant consistent with the methods of SFAS 123, the Company's pro forma net earnings and net earnings per share would have been as follows:

                                                           YEAR ENDED JUNE 30,
                                                          ---------------------
                                                             1996       1997
                                                          ---------- ----------
Pro forma net earnings................................... $5,208,000 $7,128,000
Pro forma net earnings per share.........................       0.72       0.93

  Restricted Stock--In 1988, the Company's Board of Directors established a restricted stock plan which permits the granting of restricted stock awards to officers, key employees, and directors. At June 30, 1997, 5,491 shares of common stock are reserved for future issuance under this plan. The individual awards vest generally after three to five years. Restricted stock activity is as follows:

                                                         YEAR ENDED JUNE 30,
                                                        -----------------------
                                                         1995     1996    1997
                                                        -------  ------  ------
Shares of restricted stock beginning of year...........  69,634  53,500  97,500
 Issued................................................  54,500  47,500     --
 Vested................................................ (69,634)    --      --
 Canceled..............................................  (1,000) (3,500) (5,000)
                                                        -------  ------  ------
Shares of restricted stock end of year.................  53,500  97,500  92,500
                                                        =======  ======  ======

  The value of restricted stock awards is determined using the market price of the Company's common stock on the grant date and is amortized over the vesting period. The unamortized portion of such awards is deducted from stockholders' equity.

  Stockholder Rights Agreement--In October 1996, the Company adopted a stockholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of 12% or more of the Company's common stock or announces or commences a tender or exchange offer that could result in 12% ownership ("the Change Date"). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power and, until exercisable, no dilutive effect on net earnings per common share. The rights expire in October 2006 and are redeemable at the discretion of the Company's Board of Directors at $.01 per right.

8. EMPLOYEE BENEFIT PLAN

  SED International maintains a voluntary retirement benefit program, the Southern Electronics Distributors, Inc. 401(k) Plan. All employees of SED International who have attained the age of 21 are eligible to participate after completing one year of service. SED International matches a portion of employee contributions to the plan. Employees are immediately vested in their own contributions. Vesting in SED International's matching contributions are based on years of continuous service. SED International's matching contribution expense for the years ended June 30, 1995, 1996, and 1997 was $79,000, $76,000, and $90,000, respectively.

9. SIGNIFICANT VENDORS AND EXPORT SALES

  During the year ended June 30, 1995, the Company purchased approximately 15% of its inventory from one vendor. During the year ended June 30, 1996, the Company purchased approximately 32% of its inventory from two vendors. During the year ended June 30, 1997, the Company purchased approximately 43% of its inventory from three vendors.

  For the years ended June 30, 1995, 1996, and 1997 approximately 21%, 37%, and 45%, respectively, of the Company's net sales were to customers for export principally into Latin America.

SOUTHERN ELECTRONICS CORPORATION
AND SUBSIDIARY

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
- -------------------------------------------------------------------------------
[CAPTION]

              A                             B              C                D              E                F

                                        Balance at      Charged to                      Charged         Balance at
                                        Beginning       Costs and                       to Other           End
         Description                    of Period       Expenses        Deductions1     Accounts2       of Period
- ---------------------------------       ----------      ----------      -----------     ---------       ----------

Year ended June 30, 1995;
 allowance for doubtful accounts        $  664,000      $1,143,000      $  (962,000)                    $  845,000

Year ended June 30, 1996;
 allowance for doubtful accounts           845,000       1,642,000       (1,846,000)    $500,000         1,141,000

Year ended June 30, 1997;
 allowance for doubtful accounts         1,141,000       1,391,000       (1,430,000)                    $1,102,000


1 Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

2   Represents balances of acquired business.

                                  SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SOUTHERN ELECTRONICS CORPORATION

Date: September 5, 1997        By:  /s/ Larry G. Ayers
                                   -----------------------------------------
                                       Larry G. Ayers
                                       Vice President - Finance, Chief Financial
                                       Officer, Secretary and Treasurer


                               POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gerald Diamond, Ray D. Risner, and Larry G. Ayers and any of them as his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of Southern Electronics Corporation, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and other appropriate agencies, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 5th day of September, 1997.


                                         /s/ Gerald Diamond
                                       ----------------------------------------
                                       Gerald Diamond
                                       Chairman of the Board, Chief Executive
                                       Officer and Director
                                       (principal executive officer)

                                       /s/ Larry G. Ayers
                                       -----------------------------------------
                                       Larry G. Ayers
                                       Vice President - Finance, Chief Financial
                                       Officer, Secretary and Treasurer
                                       (principal financial and accounting
                                       officer)


                                       /s/ Stewart I. Aaron
                                       -----------------------------------------
                                       Stewart I. Aaron
                                       Director


                                       /s/ Ray D. Risner
                                       -----------------------------------------
                                       Ray D. Risner
                                       Director

                                       /s/ Cary Rosenthal
                                       -----------------------------------------
                                       Cary Rosenthal
                                       Director


                                       /s/ G. William Speer
                                       -----------------------------------------
                                       G. William Speer
                                       Director

                                       /s/ Mark Diamond
                                       -----------------------------------------
                                       Mark Diamond
                                       Director

                                 EXHIBIT INDEX

                                   FORM 10-K

10.40 Lease Agreement made August 11, 1997, between Gwinnett Industries, Inc. and SED International.

10.41 Amended and Restated Credit Agreement dated as of August 13, 1997 among the Registrant and SED International, as Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, as Banks and Wachovia Bank, N.A, as Agent.

11.1    Statement regarding computation of per share earnings.

23      Independent Auditors' Consent.

27      Financial Data Schedule.