Form 10-Q
period 1997-09-30
SED INTERNATIONAL HOLDINGS INC
filed 1997-11-14
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T


                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1997

                                  OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the transition period from              to

                   Commission File Number  0-16345

                   SED International Holdings, Inc.
         (FORMERLY KNOWN AS SOUTHERN ELECTRONICS CORPORATION)
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

At October 31, 1997, there were 10,263,188 shares of Common Stock, $.01 par value, outstanding.

                   SED International Holdings, Inc.
                            And Subsidiary

                                INDEX



                                                                    Page

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                 Condensed Consolidated Balance Sheets                 2
                 Condensed Consolidated Statements of Earnings         3
                 Condensed Consolidated Statements of Stockholders'
                   Equity                                              4
                 Condensed Consolidated Statements of Cash Flows       5
                 Notes to Condensed Consolidated Financial
                   Statements                                        6-7

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations    8-10

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                   11

         Item 2 - Changes in Securities                               11

         Item 3 - Default Upon Senior Securities                      11

         Item 4 - Submission of Matters to a Vote of Security
                   Holders                                            11

         Item 5 - Other Information                                   11

         Item 6 - Exhibits and Reports on Form 8-K                    11

  ITEM 1:  FINANCIAL STATEMENTS

                                            SED International Holdings, Inc.
                                                     And Subsidiary

                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                          September 30,       June 30,
                                                                                               1997             1997

                                                                                         (Unaudited)
                                   ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                           $  1,441,000      $    783,000
     Trade accounts receivable, net                                                        82,472,000        55,745,000
     Inventories                                                                          137,590,000       112,813,000
     Deferred income taxes                                                                  1,223,000         1,223,000
     Other current assets                                                                   2,394,000         1,219,000
                                                                                         ------------      ------------
               TOTAL CURRENT ASSETS                                                       225,120,000       171,783,000

PROPERTY AND EQUIPMENT, net                                                                 7,316,000         6,469,000

INTANGIBLES, net                                                                           19,192,000        19,077,000
                                                                                         ------------      ------------
                                                                                         $251,628,000      $197,329,000

        LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
     Trade accounts payable                                                               121,363,000        88,070,000
     Accrued liabilities                                                                    5,308,000         4,363,000
     Income taxes payable                                                                     311,000                --
                                                                                         ------------      ------------
               TOTAL CURRENT LIABILITIES                                                  126,982,000        92,433,000

REVOLVING BANK DEBT                                                                        74,000,000        56,000,000

STOCKHOLDERS' EQUITY:
     Preferred Stock
          129,500 shares authorized, none issued
     Common stock, $.01 par value; 100,000,000 shares
          authorized; 7,590,216 shares (September 30, 1997)
          and 7,522,786 shares (June 30, 1997) issued                                           76,000           75,000
     Additional paid-in capital                                                             13,098,000       12,719,000
     Retained earnings                                                                      40,504,000       39,095,000
     Treasury stock, at cost, 329,883 shares
     (September 30, 1997) and 325,590 shares
     (June 30, 1997)                                                                       (2,792,000)       (2,715,000)
     Prepaid compensation - stock awards                                                     (240,000)         (278,000)
                                                                                         ------------      ------------
                                                                                           50,646,000        48,896,000
                                                                                         ------------      ------------
                                                                                         $251,628,000      $197,329,000
                                                                                         ============      ============

                 SED International Holdings, Inc.
                          And Subsidiary

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)



                                                                       Three Months Ended
                                                                          September 30,
                                                                     1997             1996
  NET SALES                                                     $214,032,000      $160,114,000
  COST AND EXPENSES
   Including buying
     and occupancy expenses                                      202,425,000       151,113,000
   Selling, general, and administrative                            6,774,000         5,699,000
   Start-up expenses                                               1,400,000                --
                                                                ------------      ------------
                                                                 210,599,000       156,812,000
                                                                ------------      ------------
  OPERATING INCOME                                                 3,433,000         3,302,000

  INTEREST EXPENSE                                                 1,124,000           331,000

  EARNINGS BEFORE INCOME TAXES                                     2,309,000         2,971,000

  INCOME TAXES                                                       900,000         1,153,000
                                                                ------------      ------------

  NET EARNINGS                                                  $  1,409,000      $ 1,818,000
                                                                ============      ===========

  NET EARNINGS PER COMMON SHARE                                         $.18             $.24
                                                                        ====             ====
  WEIGHTED AVERAGE NUMBER OF COMMON AND
   COMMON EQUIVALENT SHARES OUTSTANDING                            7,940,000         7,480,000
                                                                ============      ============

                                            SED International Holdings, Inc.
                                                     And Subsidiary

                                            CONDENSED CONSOLIDATED STATEMENTS
                                                 OF STOCKHOLDERS' EQUITY
                                                       (Unaudited)




                                        Common Stock      Additional                                            Prepaid
                                                  Par       Paid-In       Retained        Treasury Stock      Compensation
                                      Shares     Value      Capital       Earnings      Shares     At Cost    Stock Awards

BALANCE, June 30, 1997              7,522,786   $75,000   $12,719,000   $39,095,000    325,590   $(2,715,000)  $ (278,000)

  Stock options exercised              69,430     1,000       390,000

  Amortization of stock awards                                                                                     27,000

  Stock awards cancelled               (2,000)                (11,000)                                             11,000

  Treasury stock purchased                                                               4,293       (77,000)

  Net earnings                                                            1,409,000
                                    ---------   -------   -----------   -----------    -------   -----------   ----------
BALANCE, September 30, 1997         7,590,216   $76,000   $13,098,000   $40,504,000    329,883   $(2,792,000)  $ (240,000)
                                    =========   =======   ===========   ===========    =======   ===========   ==========


    See notes to condensed consolidated financial statements.

                 SED International Holdings, Inc.
                          And Subsidiary

         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                                                 Three Months Ended
                                                                    September 30,
                                                               1997               1996
  OPERATING ACTIVITIES:
   Net earnings                                            $ 1,409,000         $ 1,818,000
   Adjustments to reconcile net earnings
      to net cash used in
      operating activities
    Depreciation and amortization                              457,000             364,000
    Compensation - stock awards                                 27,000              32,000
    Changes in assets and liabilities                      (18,046,000)        (18,284,000)
                                                           -----------        ------------
      Net cash used in
        operating activities                               (16,153,000)        (16,070,000)

  INVESTING ACTIVITIES:
   Purchases of equipment, net                              (1,304,000)           (765,000)
   Purchase of distribution rights                            (199,000)                 --
                                                           -----------        ------------
      Net cash used in investing activities                 (1,503,000)           (765,000)
                                                           -----------        ------------

  FINANCING ACTIVITIES:
   Borrowings under line of credit, net                     18,000,000          18,690,000
   Proceeds from issuance of common stock                      391,000                  --
   Purchase of treasury stock                                  (77,000)         (1,325,000)
                                                           -----------        ------------
      Net cash used in
        financing activities                                18,314,000          17,365,000
                                                           -----------        ------------

  NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                        658,000             530,000

  CASH AND CASH EQUIVALENTS, beginning of period               783,000             662,000
                                                           -----------        ------------

  CASH AND CASH EQUIVALENTS, end of period                 $ 1,441,000        $  1,192,000
                                                           ===========        ============

                 SED International Holdings, Inc.
                          And Subsidiary

  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Three Months  Ended September 30, 1997 and 1996



A.   Corporate Name Change:

     On November 12, 1997 Southern Electronics Corporation changed its corporate name to SED International Holdings, Inc. The stockholders of Southern Electronics Corporation approved the name change at the 1997 Annual Meeting of Stockholders held on November 11, 1997.

B.   Interim Financial Statements:

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and subsidiary (the "Company") have been pre-pared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended June 30, 1997.

C.   Start-up Expense:

     As a result of a transaction with Globelle, Inc. (Globelle) in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced sales people formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures and product offerings and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred start-up expenses during the fiscal quarter ended September 30, 1997 reflecting costs associated with the hiring of new sales people, opening new sales offices and other transition expenses.

D.   Subsequent Events:

     The Company completed a secondary stock offering of 3,000,000 primary shares of common stock effective on October 6, 1997 with proceeds to the Company of approximately $55,000,000 (before expenses).

     On November 11, 1997 the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance to 100,000,000 from 25,000,000.

E.   Newly Issued Accounting Standards:

     SFAS 128, "Earnings Per Share," is effective for both interim and annual periods ending after December 15, 1997. This statement simplifies the standards for computing earnings per share ("EPS") previously found in APB 15. Presentation of basic and diluted EPS on the income statement will be required. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under APB 15. The Company will adopt this Statement in the second quarter of fiscal 1998. Basic EPS on a pro forma basis for the quarters ended

     September 30, 1997 and 1996 would be $.19 and $.25, respectively. Diluted EPS on a pro forma basis for each of the quarters ended September 30, 1997 and 1996 would be approximately equal to EPS as reflected in the accompanying consolidated statements of earnings.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996

Net sales increased 33.7%, or $53.9 million, to $214.0 million in the first quarter ended September 30, 1997 compared to $160.1 million in the first quarter ended September 30, 1996. This growth resulted from an increase in both United States net sales and net sales to customers for export principally into Latin America. Sales of microcomputer products represented approximately 84.7% of the Company's first quarter ended September 30, 1997 net sales compared to 93.7% for the first quarter ended September 30, 1996. Sales of wireless telephone products accounted for approximately 15.3% of the Company's first quarter ended September 30, 1997 net sales compared to 6.3% for the first quarter ended September 30, 1996.

Gross profit increased 28.8%, or $2.6 million, to $11.6 million in the first quarter ended September 30, 1997 compared to $9.0 million in the first quarter ended September 30, 1996. Gross profit as a percentage of net sales decreased to 5.4% in the first quarter ended September 30, 1997 from 5.6% in the first quarter ended September 30, 1996. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to continued highly competitive pricing.

Selling, general and administrative expenses (excluding start up expenses) increased 18.9%, or $1.1 million, to $6.8 million in the first quarter ended September 30, 1997, compared to $5.7 million in the first quarter ended September 30, 1996. These expenses as a percentage of net sales decreased to 3.2% in the first quarter ended September 30, 1997 compared to 3.6% in the first quarter ended September 30, 1996. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople and expanded sales and distribution facilities. The percentage decrease in these expenses was primarily due to the Company's ability to control variable costs over a larger sales base.

As a result of a transaction with Globelle, Inc. (Globelle) in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced sales people formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures and product offerings and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred start-up expenses during the fiscal quarter ended September 30, 1997 reflecting costs associated with the hiring of new sales people, opening new sales offices and other transition expenses.

Net interest expense increased 239.6%, or $.8 million, to $1.1 million in the first quarter ended September 30, 1997 compared to $331,000 in the first quarter ended September 30, 1996. Interest expense as a percentage of net sales increased to 0.5% in the first quarter ended September 30, 1997 compared to 0.2% in the first quarter ended September 30, 1996. The increase in interest expense was primarily due to borrowing costs associated with funding increased levels of working capital.

Income tax expense was recorded at an effective annual rate of 39.0% in the first quarter ended September 30, 1997 compared to 38.8% in the first quarter ended September 30, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiary and relies on payments from its subsidiary to generate the funds necessary to meet its obligations. As the Company pursues its growth strategy and acquisition opportunities both in the Unites States and in Latin America, management believes that exchange controls in certain countries may limit the ability of the Company's present and future subsidiaries in those countries to make payments to the Company.

Operating activities used $16.2 million of cash in the first quarter ended September 30, 1997. The use of cash in the first quarter ended September 30, 1997 resulted primarily from increases of $26.7 million in accounts receivable and $24.8 million in inventory partially offset by net earnings of $1.4 million and a $33.3 million increase in accounts payable.

Investing activities used $1.5 million of cash in the first quarter ended September 30, 1997. The use of cash was primarily due to purchase of equipment.

Financing activities provided $18.0 million. These activities related primarily to borrowings and repayments under the Company's revolving credit facility.

The Company and SED International, Inc. are parties to a credit agreement, which provides for a secured line of credit of $100.0 million. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (8.50% at September 30, 1997) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of 0.25% of the unused commitment. The credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The credit agreement expires in August 2000. At September 30, 1997, the Company had principal borrowings of $74.0 million under the credit agreement at a weighted average interest rate of 8.55% per annum.

The Company received approximately $55 million (before expenses) on October 6, 1997 from a public stock offering of 3,000,000 primary shares of Common Stock. The net proceeds from this stock offering were used to reduce indebtedness under the Company's credit agreement.

In the event the Company seeks to grow more rapidly than presently contemplated, whether through internal growth or growth through acquisitions, the Company may need to seek additional financing, which financing may not be available to the Company on acceptable terms.

Management believes that the credit agreement together with vendor lines of credit, the proceeds from the recently completed public offering and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 1998. The credit agreement permits up to $30.0 million to be borrowed for the purpose of financing acquisitions, subject to a limitation of $15.0 million for any one acquisition, and further subject to compliance with the other terms of the credit agreement.

Forward-Looking Information

The matters discussed herein contain certain forward-looking statements that represent the Company's expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans. When used by or on behalf of the Company, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan," and similar expressions

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) as well as general economic conditions and industry trends, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisition on a favorable basis, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

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


                                       SED International Holdings, Inc.
                                            (Registrant)



  November 14, 1997                    /s/Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



  November 14, 1997                    /s/Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)

                          EXHIBIT INDEX



    Exhibit
    Number                   Description

      27                     Financial Data Schedule