Form 10-Q
period 1997-12-13
SED INTERNATIONAL HOLDINGS INC
filed 1998-02-13
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T

                 SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549

                             FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997

                                OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _______ to ________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes   X    No ______

At January 31, 1998, there were 10,421,220 shares of Common Stock, $.01 par value, outstanding.

                   SED International Holdings, Inc.
                           And Subsidiaries

                                INDEX



                                                                 Page

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                 Condensed Consolidated Balance Sheets              2
                 Condensed Consolidated Statements of Earnings 3 Condensed Consolidated Statements of Stockholders'
                   Equity                                           4
                 Condensed Consolidated Statements of Cash Flows 5 Notes to Condensed Consolidated Financial
                   Statements                                     6-7

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 8-11

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                12

         Item 2 - Changes in Securities                            12

         Item 3 - Default Upon Senior Securities                   12

         Item 4 - Submission of Matters to a Vote of Security
                   Holders                                         12

         Item 5 - Other Information                                12

         Item 6 - Exhibits and Reports on Form 8-K                 13

ITEM 1:  FINANCIAL STATEMENTS

                                            SED International Holdings, Inc.
                                                    And Subsidiaries

                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                     December 31,        June 30,
                      ASSETS                                                            1997               1997
                                                                                     (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                     $  2,309,000        $    783,000
     Trade accounts receivable, net                                                  79,232,000          55,745,000
     Inventories                                                                    141,824,000         112,813,000
     Deferred income taxes                                                            1,223,000           1,223,000
     Other current assets                                                             2,087,000           1,219,000
                                                                                   ------------        ------------
               TOTAL CURRENT ASSETS                                                 226,675,000         171,783,000

PROPERTY AND EQUIPMENT, net                                                           8,223,000           6,469,000

INTANGIBLES, net                                                                     20,112,000          19,077,000
                                                                                   ------------        ------------
                                                                                   $255,010,000        $197,329,000
                                                                                   ============        ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                        $105,359,000        $ 88,070,000
     Accrued liabilities                                                              5,931,000           4,363,000
     Income taxes payable                                                             1,489,000                  --
                                                                                   ------------        ------------
               TOTAL CURRENT LIABILITIES                                            112,779,000          92,433,000

REVOLVING BANK DEBT                                                                  33,000,000          56,000,000

STOCKHOLDERS' EQUITY:
     Preferred Stock
          129,500 shares authorized, none issued
     Common stock, $.01 par value; 100,000,000 shares
          authorized; 10,751,003 shares (December 31, 1997)
          and 7,522,786 shares (June 30, 1997) issued                                   108,000              75,000
     Additional paid-in capital                                                      69,065,000          12,719,000
     Retained earnings                                                               43,145,000          39,095,000
     Treasury stock, at cost, 329,883 shares
         (December 31, 1997) and 325,590 shares
         (June 30, 1997)                                                             (2,792,000)         (2,715,000)
     Prepaid compensation - stock awards                                               (295,000)           (278,000)
                                                                                   ------------        ------------
                                                                                    109,231,000          48,896,000
                                                                                   ------------        ------------
                                                                                   $255,010,000        $197,329,000
                                                                                   ============        ============

                                            SED International Holdings, Inc.
                                                    And Subsidiaries

                                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                       (Unaudited)


                                                   Three Months Ended                       Six Months Ended
                                                      December 31,                             December 31,
                                                 1997               1996                  1997              1996
  NET SALES                                  $215,772,000       $153,286,000          $429,804,000       $313,400,000

  COST AND EXPENSES
   Cost of sales including buying
     and occupancy expenses                   202,584,000        143,446,000           405,009,000        294,559,000
                                             ------------       ------------          ------------       ------------
   Gross Profit                                13,188,000          9,840,000            24,795,000         18,841,000
   Selling, general, and
     administrative expenses                    8,230,000          6,259,000            15,004,000         11,958,000
   Start-up expenses                                   --                 --             1,400,000                 --
                                             ------------       ------------          ------------       ------------

  OPERATING INCOME                              4,958,000          3,581,000             8,391,000          6,883,000

  INTEREST EXPENSE, NET                           624,000            424,000             1,748,000            755,000
                                             ------------       ------------          ------------       ------------
  EARNINGS BEFORE INCOME TAXES                  4,334,000          3,157,000             6,643,000          6,128,000

  INCOME TAXES                                  1,693,000          1,212,000             2,593,000          2,365,000
                                             ------------       ------------          ------------       ------------

 NET EARNINGS                                $  2,641,000       $  1,945,000          $  4,050,000       $  3,763,000
                                             ============       ============          ============       ============

 NET EARNINGS PER COMMON SHARE:
   Basic                                             $.26               $.27                  $.46               $.52
   Diluted                                            .25                .25                   .43                .49

 WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                       10,190,000          7,151,000             8,714,000          7,179,000
   Diluted                                     10,683,000          7,826,000             9,312,000          7,652,000


                                             SED International Holdings, Inc.
                                                     And Subsidiaries

                                            CONDENSED CONSOLIDATED STATEMENTS
                                                 OF STOCKHOLDERS' EQUITY
                                                       (Unaudited)



                                                                                                              Prepaid
                                Common Stock          Additional                                            Compensation
                                            Par        Paid-In         Retained        Treasury Stock          Stock
                              Shares       Value       Capital         Earnings    Shares         At Cost      Awards

BALANCE, June 30, 1997       7,522,786     $75,000    $12,719,000    $39,095,000    325,590     $(2,715,000)  $(278,000)

 Issuance of common stock
  net of offering costs      3,000,000      30,000     54,280,000

 Stock options exercised       144,698       2,000        947,000

 Amortization of stock
  awards                                                                                                         57,000

Stock awards issued              5,800                     85,000                                               (85,000)

Stock awards canceled           (2,000)                   (11,000)                                               11,000

Treasury stock purchased                                                              4,293         (77,000)

Issuance of common stock
 in business combination        79,719       1,000      1,045,000

Net earnings                                                           4,050,000
                             ---------     -------    -----------    -----------    -------     -----------   ---------
BALANCE, December 31, 1997  10,751,003    $108,000    $69,065,000    $43,145,000    329,883     $(2,792,000)  $(295,000)
                            ==========    ========    ===========    ===========    =======     ===========   =========






    See notes to condensed consolidated financial statements.
PAGE

                                           SED International Holdings, Inc.
                                                   And Subsidiaries

                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (Unaudited)



                                                                                         Six Months Ended
                                                                                           December 31,
                                                                                   1997                   1996

  OPERATING ACTIVITIES:
   Net earnings                                                                $ 4,050,000            $ 3,763,000
   Adjustments to reconcile net earnings
      to net cash used in
      operating activities
    Depreciation and amortization                                                1,245,000                754,000
    Compensation - stock awards                                                     57,000                 64,000
    Changes in assets and liabilities, net of
      effects of acquired business                                             (32,496,000)           (21,684,000)
                                                                               ------------           -----------
      Net cash used in
        operating activities                                                    (27,144,000)          (17,103,000)
                                                                               ------------           -----------

  INVESTING ACTIVITIES:
   Purchases of equipment, net                                                   (2,253,000)           (1,328,000)
   Purchase of business, net of cash acquired                                      (370,000)                   --
   Purchase of distribution rights                                                 (963,000)                   --
                                                                               ------------           -----------
      Net cash used in investing activities                                      (3,586,000)           (1,328,000)
                                                                               ------------           -----------

  FINANCING ACTIVITIES:
   Borrowings (payments) under line of credit, net                              (23,000,000)           20,390,000
   Proceeds from issuance of common stock, net                                   55,333,000               201,000
   Purchase of treasury stock                                                       (77,000)           (1,325,000)
                                                                               ------------           -----------
      Net cash provided by financing activities                                  32,256,000            19,266,000
                                                                               ------------           -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                       1,526,000               835,000

  CASH AND CASH EQUIVALENTS, beginning of period                                    783,000               769,000
                                                                               ------------           -----------

  CASH AND CASH EQUIVALENTS, end of period                                     $  2,309,000           $ 1,604,000
                                                                               ============           ===========

                     SED International Holdings, Inc.
                         And Subsidiaries

  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              Six Months Ended December 31, 1997 and 1996



A.   Corporate Name Change:

     On November 12, 1997, Southern Electronics Corporation changed its corporate name to SED International Holdings, Inc. The stockholders of Southern Electronics Corporation approved the name change at the 1997 Annual Meeting of Stockholders held on November 11, 1997.

B.   Interim Financial Statements:

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its subsidiaries (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the six (6) months ended December 31, 1997 are not necessarily indicative of the operating results for the full year.

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

C.   Purchase of Business:

     On November 30, 1997, the Company acquired the outstanding stock of Magna Distribuidora Ltda. (Magna), a distributor of computer peripherals and software products located in S o Paulo, Brazil for approximately $1,416,000, including $370,000 in expenses, consisting of 79,719 shares of the Company's common stock valued at $1,046,000 and $370,000 in cash. Of the 79,719 shares,
     54,039 are being held in escrow through November 30, 2002 subject to the indemnification provisions of the acquisition. The Company is also required to pay additional consideration through November 30, 1999 based on the net earnings of Magna, as defined. Such additional consideration, if paid, will be recognized as goodwill.

     This acquisition has been accounted for using the purchase method of accounting. Goodwill arising from this acquisition is being amortized using the straight-line method over 30 years. The operating results of the acquired business are included in the Company's consolidated statements of earnings from the date of acquisition.

D.   Start-up Expense:

     As a result of a transaction with Globelle, Inc. (Globelle) in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced sales people formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures, and product offerings, and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred start-up expenses principally during the first fiscal quarter ended September 30, 1997 reflecting costs associated with the hiring of new sales people, opening new sales offices and other transition expenses.

E.   Stockholders' Equity:

     The Company completed a secondary stock offering of 3,000,000 primary shares of common stock effective on October 6, 1997 with proceeds to the Company of $54,280,000, net of offering costs.

     On November 11, 1997 the Company's stockholders approved an increase in the number of shares of common stock authorized for issuance to 100,000,000 from 25,000,000.

F.   Earnings Per Share:

     Beginning with the quarter ended December 31, 1997, earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards Number ("SFAS") 128. All prior period EPS data has been restated to conform with SFAS 128. Under SFAS 128, presentation of basic and diluted EPS on the income statement is required. Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similarly to fully diluted EPS under Accounting Principles Board No. 15. For all periods presented, the Company's diluted EPS differs from basic EPS solely from the effect of dilutive stock options.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996

On November 30, 1997, the Company acquired the outstanding stock of Magna Distribuidora, Ltda. (Magna), a distributor of computer peripherals and software products located in S o Paulo, Brazil. The operating results of Magna for December 1997 were included in the consolidated results of operations for the quarter ended December 31, 1997 and were immaterial.

Net sales increased 40.8%, or $62.5 million, to $215.8 million in the second quarter ended December 31, 1997, compared to $153.3 million in the second quarter ended December 31, 1996. This growth resulted from an increase in both United States net sales and export net sales, principally into Latin America. Sales of microcomputer products represented approximately 86.6% of the Company's second quarter ended December 31, 1997 net sales compared to 92.2% for the second quarter ended December 31, 1996. Sales of wireless telephone products acounted for approximately 13.4% of the Company's second quarter ended December 31, 1997 net sales compared to 7.8% for the second quarter ended December 31, 1996.

Gross profit increased 34.0%, or $3.4 million, to $13.2 million in the second quarter ended December 31, 1997 compared to $9.8 million in the second quarter ended December 31, 1996. Gross profit as a percentage of net sales decreased to 6.1% in the second quarter ended December 31, 1997 from 6.4% in the second quarter ended December 31, 1996. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to continued highly competitive pricing.

Selling, general and administrative expenses increased 31.5%, or $1.9 million, to $8.2 million in the second quarter ended December 31, 1997, compared to $6.3 million in the second quarter ended December 31, 1996. These expenses as a percentage of net sales decreased to 3.8% in the second quarter ended December 31, 1997 compared to 4.1% in the second quarter ended December 31, 1996. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople and expanded sales and distribution facilities. The percentage decrease in these expenses was primarily due to the Company's ability to control variable costs over a larger sales base.

Net interest expense increased 47.2%, or $.2 million, to $.6 million in the second quarter ended December 31, 1997 compared to $.4 million in the second quarter ended December 31, 1996. Interest expense as a percentage of net sales was 0.2% in each of the second quarters ended December 31, 1997 and December 31, 1996. The increase in interest expense was primarily due to borrowing costs associated with funding increased levels of working capital.

Income tax expense was recorded at an effective annual rate of 39.1% in the second quarter ended December 31, 1997 compared to 38.4% in the second quarter ended December 31, 1996.

Six Months Ended December 31, 1997 Compared to Six Months Ended
December 31, 1996

Net sales increased 37.1%, or $116.4 million, to $429.8 million for the six months ended December 31, 1997 compared to $313.4 million for the six months ended December 31, 1996. This growth resulted from an increase in both United States net sales and export net sales, principally into Latin America. Sales of microcomputer products represented approximately 85.6% of the Company's net sales for the six months ended December 31, 1997 compared to 93.0% for the six months ended December 31, 1996. Sales of wireless telephone products accounted for approximately 14.4% of the Company's net sales for the six months ended December 31, 1997 compared to 7.0% for the six months ended December 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


Gross profit increased 31.6%, or $6.0 million, to $24.8 million in the six months ended December 31, 1997 compared to $18.8 million for the six months ended December 31, 1996. Gross profit as a percentage of net sales decreased to 5.8% in the six months ended December 31, 1997 from 6.0% in the six months ended December 31, 1996. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to continued highly competitive pricing.

Selling, general and administrative expenses (excluding $1.4 million of start-up expenses) increased 25.5%, or $3.0 million, to $15.0 million for the six months ended December 31, 1997, compared to $12.0 million for the six months ended December 31, 1996. These expenses as a percentage of net sales decreased to 3.5% for the six months ended December 31, 1997 compared to 3.8% for the six months ended December 31, 1996. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople and expanded sales and distribution facilities. The percentage decrease in these expenses was primarily due to the Company's ability to control variable costs over a larger sales base.

As a result of a transaction with Globelle, Inc. (Globelle) in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced sales people formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures, and product offerings, and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred $1.4 million of start-up expenses during the fiscal quarter ended September 30, 1997 reflecting costs associated with the hiring of new sales people, opening new sales offices and other transition expenses.

Net interest expense increased 131.5%, or $1.0 million, to $1.8 million for the six months ended December 31, 1997 compared to $.8 million for the six months ended December 31, 1996. Interest expense as a percentage of net sales increased to .4% for the six months ended December 31, 1997 compared to .2% for the six months ended December 31, 1996. The increase in interest expense was primarily due to borrowing costs associated with funding increased levels of working capital.

Income tax expense was recorded at an effective annual rate of 39.0% for the six months ended December 31, 1997 compared to 38.6% for the six months ended December 31, 1996.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Condition, Liquidity, and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. As the Company pursues its growth strategy and acquisition opportunities both in the United States and in Latin America, management believes that exchange controls in certain countries may limit the ability of the Company's present and future subsidiaries in those countries to make payments to the Company.

Operating activities used $27.1 million of cash in the six months ended December 31, 1997. The use of cash resulted primarily from increases of $19.8 million in accounts receivable and $24.9 million in inventory, partially offset by net earnings of $4.1 million and a $10.6 million increase in accounts payable, net of the effects of acquired business.

Investing activities used $3.6 million of cash in the six months ended December 31, 1997. The use of cash was primarily due to the purchase of equipment and distribution rights.

Financing activities provided $32.3 million. On October 6, 1997, the Company received $54.3 million net of costs from a public stock offering of 3,000,000 primary shares of Common Stock. The net proceeds from this stock offering were used to reduce indebtedness under the Company's credit agreement. Additional financing activities relate to the exercise of stock options for $.95 million and net borrowings of $31.3 million under the Company's Credit Agreement.

The Company, and its subsidiary, SED International, Inc., are parties to a credit agreement, which provides for a secured line of credit of $100.0 million. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (8.50% at December 31, 1997) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of 0.25% of the unused commitment. The credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The credit agreement expires in August 2000.
At December 31, 1997, the Company had principal borrowings of $33.0 million under the credit agreement at a weighted average interest rate of 7.77% per annum.

In the event the Company seeks to grow more rapidly than presently contemplated, whether through internal growth or growth through acquisitions, the Company may need to seek additional financing, which financing may not be available to the Company on acceptable terms.

Management believes that the credit agreement, together with vendor lines of credit, the proceeds from the recently completed public offering, and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 1998. The credit agreement permits up to $30.0 million to be borrowed for the purpose of financing acquisitions, subject to a limitation of $15.0 million for any one acquisition, and further subject to compliance with the other terms of the credit agreement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Forward-Looking Information

The matters discussed herein contain certain forward-looking statements that represent the Company's expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans. When used by or on behalf of the Company, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan," and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) as well as general economic conditions and industry trends, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisition on a favorable basis, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

                   PART II - OTHER INFORMATION



Item 1. Legal Proceedings

        Not applicable

Item 2. Changes in Securities

        Not applicable

Item 3. Default Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

          The Company's 1997 Annual Meeting of Stockholders was held on November 11, 1997 for the following purposes: (i) to elect two Class II directors for terms to expire at the 2000 Annual Meeting of Stockholders; (ii) to consider and approve the Southern Electronics Corporation 1997 Stock Option Plan;
          (iii) to consider and approve an amendment to the Company's Certificate of Incorporation increasing the authorized shares of the Company's Common Stock from 25 million to 100 million shares; and (iv) to consider and approve an amendment to the Company's Certificate of Incorporation changing the name of the Company from "Southern Electronics Corporation" to "SED International Holdings, Inc." The voting results on the foregoing matters, which were all approved, were as follows:

          Proposal 1 - Election of Directors

                                               Authority
          Nominee               For            Withheld     Against
          Gerald Diamond     5,912,218          4,702       586,539
          Joel Cohen         5,893,218         23,702       586,539

          Proposal 2 - Southern Electronics Corporation 1997 Stock
          Option Plan

              For         Against     Abstained     Broker Non-Votes
          5,524,767       947,047       31,645         543,750

          Proposal 3 - An amendment to the Company's Certificate of Incorporation increasing the authorized shares of the Company's Common Stock from 25 million to 100 million shares

              For         Against     Abstained     Broker Non-Votes
          4,740,856      1,751,079      11,524         543,750

          Proposal 4 - To consider and approve an amendment to the Company's Certificate of Incorporation changing the name of the Company from "Southern Electronics Corporation" to "SED International Holdings, Inc."

              For         Against     Abstained     Broker Non-Votes
           6,456,062      19,665       27,732         543,750

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits.

        Exhibit
        Number           Description

          10.1 Form of Second Amendment, dated October 15, 1997, among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED International, Inc., a wholly-owned subsidiary of the Registrant, to Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED.

           27.1         Financial Data Schedule

     b)  Reports on Form 8-K

          Report on Form 8-K dated December 1, 1997 (filed December 15, 1997) reporting the acquisition of all of the outstanding capital stock of Magna Distribuidora Ltda. by SED International Holdings, Inc. and its wholly-owned subsidiary, SED International, Inc.

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  SED International Holdings, Inc.
                                            (Registrant)



February 13, 1998                 /s/Gerald Diamond
                                     Gerald Diamond
                                     Chief Executive Officer
                                     Chairman of the Board
                                     (Principal Executive Officer)



February 13, 1998                 /s/Larry G. Ayers
                                     Larry G. Ayers
                                     Vice President-Finance and
                                     Treasurer
                                     (Principal Accounting Officer)

                          EXHIBIT INDEX



    Exhibit
    Number                   Description

      10.1 Form of Second Amendment, dated October 15, 1997, among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED International, Inc., a wholly-owned subsidiary of the Registrant, to Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED.


      27.1     Financial Data Schedule

                                               Exhibit No. 10.1

   SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


         THIS SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is dated as of the 15th day of October, 1997, among SOUTHERN ELECTRONICS CORPORATION and SED INTERNATIONAL, INC., jointly and severally (collectively, the "Borrowers"), WACHOVIA BANK, N.A., as Agent (the "Agent") and WACHOVIA BANK, N.A. and NATIONAL CITY BANK OF COLUMBUS, as Banks (collectively, the "Banks");

                      W I T N E S S E T H:

         WHEREAS, the Borrowers, the Agent and the Banks executed and delivered that certain $100,000,000 Amended and Restated Credit Agreement, dated as of the 13th day of August, 1997, as amended by First Amendment to Amended and Restated Credit Agreement, dated as of September 22, 1997 (as so amended, the "Credit Agreement");

         WHEREAS, the Borrowers have requested and the Agent and the Banks have agreed to make certain amendments to the Credit Agreement, subject to the terms and conditions hereof;

         NOW, THEREFORE, for and in consideration of the above premises and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties hereto, the Borrowers, the Agent and the Banks hereby covenant and agree as follows:

         1. Definitions. Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement from and after the date hereof refer to the Credit Agreement as amended hereby.

         2. Amendment to Sections 2.05(a). Section 2.05(a) of the Credit Agreement is hereby amended by deleting such Section in its entirety and substituting therefor the following:

         "(a) 'Applicable Margin' means:

              (i) for the period commencing on the Closing Date to and including October 14, 1997,(w) for any Base Rate Loan,
          0.00%, and (x) for any Euro-Dollar Loan, 2.75%;

              (ii) for the period commencing on October 15, 1997, to and including the first Performance Pricing Determination Date, (y) for any Base Rate Loan, 0.00%, and (z) for any Euro-Dollar Loan, 1.25%; and

              (iii) from and after the first Performance Pricing Determination Date, the percentage determined on each Performance Pricing Determination Date by reference to the table set forth below as to such type of Loan and the Leverage Ratio calculated by the Agent from the most recent 10-Q quarterly statement described in Section 6.01(i) for the quarterly period ending immediately prior to such Performance Pricing Determination Date.

                               Applicable Margin
          Leverage Ratio       Euro-Dollar Loan       Base Rate Loan

          [LESS THAN OR
          EQUAL TO] 1.0              1.00%                 0.0%

          [GREATER THAN] 1.0
          and [LESS THAN OR
          EQUAL TO] 2.0              1.25%                 0.0%

          [GREATER THAN] 2.0
          and [LESS THAN OR
          EQUAL TO] 2.5              1.50%                 0.0%

          [GREATER THAN] 2.5
          and [LESS THAN OR
          EQUAL TO] 3.5              1.75%                0.0%

          [GREATER THAN] 3.5
          and [LESS THAN OR
          EQUAL TO] 5.0              2.00%                0.0%

          [GREATER THAN] 5.0
          and [LESS THAN OR
          EQUAL TO] 6.0              2.50%                0.0%

          [GREATER THAN] 6.0         3.00%               0.50%


               In determining interest for purposes of this Section
          2.05 and fees for purposes of Section 2.06, the Borrowers and the Banks shall refer to the Borrowers' most recent 10-Q consolidated quarterly financial statements delivered pursuant to Section 6.01(i). If such financial statements require a change in interest pursuant to this Section 2.05 or fees pursuant to Section 2.06, the Borrowers shall deliver to the Agent, along with such financial statements, a notice to that effect, which notice shall set forth in reasonable detail the calculations supporting the required change. The "Performance Pricing Determination Date" is the first day of the month after the date of receipt of such financial statements pursuant to Section 6.01(i). Any such required change in interest and fees shall become effective on such Performance Pricing Determination Date, and shall be in effect until the next Performance Pricing Determination Date, provided that: (i) for Euro-Dollar Loans, changes in interest shall only be effective for Interest Periods commencing on or after the Performance Pricing Determination Date; and (ii) no fees or interest shall be decreased pursuant to this Section 2.05 or Section 2.06 if a Default is in existence on the Performance Pricing Determination Date. In the event that the Borrowers fail to deliver their 10-Q quarterly financial statements to the Agent and the Banks on or before the 45th day after the end of any Fiscal Quarter, then the Applicable Margin shall be the highest Applicable Margin then in effect until the next Performance Pricing Determination Date."

          3. Restatement of Representations and Warranties. Each of the Borrowers hereby restates and renews each and every representation and warranty heretofore made by it in the Credit Agreement and the other Loan Documents as fully as if made on the date hereof and with specific reference to this Amendment and all other loan documents executed and/or delivered in connection herewith.

          4. Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents remain in full force and effect, and constitute the legal, valid, binding and enforceable obligations of the Borrowers. The amendments contained herein will be deemed to have prospective application only, unless otherwise specifically stated herein.

         5. Ratification. Each of the Borrowers hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Credit Agreement and the other Loan Documents effective as of the date hereof.

         6. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered will be deemed to be an original and all of which counterparts, taken together, will constitute but one and the same instrument.

         7. Section References. Section titles and references used in this Amendment have substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.

         8. No Default; Release. To induce the Agent and the Banks to enter into this Amendment and to continue to make advances pursuant to the Credit Agreement, each of the Borrowers hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, (i) there exists no Default or Event of Default, (ii) there exists no right of offset, defense, counterclaim, claim or objection in favor of the Borrowers arising out of or with respect to any of the Loans or other obligations of the Borrowers owed to the Banks under the Credit Agreement, and (iii) the Agent and each of the Banks has acted in good faith and has conducted its relationships with each of the Borrowers in a commercially reasonable manner in connection with the negotiations, execution and delivery of this Amendment and in all respects in connection with the Credit Agreement, each of the Borrowers hereby waiving and releasing any such claims to the contrary.

         9. Further Assurances. Each of the Borrowers agrees to take such further actions as the Agent reasonably requests in connection herewith to evidence the amendments herein contained to the Borrowers.

         10. Governing Law. This Amendment is governed by, and construed and interpreted in accordance with, the laws of the State of Georgia.

         11. Conditions Precedent. This Amendment becomes effective only upon execution and delivery of this Amendment by each of the parties hereto.




                     [Signatures On Next Page]

         IN WITNESS WHEREOF, the Borrowers, the Agent and each of the Banks has caused this Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.

                             SOUTHERN ELECTRONICS
                             CORPORATION


                             By:_________________________(SEAL)
                                  Title:


                             SED INTERNATIONAL, INC.


                             By:_________________________(SEAL)
                                  Title:


                             WACHOVIA BANK, N.A.,
                             as Agent and as a Bank


                             By:_________________________(SEAL)
                                  Title:


                             NATIONAL CITY BANK OF COLUMBUS


                             By:_________________________(SEAL)
                                  Title: