Form 10-Q
period 1998-03-31
SED INTERNATIONAL HOLDINGS INC
filed 1998-05-01
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1998

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

At April 24, 1998, there were 10,498,945 shares of Common Stock, $.01 par value, outstanding.

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

ITEM 1:  FINANCIAL STATEMENTS

                                            SED International Holdings, Inc.
                                                    And Subsidiaries

                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                      March 31,              June 30,
                      ASSETS                                                            1998                  1997
                                                                                    (Unaudited)

CURRENT ASSETS:
     Cash and cash equivalents                                                    $  7,489,000             $    783,000
     Trade accounts receivable, net                                                 93,524,000               55,745,000
     Inventories                                                                   120,782,000              112,813,000
     Deferred income taxes                                                           1,223,000                1,223,000
     Other current assets                                                            1,897,000                1,219,000
                                                                                  ------------             ------------
               TOTAL CURRENT ASSETS                                                224,915,000              171,783,000

PROPERTY AND EQUIPMENT, net                                                          9,098,000                6,469,000

INTANGIBLES, net                                                                    20,112,000               19,077,000
                                                                                  ------------             ------------

                                                                                  $254,125,000             $197,329,000
                                                                                  ============             ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                       $112,171,000             $ 88,070,000
     Accrued liabilities                                                             7,014,000                4,363,000
     Income taxes payable                                                              825,000                       --
                                                                                  ------------             ------------
               TOTAL CURRENT LIABILITIES                                           120,010,000               92,433,000

REVOLVING BANK DEBT                                                                 22,500,000               56,000,000

STOCKHOLDERS' EQUITY:
     Preferred Stock
          129,500 shares authorized, none issued
     Common stock, $.01 par value; 100,000,000 shares
          authorized; 10,825,718 shares (March 31, 1998)
          and 7,522,786 shares (June 30, 1997) issued                                  108,000                   75,000
     Additional paid-in capital                                                     69,465,000               12,719,000
     Retained earnings                                                              45,064,000               39,095,000
     Treasury stock, at cost, 329,883 shares
     (March 31, 1998) and 325,590 shares
     (June 30, 1997)                                                                (2,792,000)              (2,715,000)
     Prepaid compensation - stock awards                                              (230,000)                (278,000)
                                                                                  ------------             ------------
                                                                                   111,615,000               48,896,000
                                                                                  ------------             ------------

                                                                                  $254,125,000             $197,329,000
                                                                                  ============             ============

                                            SED International Holdings, Inc.
                                                    And Subsidiaries

                                      CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                                                       (Unaudited)


                                                                 Three Months Ended                  Nine Months Ended
                                                                      March 31,                          March 31,
                                                                1998            1997               1998           1997

NET SALES                                                 $243,281,000     $165,168,000      $673,085,000   $478,568,000

  COST AND EXPENSES
   Cost of sales including buying
     and occupancy expenses                                  229,760,000      155,311,000       634,769,000    449,870,000
                                                            ------------     ------------      ------------   ------------
   Gross Profit                                               13,521,000        9,857,000        38,316,000     28,698,000
   Selling, general, and
     administrative expenses                                   9,629,000        5,843,000        24,633,000     17,801,000
   Start-up expenses                                                  --               --         1,400,000             --
                                                            ------------     ------------      ------------   ------------

  OPERATING INCOME                                             3,892,000        4,014,000        12,283,000     10,897,000

  INTEREST EXPENSE, NET                                          766,000          751,000         2,514,000      1,506,000
                                                            ------------     ------------      ------------   ------------

  EARNINGS BEFORE INCOME TAXES                                 3,126,000        3,263,000         9,769,000      9,391,000

  INCOME TAXES                                                 1,207,000        1,253,000         3,800,000      3,618,000
                                                            ------------     ------------      ------------   ------------

  NET EARNINGS                                              $  1,919,000     $  2,010,000      $  5,969,000   $  5,773,000
                                                            ============     ============      ============   ============

  NET EARNINGS PER COMMON SHARE:
   Basic                                                            $.18             $.28              $.64           $.80
   Diluted                                                           .18              .27               .61            .75


  WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                      10,468,000        7,183,000         9,299,000      7,180,000
   Diluted                                                    10,852,000        7,576,000         9,818,000      7,628,000


                                             SED International Holdings, Inc.
                                                     And Subsidiaries

                                            CONDENSED CONSOLIDATED STATEMENTS
                                                 OF STOCKHOLDERS' EQUITY
                                                       (Unaudited)




                                        Common Stock        Additional                                             Prepaid
                                                   Par       Paid-In      Retained         Treasury Stock       Compensation
                                       Shares     Value     Capital       Earnings      Shares      At Cost     Stock Awards

  BALANCE, June 30, 1997              7,522,786  $ 75,000  $12,719,000   $39,095,000    325,590   $(2,715,000)   $(278,000)

    Issuance of common stock
     net of offering costs            3,000,000    30,000   54,280,000

    Stock options exercised             223,513     2,000    1,383,000

    Amortization of stock awards                                                                                    86,000

    Stock awards issued                   5,800                 85,000                                             (85,000)

    Stock awards canceled                (6,100)               (47,000)                                             47,000

    Treasury stock purchased                                                              4,293       (77,000)

    Issuance of common stock
     for business acquired               79,719     1,000    1,045,000

    Net earnings                                                           5,969,000
                                      ---------  --------  -----------   -----------    -------   -----------    ---------

  BALANCE, March 31, 1998            10,825,718  $108,000  $69,465,000   $45,064,000    329,883   $(2,792,000)   $(230,000)
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

                                                      SED International Holdings, Inc.
                                                                  And Subsidiaries

                                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                      (Unaudited)



                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                 1998                   1997

  OPERATING ACTIVITIES:
   Net earnings                                                              $ 5,969,000            $ 5,773,000
   Adjustments to reconcile net earnings
      to net cash used in
      operating activities
    Depreciation and amortization                                              1,990,000              1,271,000
    Compensation - stock awards                                                   86,000                105,000
    Changes in assets and liabilities, net of
      effects of acquired business                                           (18,289,000)           (33,812,000)
                                                                             -----------            -----------
      Net cash used in
        operating activities                                                 (10,244,000)           (26,663,000)
                                                                             -----------            -----------

  INVESTING ACTIVITIES:
   Purchases of equipment, net                                                (3,655,000)            (2,024,000)
                                                                             -----------            -----------
   Purchase of distribution rights                                            (1,181,000)                    --
   Purchase of business, net of cash acquired                                   (370,000)                    --
                                                                             -----------            -----------
      Net cash used in investing activities                                   (5,206,000)            (2,024,000)
                                                                             -----------            -----------

  FINANCING ACTIVITIES:
   Borrowings (payments) under line of credit, net                           (33,500,000)            29,390,000
   Proceeds from issuance of common stock, net                                55,733,000                318,000
   Purchase of treasury stock                                                    (77,000)            (1,325,000)
                                                                             -----------            -----------
      Net cash provided by financing activities                               22,156,000             28,383,000
                                                                             -----------            -------------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                    6,706,000                 (304,000)

  CASH AND CASH EQUIVALENTS, beginning of period                                 783,000                  662,000
                                                                             -----------            -------------

  CASH AND CASH EQUIVALENTS, end of period                                   $ 7,489,000            $     358,000
                                                                             ===========            =============

                 SED International Holdings, Inc.
                         And Subsidiaries

  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Nine Months     Ended March 31, 1998 and 1997



  A. Corporate Name Change:

     On November 12, 1997, Southern Electronics Corporation changed its corporate name to SED International Holdings, Inc.

  B. Interim Financial Statements:

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its subsidiaries (the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the nine (9) months ended March 30, 1998 are not necessarily indicative of the operating results for the full year.

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

  E. Stockholders' Equity:

     The Company completed a secondary stock offering of 3,000,000 shares of common stock effective on October 6, 1997 with proceeds to the Company of $54,280,000, net of offering costs.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 Compared to Three Months Ended
March 31, 1997

On November 30, 1997, the Company acquired the outstanding stock of Magna Distribuidora, Ltda. (Magna), a distributor of computer peripherals and software products located in S o Paulo, Brazil. The operating results of Magna were included in the consolidated results of operations since its acquisition date.

Net sales increased 47.3%, or $78.1 million, to $243.3 million in the third quarter ended March 31, 1998, compared to $165.2 million in the third quarter ended March 31, 1997. This growth resulted from an increase in both United States net sales and export net sales, principally into Latin America. Sales by Magna included in the quarter ended March 31, 1998 were approximately $8.8 million. Sales of microcomputer products represented approximately 91.1% of the Company's third quarter ended March 31, 1998 net sales compared to 92.5% for the third quarter ended March 31, 1997. Sales of wireless telephone products accounted for approximately 8.9% of the Company's third quarter ended March 31, 1998 net sales compared to 7.5% for the third quarter ended March 31, 1997.

Gross profit increased 37.2%, or $3.7 million, to $13.5 million in the third quarter ended March 31, 1998 compared to $9.9 million in the third quarter ended March 31, 1997. Gross profit as a percentage of net sales decreased to 5.6% in the third quarter ended March 31, 1998 from 6.0% in the third quarter ended March 31, 1997. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to continued highly competitive pricing.

Selling, general and administrative expenses increased 64.8%, or $3.8 million, to $9.6 million in the third quarter ended March 31, 1998, compared to $5.8 million in the third quarter ended March 31, 1997. These expenses as a percentage of net sales increased to 4.0% in the third quarter ended March 31, 1998 compared to 3.5% in the third quarter ended March 31, 1997. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople and expanded sales and distribution facilities. Also included are selling, general and administrative expenses of Magna of approximately $1.2 million for the quarter ended March 31, 1998.

Net interest expense was $0.8 million in the third quarter ended March 31, 1998 and in the third quarter ended March 31, 1997. Interest expense as a percentage of net sales was 0.3% in the third quarter ended March 31, 1998 compared to 0.5% in the third quarter ended March 31, 1997.

Income tax expense was recorded at an effective annual rate of 38.6% in the third quarter ended March 31, 1998 compared to 38.4% in the third quarter ended March 31, 1997.

Nine Months Ended March 31, 1998 Compared to Nine Months Ended
March 31, 1997

Net sales increased 40.6%, or $194.5 million, to $673.1 million for the nine months ended March 31, 1998 compared to $478.6 million for the nine months ended March 31, 1997. This growth resulted from an increase in both United States net sales and export net sales, principally into Latin America. Sales by Magna included in the nine months ended March 31, 1998 were approximately $12.3 million. Sales of microcomputer products represented approximately 87.7% of the Company's net sales for the nine months ended March 31, 1998 compared to 92.8% for the nine months ended March 31, 1997. Sales of wireless telephone products accounted for

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


approximately 12.3% of the Company's net sales for the nine months ended March 31, 1998 compared to 7.2% for the nine months ended March 31, 1997.

Gross profit increased 33.5%, or $9.6 million, to $38.3 million in the nine months ended March 31, 1998 compared to $28.7 million for the nine months ended March 31, 1997. Gross profit as a percentage of net sales decreased to 5.7% in the nine months ended March 31, 1998 from 6.0% in the nine months ended March 31, 1997. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to continued highly competitive pricing.

Selling, general and administrative expenses (excluding $1.4 million of start-up expenses) increased 38.4%, or $6.8 million, to $24.6 million for the nine months ended March 31, 1998, compared to $17.8 million for the nine months ended March 31, 1997. These expenses as a percentage of net sales were 3.7% for the nine months ended March 31, 1998 and for the nine months ended March 31, 1997. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople and expanded sales and distribution facilities. Also included are selling, general and administrative expenses of Magna of approximately $1.6 million for the nine months ended March 31, 1998.

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

Net interest expense increased 66.9%, or $1.0 million, to $2.5 million for the nine months ended March 31, 1998 compared to $1.5 million for the nine months ended March 31, 1997. Interest expense as a percentage of net sales increased to 0.4% for the nine months ended March 31, 1998 compared to 0.3% for the nine months ended March 31, 1997. The increase in interest expense was primarily due to borrowing costs associated with funding increased levels of working capital.

Income tax expense was recorded at an effective annual rate of 38.9% for the nine months ended March 31, 1998 compared to 38.5% for the nine months ended March 31, 1997.

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

Operating activities used $10.2 million of cash in the nine months ended March 31, 1998. The use of cash resulted primarily from increases of $34.1 million in accounts receivable and $3.9 million in inventory, partially offset by net earnings of $6.0 million and a $17.4 million increase in accounts payable, net of the effects of acquired business.

Investing activities used $5.2 million of cash in the nine months ended March 31, 1998. The use of cash was primarily due to the purchase of equipment and distribution rights.

Financing activities provided $22.2 million. On October 6, 1997, the Company received $54.3 million net of costs from a public stock offering of 3,000,000 primary shares of Common Stock. The net proceeds from this stock offering were used to reduce indebtedness under the Company's credit agreement. Additional financing activities in the nine months ended March 31, 1998 relate to the exercise of stock options for $1.4 million and net borrowings of $33.5 million under the Company's Credit Agreement.

The Company, and its subsidiary, SED International, Inc., are parties to a credit agreement, which provides for a secured line of credit of $100.0 million. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (8.50% at March 31, 1998) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of 0.25% of the unused commitment. The credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The credit agreement expires in August 2000. At March 31, 1998, the Company had principal borrowings of $22.5 million under the credit agreement at a weighted average interest rate of 6.98% per annum.

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

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits.

        Exhibit
        Number           Description

          10.1 Form of Third Amendment, dated January 8, 1998, among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED International, Inc., a wholly-owned subsidiary of the Registrant, to Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED.

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


                                       SED International Holdings, Inc.
                                            (Registrant)



  May 1, 1998                          /s/Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



  May 1, 1998                          /s/Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)

                          EXHIBIT INDEX



    Exhibit
    Number                   Description

      10.1 Form of Third Amendment, dated January 8, 1998, among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED International, Inc., a wholly-owned subsidiary of the Registrant, to Revolving Credit Agreement dated as of June 29, 1995 among National City Bank, Columbus, Wachovia Bank of Georgia, N.A., the Registrant and SED.


      27.1     Financial Data Schedule

                                                    Exhibit No. 10.1



    THIRD AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT

     THIS THIRD AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is dated as of the 8th day of January, 1998, among SED INTERNATIONAL HOLDINGS, INC. (formerly known as SOUTHERN ELECTRONICS CORPORATION) and SED INTERNATIONAL, INC., jointly and severally (collectively, the "Borrowers"), WACHOVIA BANK, N.A., as Agent (the "Agent") and WACHOVIA BANK, N.A. and NATIONAL CITY BANK OF COLUMBUS, as Banks (collectively, the "Banks");

                      W I T N E S S E T H:

     WHEREAS, the Borrowers, the Agent and the Banks executed and delivered that certain $100,000,000 Amended and Restated Credit Agreement, dated as of the 13th day of August, 1997, as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of September 22, 1997, and that certain Second Amendment to Amended and Restated Credit Agreement dated as of October 15, 1997 (as so amended, the "Credit Agreement");

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

     NOW, THEREFORE, for and in consideration of the above premises and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties hereto, the Borrowers, the Agent and the Banks hereby covenant and agree as follows:

     1. Definitions. (a) Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement from and after the date hereof refer to the Credit Agreement as amended hereby.

     (b)  A new definition of "SED-Magna" is hereby added to
  Section 1.01 as follows:

               "SED Magna" means SED-Magna Distribuidora Ltda., a
          Brazilian corporation.

     2.   Amendments to Section 1.01.  The definition of
  "Restricted Investment" is hereby amended and restated in its entirety as set forth below:

          "Restricted Investment" shall mean any investment in cash or by delivery of property to any Person, whether by acquisition of stock, indebtedness or other obligation (including, without limitation, by Guarantee of such Person) or security, or by loan, advance or capital contribution, or otherwise, or in any property, except that investments consisting of the following shall not constitute "Restricted Investments": (i) property used or to be used in the ordinary course of business; (ii) current assets arising from the sale of goods or the provision of services in the ordinary course of business; (iii) loans or advances to employees for salary, commissions, travel or the like, made in the ordinary course of business; (iv) unless immediately after giving effect to the making of any of the following investments, a Default or Event of Default shall have occurred and be continuing, investments in (A) direct obligations of the United States Government maturing within one year, (B) certificates of deposit issued by a commercial bank whose credit is satisfactory to the Agent, (C) commercial paper rated A1 or the equivalent thereof by S&P or P1 or the equivalent thereof by Moody's and in either case maturing within 6 months after the date of acquisition and/or (D) tender bonds the payment of the principal of and interest on which is fully supported by a letter of credit issued by a United States bank whose long-term certificates of deposit are rated at least AA or the equivalent thereof by S&P and Aa or the equivalent thereof by Moody's; (v) loans or advances to SED-Magna not exceeding an aggregate principal balance outstanding at any time equal to $2,000,000, evidenced by a promissory note subject to the Agent's first priority perfected security interest therein as a part of the Collateral; (vi) equity investments by SED in SED-Magna (whether in cash or as a part of a stock or other equity interest exchange with respect to SEC capital stock) not exceeding an aggregate amount equal to $3,000,000 (valued at the amount of cash so invested, if cash, or the market value of SEC capital stock, if capital stock), which equity interests so obtained shall be subject to the Agent's first priority perfected security interest therein as a part of the Collateral (provided that the Agent's security interest therein shall not exceed the "Foreign Equity Lien Limitation" defined below); and (vii) investments consisting of Permitted Acquisitions. "Foreign Equity Lien Limitation" means the lesser of (x) 100% of the equity interests issued by SED-Magna owned by SED at any time, or (y) in the event SED owns more than 65% of all of the issued and outstanding equity interests of SED-Magna at any time, an amount not greater than 65% of all of such issued and outstanding equity interests of SED-Magna.

     3. Amendments to Section 6.28. Section 6.28 is hereby amended and restated in its entirety as set forth below:

          SECTION 6.28. Additional Debt. Neither of the Borrowers or any of their Subsidiaries shall incur or permit to exist any Debt not in existence on the Closing Date and disclosed in the Borrowers' most recent consolidated financial statements delivered to the Banks, and extensions or renewals thereof, other than (i) Debt permitted to be secured by Liens permitted by Section 6.18, (ii) Debt of the types described in clause
     (vii) of the definition of Debt which is incurred in the ordinary course of business in connection with the sale or purchase of goods or to assure performance of any obligation to a utility or a governmental entity or a worker's compensation obligation; (iii) Debt permitted by Section 6.18;
     (iv) other Debt not to exceed an aggregate amount outstanding at any time of $500,000; (v) trade payables arising in the ordinary course of business; and (vi) Debt consisting of a Guarantee by SEC of SED's obligations to purchase certain equity interests in SED-Magna Distribuidora Ltda in an amount not to exceed such investment amount permitted under the definition of "Restricted Investment".

     4. Restatement of Representations and Warranties. Each of the Borrowers hereby restates and renews each and every representation and warranty heretofore made by it in the Credit Agreement and the other Loan Documents as fully as if made on the date hereof and with specific reference to this Amendment and all other loan documents executed and/or delivered in connection herewith.

     5. Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents remain in full force and effect, and constitute the legal, valid, binding and enforceable obligations of the Borrowers. The amendments contained herein will be deemed to have prospective application only, unless otherwise specifically stated herein.

     6. Ratification. Each of the Borrowers hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Credit Agreement and the other Loan
  Documents effective as of the date hereof.

     7. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered will be deemed to be an original and all of which counterparts, taken together, will constitute but one and the same instrument.

     8. Section References. Section titles and references used in this Amendment have substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.

     9. No Default; Release. To induce the Agent and the Banks to enter into this Amendment and to continue to make advances pursuant to the Credit Agreement, each of the Borrowers hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, (i) there exists no Default or Event of Default, (ii) there exists no right of offset, defense, counterclaim, claim or objection in favor of the Borrowers arising out of or with respect to any of the Loans or other obligations of the Borrowers owed to the Banks under the Credit Agreement, and (iii) the Agent and each of the Banks has acted in good faith and has conducted its relationships with each of the Borrowers in a commercially reasonable manner in connection with the negotiations, execution and delivery of this Amendment and in all respects in connection with the Credit Agreement, each of the Borrowers hereby waiving and releasing any such claims to the contrary.

     10. Further Assurances. Each of the Borrowers agrees to take such further actions as the Agent reasonably requests in connection herewith to evidence the amendments herein contained to the Borrowers.

     11. Governing Law. This Amendment is governed by, and construed and interpreted in accordance with, the laws of the State of Georgia.

     12. Conditions Precedent. This Amendment becomes effective only upon execution and delivery of this Amendment by each of the parties hereto. Notwithstanding the foregoing, the agreements of the Agent and the Banks under this Amendment shall become null and void and of no force or effect in the event that SED fails to deliver to the Agent, for the benefit of the Banks, satisfactory to the Agent in all respects, the following items on or before March 27, 1998 (and such failure shall constitute an Event of Default): an executed and delivered pledge agreement (the "Pledge Agreement") whereby SED grants the Agent, for the ratable benefit of the Banks, a first priority perfected security interest in and to (A) a promissory note with a maturity date not exceeding 3 years issued by SED-Magna payable to the order of SED evidencing all loans and advances made by SED to SED-Magna from time to time, satisfactory in all respects to the Agent in its reasonable credit judgment, and in any event, in compliance with any necessary requirements of Brazilian law, and (B) the lesser of (the following equity interests being referred to herein as the "Equity Collateral")(x) 100% of the equity interests issued by

  SED-Magna owned by SED at any time, or (y) in the event SED owns more than 65% of all of the issued and outstanding equity interests of SED-Magna at any time, an amount not greater than 65% of all of such issued and outstanding equity interests of SED-Magna.

     13. UCC Amendments. The Borrowers agree to cause the execution and delivery to the Agent amendments to all recorded
  UCC financing statements in favor of the Agent to reflect the name change to "SED INTERNATIONAL HOLDINGS, INC.," on or before March 27, 1998.

     IN WITNESS WHEREOF, the Borrowers, the Agent and each of the Banks has caused this Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.


              SED INTERNATIONAL HOLDINGS, INC.


              By:_________________________           (SEAL)
                        Title:


              SED INTERNATIONAL, INC.


              By:_________________________           (SEAL)
                        Title:


              WACHOVIA BANK, N.A.,
              as Agent


              By:_________________________           (SEAL)
                        Title:


              NATIONAL CITY BANK OF COLUMBUS


              By:_________________________           (SEAL)
                        Title: