Form 10-K
period 1998-06-30
SED INTERNATIONAL HOLDINGS INC
filed 1998-09-28
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1998
                               OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________ to ____________

                 Commission file number 0-16345

                SED INTERNATIONAL HOLDINGS, INC.
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes [X]     No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrants's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $35,168,788 as of September 14, 1998 based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on that day.

There were 9,613,603 shares of Common Stock, $.01 par value, outstanding at September 14, 1998.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 1998 are incorporated by reference into Part II.

Part III incorporates information by reference from the Registrant's definitive proxy statement for the 1998 annual meeting of stockholders presently scheduled to be held on November 10, 1998, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended June 30, 1998.

                             PART I

Item 1.   BUSINESS

     (a) General Development of Business

     SED International Holdings, Inc., a Delaware corporation and its wholly owned operating subsidiary, SED International, Inc., a Delaware corporation ("SED International"), were incorporated in 1986 to take over the operations of the business of the Registrant's predecessor, Southern Electronics Distributors, Inc., which was engaged in the wholesale distribution of consumer electronics products. As used herein, the term "Registrant" means SED International Holdings, Inc. and its subsidiaries, including SED International, unless the context otherwise indicates.

     The Registrant is a leading international distributor of microcomputer products, including personal computers, printers and other peripherals and networking products throughout the United States and Latin America. The Registrant offers to an active base of over 13,000 reseller customers a broad inventory of more than 3,500 products from approximately 130 vendors, including such market leaders as Hewlett-Packard, Seagate, Maxtor, Western Digital, Microsoft, Intel, Creative Labs, Acer, Epson and Canon, through a dedicated and highly motivated sales force. The Registrant distributes products in the United States from its strategically located warehouses in Atlanta, Georgia, Miami, Florida and City of Industry, California, as well as its Harrisburg, Pennsylvania warehouse that opened in April 1998. The Registrant services Latin America through its wholly-owned subsidiaries SED Magna Distribuidora Ltda. in Sao Paulo, Brazil and SED International de Colombia Ltda., Inc. in Bogota, Colombia. The Registrant's net sales increased to $892.6 million in fiscal 1998 from $646.3 million in fiscal 1997, and the Registrant had a net loss of $0.3 million in fiscal 1998 compared to net earnings of $7.9 million in fiscal 1997.

     The Registrant also distributes wireless telephone products in the United States and to Latin America. The Registrant is a direct distributor of wireless telephone products for Motorola, Mitsubishi, Audiovox and Advanced Fox, and an indirect distributor for other leading wireless telephone product vendors such as Ericsson, Nokia and NEC. In fiscal 1998, the Registrant's net sales of microcomputer products generated approximately 88.0% of the Registrant's total net sales and wireless telephone products represented the remaining 12.0%.

     On December 1, 1997, the Registrant began leasing an approximately 12,900 square foot distribution facility in Tambore, Brazil. The Tambore, facility serves as a distribution center for SED Magna Distribuidora Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease will total approximately $12,000. The lease will expire on December 31, 1998, unless the Registrant elects to exercise its option to renew the lease for an additional one-year period.

     On December 1, 1997, the Registrant began leasing an approximately 4,300 square foot administrative center and sales office in Sao Paulo, Brazil. The Sao Paulo, Brazil facility serves as an administrative center and sales office for SED Magna Distribuidora Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease totaled approximately $18,000 for the first month of the lease, after which the rent decreased to approximately $11,000 for each of the next three months of the lease, then decreased to approximately $7,000 for the following three months of the lease. The remaining lease payments will total approximately $12,000 for each of the remaining six months of the lease. Pursuant to its terms, the lease will expire on March 31, 1999 unless the Registrant elects to exercise its option to renew the lease for an additional one-year period.

     On March 1, 1998, the Registrant began leasing an approximately 102,000 square foot distribution facility in Harrisburg, PA. Payments for the lease will total approximately $33,000 for each of the twenty-four months during the period beginning April 1, 1998 and ending March
31, 2000, approximately $34,000 for each of the twelve months during the period beginning April 1, 2000 and ending March 31, 2001, approximately $36,000 for each of the twelve months during the period beginning April 1, 2001 and ending March 31, 2002, and approximately $35,000 for each of the twelve months beginning April 1, 2002 and ending March 31, 2003. The average amount of payments for the lease for each of the sixty months during the period beginning April 1, 1998 and ending March 31, 2003 will be approximately $34,000.

     On December 1, 1997, the Registrant began leasing an approximately 18,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda. Monthly payments for the lease totaled approximately $4,000 for the first month of the lease, after which the rent increased to approximately $6,000 for each of the remaining thirty-four months of the lease. Pursuant to its terms, the lease will expire on November 30, 2000 unless the Registrant elects to exercise its option to renew the lease for an additional three-year period.

     The Registrant is in the process of relocating its channel assembly center from its previous location in Stone Mountain, Georgia to the same premises as its distribution facility in Tucker, Georgia. The Stone Mountain lease is scheduled to terminate on September 30, 2000 and provides for lease payments of approximately $12,000 per month. The Registrant may terminate the lease upon completion of each year of the lease by paying any unamortized brokers' fee with respect to the lease.

     (b)  Financial Information about Industry Segments

     The Registrant operates in only one business segment.

     (c)  Narrative Description of Business

1.   Products and Vendors

     The Registrant offers its customers a broad inventory of more than 3,500 products from approximately 130 vendors, including such market leaders as Hewlett-Packard, Seagate, Maxtor, Western Digital, Microsoft, Intel, Creative Labs, Acer, Epson and Canon. The Registrant is a direct distributor of wireless telephone products for Motorola, Mitsubishi, Audiovox and Advanced Fox, and an indirect distributor for other leading wireless telephone product vendors such as Ericsson, Nokia and NEC. Microcomputer related products accounted for $785.7 million or 88.0% of the Registrant's net sales for fiscal 1998, $588.4 million or 91.0% of net sales in fiscal 1997, and $429.4 million or 91.7% of net sales in fiscal 1996, which included sales of mass storage products, printers and other imaging products, microprocessing and memory chips, monitors, modems, networking products, notebook and personal computers and accessories. Approximately $106.9 million or 12.0% of the Registrant's net sales for fiscal 1998, $58.0 million or 9.0% of net sales for fiscal 1997, and $38.9 million or 8.3% of net sales for fiscal 1996 consisted of wireless telephone products such as handheld cellular telephones and accessories. The Registrant continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Registrant's vendors generally warrant the products distributed by the Registrant and allow the return of defective products.

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

     The Registrant purchases goods from approximately 130 vendors and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors' products. In fiscal 1998, products purchased from Hewlett-Packard, Seagate and Maxtor accounted for 19.1%, 11.1% and 8.3%, respectively, of the Registrant's total purchases and the loss of any one of these three vendors could materially adversely affect the financial condition of the Registrant. The percentage of goods purchased by the Registrant from Hewlett-Packard increased to 19.1% during fiscal 1998 from 11.5% during fiscal 1997 as a result of the acquisition of distribution rights for certain Hewlett-Packard products in the United States in June 1997. There can be no assurance that the Registrant will be able to maintain its existing vendor relationships or secure additional vendors as needed. The Registrant's vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain territorial restrictions that limit the countries in which the Registrant is permitted to distribute the products. The loss of a major vendor, the deterioration of the Registrant's relationship with a major vendor, the loss or deterioration of vendor support for certain Registrant-provided services, the decline in demand for a particular vendor's product, or the failure of the Registrant to establish good relationships with major new vendors could have a material adverse effect on the Registrant's business, financial condition or results of operations.

     Product orders typically are processed and shipped from the Registrant's distribution facilities on the same day an order is received or, in the case of orders received after 6:00 p.m., on the next business day. The Registrant relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products distributed to the Latin American markets are delivered to the foreign purchasers or their agents or representatives at the Registrant's Sao Paulo Brazil and Bogota, Colombia facilities.
Generally, the Registrant's inventory level of products has been adequate to permit the Registrant to be responsive to its customers' purchase requirements. From time to time, however, the Registrant experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to the Registrant.

2.   Sales and Marketing

     The Registrant's sales are generated by a telemarketing sales force, which consisted of approximately 186 persons on June 30, 1998 in sales offices located in Atlanta, Georgia, Miami, Florida, Carlsbad, California, City of Industry, California, S o Paulo, Brazil and Bogota, Colombia. Of the total number of salespersons at June 30, 1998, 43 persons focused on sales to customers for export to Latin America and on sales in Brazil and Colombia, substantially all of whom are fluent in Spanish or Portuguese. The Registrant's Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

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

     The domestic sales force is organized in teams generally consisting of two to four people. The Registrant believes that teams provide superior customer service because customers can contact one of several people. Moreover, the long-term nature of the Registrant's customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service. It has been the Registrant's experience that the team approach results in superior customer service and better employee morale.

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

     The telemarketing salespersons are supported by a variety of marketing programs. For example, the Registrant regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, the Registrant's in-house marketing staff prepares catalogs that list available microcomputer and wireless telephone products and routinely produces marketing materials and advertisements. In addition, the in-house marketing staff publishes other direct mail pieces promoting specials and new products, which can be ordered directly through salespeople or through the Registrant's Internet web page providing 24-hour access to on-line order entry. The Registrant's web page provides customers secured access to place orders and review product specifications at times that are convenient to them. Customers also can determine inventory availability and pricing on a real-time basis and in the near future verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

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

3.   Customers

     The Registrant serves an active, nonexclusive customer base over 13,000 resellers of microcomputer and wireless telephone products. Resellers includes value-added resellers, corporate resellers and retailers. The Registrant believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Registrant with significant growth opportunities. During fiscal 1998, no single customer accounted for more than 3.0% of the net sales of the Registrant.
The Registrant believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

4.   Competition

     The microcomputer and wireless telephone distribution industries are highly competitive, both in the United States and in Latin America. Competition in these industries is typically characterized by pricing pressures, product availability and potential obsolescence, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, the Registrant's ability to compete favorably is principally dependent upon its ability to control inventory and other operating costs, react timely and appropriately to short-and long-term trends, price competitively its products, increase its net sales and maintain economies of scale. In the early 1990s, the United States microcomputer industry moved toward open sourcing pursuant to which vendors authorized multiple distributors to sell to resellers on equal terms rather than relying on exclusive relationships. As a result, the competitive environment has become more intense, leading to accelerating industry consolidation and declining gross margins.

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

5.   Employees

     As of June 30, 1998, the Registrant had 537 full-time employees, 186 of whom were engaged in telemarketing and sales, 187 in administration and 164 in shipping. The Registrant also utilized 36 part-time employees at such date. Management believes the Registrant's relations with its employees are good and the Registrant has never experienced a strike or work stoppage. There is no collective bargaining agreement covering any of the Registrant's employees.

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

7.   Financial Information about Foreign and Domestic Operations and Export
     Sales

     For the fiscal years ended June 30, 1996 and 1997, approximately 37% and 45%, respectively, of the Registrant's net sales were to customers for export principally into Latin America. These customers historically have been serviced through the Registrant's Miami, Florida warehouse facility with sales denominated in U.S. dollars. During the fiscal year ended
June 30, 1998 the Registrant began selling directly to customers in Brazil and Colombia through the Registrant's facilities in Sao Paulo, Brazil and Bogota, Colombia with sales denominated in the respective local currencies of these two locations. Approximately 41% of the Registrant's net sales in the fiscal year ended June 30, 1998 consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil and Colombia. See also note 9 to the consolidated financial statements of the Registrant on page 23 of the Registrant's 1998 Annual Report to Stockholders incorporated herein by reference for certain additional information concerning the Registrant's domestic and foreign operations.

Item 2.   PROPERTIES

     The Registrant maintains its executive offices at 4916 North Royal Atlanta Drive in Tucker, Georgia, where 93 of its sales employees are also located. The Registrant leases its executive, administrative and sales office from Royal Park Company, a Georgia general partnership comprised of certain minority stockholders of the Registrant. The lease expires in

October 1999 after an 8-year term and supersedes the original 15-year lease entered into in 1984 between the Registrant's predecessor and Royal Park Company. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $176,000 through October 1, 1999, subject to increase based upon periodic changes in the Consumer Price Index. The Registrant has a right of first refusal to purchase the facility should it be offered for sale. The Registrant believes that the lease is on terms non less favorable than those available from unaffiliated parties.

     The Registrant maintains warehouse facilities in Atlanta, Georgia, City of Industry, California, Miami, Florida , Harrisburg, Pennsylvania, S
o Paulo, Brazil and Bogota, Colombia. The Registrant's distribution facility in Atlanta, Georgia consists of approximately 100,000 square feet subject to a lease expiring January 31, 1999. The Registrant also leases additional warehouse and sales office space near its executive, administrative and sales office in Atlanta. The Registrant believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Registrant's growth plans so require.

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

     On April 1, 1997, the Registrant began leasing an approximately 50,000- square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center for the Registrant. Payments under the lease will total approximately $18,000 for each of the first thirty-six months of the lease and will then increase to $19,669 per month. Pursuant to its terms, the lease will expire on March 31, 2002, unless the Registrant elects to exercise its option to renew the lease for one additional five-year period.

     On December 1, 1997, the Registrant began leasing an approximately 12,900 square foot distribution facility in Tambore, Brazil. The Tambore, facility serves as a distribution center for SED Magna Distribuidora Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease will total approximately $12,000. The lease will expire on December 31, 1998, unless the Registrant elects to exercise its option to renew the lease for an additional one-year period.

     On December 1, 1997, the Registrant began leasing an approximately 4,300 square foot administrative center and sales office in Sao Paulo, Brazil. The Sao Paulo, Brazil facility serves as an administrative center and sales office for SED Magna Distribuidora Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease totaled approximately $18,000 for the first month of the lease, after which the rent decreased to approximately $11,000 for each of the next three months of the lease, then decreased to approximately $7,000 for the following three months of the lease. The remaining lease payments will total approximately $12,000 for each of the remaining six months of the lease. Pursuant to its terms, the lease will expire on March 31, 1999 unless the Registrant elects to exercise its option to renew the lease for an additional one-year period.

     On March 1, 1998, the Registrant began leasing an approximately 102,000 square foot distribution facility in Harrisburg, PA. Payments for the lease will total approximately $33,000 for each of the twenty-four months during the period beginning April 1, 1998 and ending March
31, 2000, approximately $34,000 for each of the twelve months during the period beginning April 1, 2000 and ending March 31, 2001, approximately $36,000 for each of the twelve months during the period beginning April 1, 2001 and ending March 31, 2002, and approximately $35,000 for each of the twelve months beginning April 1, 2002 and ending March 31, 2003. The average amount of payments for the lease for each of the sixty months during the period beginning April 1, 1998 and ending March 31, 2003 will be approximately $34,000.

     On December 1, 1997, the Registrant began leasing an approximately 18,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda. Monthly payments for the lease totaled approximately $4,000 for the first month of the lease, after which the rent increased to approximately $6,000 for each of the remaining thirty-four months of the lease. Pursuant to its terms, the lease will expire on November 30, 2000 unless the Registrant elects to exercise its option to renew the lease for an additional three-year period.

     The Registrant is in the process of relocating its channel assembly center from its previous location in Stone Mountain, Georgia to the same premises as its distribution facility in Tucker, Georgia. The Stone Mountain lease is scheduled to terminate on September 30, 2000 and provides for lease payments of approximately $12,000 per month. The Registrant may terminate the lease upon completion of each year of the lease by paying any unamortized brokers' fee with respect to the lease.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

Item 4(A). EXECUTIVE OFFICERS OF THE COMPANY

     The executive officers of the Registrant, their ages and their present positions are as follows:

Name                Age   Position

Gerald Diamond      60   Chairman of the Board, Chief Executive Officer and
                         Director of the Registrant and SED International

Ray D. Risner       53   President, Chief Operating Officer and Director of
                         the Registrant and SED International

Larry G. Ayers      52   Vice President-Finance, Chief Financial Officer,
                         Secretary and Treasurer of the Registrant and SED
                         International

Mark Diamond        33   Executive Vice President and Director of the
                         Registrant and SED International

Jean Diamond        57   Vice President of SED International

Harvey R. Linder    49   Vice President, General Counsel and Assistant
                         Secretary of the Registrant and SED International

Brian D. Paterson   29   Senior Vice President-Purchasing and Marketing of
                         the Registrant and SED International

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

     Ray D. Risner. Mr. Risner has been a director of the Registrant since November 1994 and has served as President and Chief Operating Officer of the Registrant since May 1995. Mr. Risner served as Executive Vice President-Administration from February 1995 to May 1995. He has served as President and Chief Operating Officer of SED International since May 1995. Mr. Risner served as Vice Chairman of RJM Group, Inc., a private investment advisory firm, from 1989 to 1994. From 1987 to 1989, he served as Vice President, Financial Administration of RJR

Nabisco, Inc. Mr. Risner is also a trustee and Vice Chairman of The National Faculty and a member of the Board of American Red Cross Chapter, Atlanta, Georgia.

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

     Mark Diamond. Mr. Diamond has been a director of the Registrant since September 1996. He has been employed by the Registrant in various capacities since January 1987. In June 1995, Mr. Diamond was elected Executive Vice President of the Registrant and in August 1995 was elected Executive Vice President of SED International. Mark Diamond is the son of Gerald Diamond and Jean Diamond.

     Jean Diamond.  Ms. Diamond was elected Vice President of SED
International in August 1994. From 1986 to August 1994, she served as Manager of Credit of SED International. Jean Diamond is the wife of Gerald Diamond and the mother of Mark Diamond.

     Harvey R. Linder. Mr. Linder was elected Vice President, General Counsel and Assistant Secretary of the Registrant and SED International effective December 1, 1997. Mr. Linder served as Vice President, General Counsel and Secretary of Orion Management Services, Inc. from November 1996 to July 1997. Mr. Linder served as Vice President, General Counsel and Secretary of Laroche Industries Inc. from 1986 through 1996. From 1975 through 1986 Mr. Linder held various positions with U.S. Steel, including Superintendent of Employee Relations of USS Clairton Works and Director of Employee Relations for the U.S. Steel Agri-Chemicals Division.

     Brian D. Paterson. Mr. Paterson has served as Senior Vice President - Purchasing/Marketing of the Registrant and SED International since August 1997. Mr. Paterson has been employed by SED International since July 1992 and served in various capacities, most recently as Vice President - Purchasing, from October 1995 to August 1997. Mr. Paterson is the son-in-law of Gerald Diamond and Jean Diamond.

                                PART II

Item 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     Information regarding the range of high and low sales prices for the common stock of the Registrant for each full quarterly period for fiscal 1998 and 1997 as reported by the Nasdaq National Market ("Nasdaq") and the number of holders of common stock of the Registrant (including individual participants in securities position listings) is incorporated by reference to "Price Range of Common Stock" on the inside back cover of the Registrant's 1998 Annual Report to Stockholders.

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

Item 6.   SELECTED FINANCIAL DATA

     Selected financial information about the Registrant is incorporated herein by reference to "Selected Income Statement Data" and "Selected Balance Sheet Data" on page 1 of the Registrant's 1998 Annual Report to Stockholders.

Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     Information and a discussion regarding the Registrant's financial condition and results of operations are incorporated herein by reference to "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 10 through 14 of the Registrant's 1998 Annual Report to Stockholders.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements of the Registrant, notes thereto, and independent auditors' report thereon are incorporated herein by reference to pages 15 through 24 of the Registrant's 1998 Annual Report to Stockholders.

Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Information regarding the Registrant's directors is incorporated herein by reference to the section of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled for November 10, 1998 (the "Proxy Statement") entitled "Proposal 1 - Election of Directors."

     Information regarding the Registrant's executive officers is incorporated herein by reference to Item 4(A) of Part I of this Form 10-K.

Item 11.  EXECUTIVE COMPENSATION

     Information regarding the Registrant's compensation of its executive officers and directors is incorporated herein by reference to the sections of the Proxy Statement entitled "Proposal 1 -Election of Directors" and "Executive Compensation."

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

               - Independent Auditors' Report

               - Consolidated Balance Sheets at June 30, 1997 and 1998

               - Consolidated Statements of Earnings for the years ended
                 June 30, 1996, 1997 and 1998

               - Consolidated Statements of Stockholders' Equity for the
                 years ended June 30, 1996, 1997 and 1998

               - Consolidated Statements of Cash Flows for the years ended
                 June 30, 1996, 1997 and 1998

               - Notes to Consolidated Financial Statements

          2.   Financial Statement Schedules.
               - Schedules:

                         Schedule                Description
                            II         Valuation and Qualifying Accounts

               Schedules other than the Schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3.   Exhibits Incorporated by Reference or Filed with this
               Report.

Exhibit
Number           Description

3.1 Restated Certificate of Incorporation of SED International Holdings, Inc. (the "Registrant").+
3.2       Amended and Restated By-Laws of the Registrant.(1)

4.1 See Exhibits 3.1 and 3.2 for provisions of the Certificate of Incorporation, as amended, and Amended and Restated By-Laws of the Registrant defining rights of holders of Common Stock of the Registrant.
4.2 Form of Rights Agreement, dated as of October 31, 1996 between the Registrant and National City Bank (2)
10.1 Form of Lease Agreement dated as of January 1, 1991 between Royal Park Registrant and SED International, Inc. (Formerly Southern Electronics Distributors, Inc.) ("SED International")(3)
10.2 Lease Agreement dated May 16, 1990 between The Equitable Life Assurance Society of the United States and SED International(4), as amended March 20,1992.(5)
10.3 Lease Agreement dated September 16, 1989 between Industrial Distribution Group, Inc. and SED International(6), as amended August 19, 1991.(7)
10.4 Lease Agreement dated January 15, 1992 between SED International and RW Building One Associates.(8)
10.5 Southern Electronics Corporation 1986 Stock Option Plan dated September 3, 1986, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement.(9)/*/
10.6 Form of First Amendment dated September 14, 1989 to Southern Electronics Corporation 1986 Stock Option Plan.(10)/*/
10.7 Second Amendment dated November 7, 1989 to Southern Electronics Corporation 1996 Stock Option Plan.(11)/*/
10.8 Third Amendment dated July 17, 1992 to Southern Electronics Corporation 1986 Stock Option Plan.(12)/*/
10.9 Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(13)/*/
10.10 First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan.(14)/*/
10.11 Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan.(15)/*/
10.12 Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement. (16) /*/
10.13 First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan.(17)/*/
10.14 Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan.(18)
10.17 Form of NonQualified Stock Option Agreement dated as of August 28, 1992 between the Registrant and Cary Rosenthal.(19)/*/
10.18 Form of NonQualified Stock Option Agreement dated as of August 28, 1992 between the Registrant and G. William Speer.(20)/*/
10.19 Employment Agreements dated November 7, 1989, between the Registrant, SED International and each of Gerald Diamond and Jean Diamond (21)/*/, each as amended by form of Amendment No. 1 dated September 24, 1991.(22)/*/
10.20 SED International, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and Savings Plan Adoption Agreement.(23)/*/
10.21 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and SED International.(24)/*/
10.22 Form of Indemnification Agreement entered into with each of the directors and officers of the Registrant and the Registrant.(25)
10.23 Lease Agreement dated November 1992 between H.G. Pattillo and Elizabeth M. Pattillo and SED International.(26)
10.24 Lease Agreement dated August 9, 1993 between New World Partners Joint Venture and SED International and Addendum I thereto ("NWPJV Lease"). (27)
10.25 Second Addendum to NWPJV Lease dated January 10, 1996 among New World Partners Joint Venture, New World Partners Joint Venture Number Two and SED International. (28)
10.26 Third Addendum to NWPJV Lease dated July 24, 1996 between New World Partners Joint Venture Number Two and SED International.
          (29)
10.27     Amendment to Lease for 4775 N. Royal Atlanta Drive.(30)
10.28 Form of NonQualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and Cary Rosenthal (see Exhibit 10.17)./*/
10.29 Form of NonQualified Stock Option Agreement dated as of May 21, 1993 between the Registrant and G. William Speer (see Exhibit 10.18)./*/
10.30 Form of NonQualified Stock Option Agreement, dated as of September 13, 1994 between the Registrant and Cary Rosenthal (see
          Exhibit 10.18)./*/
10.31 Form of NonQualified Stock Option Agreement dated as of September 13, 1994 between the Registrant and G. William Speer (see Exhibit 10.18)./*/
10.32     Form of NonQualified Stock Option Agreement for Directors.(31)
10.34 1995 Formula Stock Option Plan, together with related form of NonQualified Stock Option Agreement.(32)
10.35 Agreement and Plan of Reorganization dated December 14, 1995, among USC Acquisition Corporation, U.S. Computer of North America, Inc. and David Steiner.(33)
10.36 Adoption Agreement for Swerdlin & Registrant Regional Prototype Standardized 401(k) Profit Sharing Plan and Trust, as amended.
          (34)
10.37 Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan (35)
10.38 Industrial Real Estate Lease (Multi-Tenant Facility) dated as of March 6, 1997, between Majestic Realty Co. and Patrician Associates, Inc., as landlord (the "Landlord"), and SED International, as Tenant, together with Option to Extend Term dated as of March 26, 1997, between the Landlord and SED International, as Tenant. (36)
10.39 Asset Purchase Agreement dated as of June 27, 1997, between SED International and Globelle, Inc. (37)
10.40 Lease Agreement made August 11, 1997, between Gwinnett Industries, Inc. and SED International. (38)
10.41 Amended and Restated Credit Agreement dated as of August 13, 1997 among the Registrant and SED International, as Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, as Banks, and Wachovia Bank, N.A., as Agent. (39)
10.42 First Amendment to Amended and Restated Credit Agreement dated as of September 22, 1997 among the Registrant and SED International, as Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, as Banks, and Wachovia Bank, N.A., as Agent. +
10.43 Second Amendment to Amended and Restated Credit Agreement dated as of October 15, 1997 among the Registrant and SED International, as Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, as Banks, and Wachovia Bank, N.A., as Agent. (40)
10.44 Third Amendment to Amended and Restated Credit Agreement dated as of January 8, 1998 among the Registrant and SED International, as Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, as Banks, and Wachovia Bank, N.A., as Agent. (41)
10.45 Lease Agreement made February 3, 1998, between First Industrial Harrisburg, L.P. and SED International. +
10.46 Fourth Amendment to Amended and Restated Credit Agreement dated as of June 30, 1998 among the Registrant and SED International, as Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, as Banks, and Wachovia Bank, N.A., as Agent. +
10.47 Fifth Amendment to Amended and Restated Credit Agreement dated as of June 30, 1998 among the Registrant and SED International, as Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, as Banks, and Wachovia Bank, N.A., as Agent. +
10.48 Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Gerald Diamond. +
10.49 Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond. +
11        Statement regarding computation of per share earnings. +
13 Form of SED International Holdings, Inc. 1998 Annual Report to Stockholders (only the portions incorporated by reference into this report are deemed "filed" with the Securities and Exchange Commission). +
21        Subsidiaries of the Registrant. +
23        Independent Auditors' Consent. +
24        Power of Attorney.  See signature page to this Registration
          Statement.
27        Financial Data Schedule. +
--------------------
+  Filed herewith.
/*/Management contract or compensatory plan or arrangement with one or more directors or executive officers.
(1) Incorporated herein by reference to exhibit of same number to Registrant's Registration Statement ("Registration Statement") on Form S1, filed September 5, 1986 (Reg. No. 338494).
(2) Incorporated herein by reference to Exhibit 7 to the Registrant's Current Report on Form 8-K dated October 30, 1996.
(3) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1991 (SEC File No. 016345) ("1991 Form 10K").
(4) Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1990 (SEC File No. 016345) ("1990 Form 10K").
(5) Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1992 (SEC File No. 016345) ("1992 Form 10K").
(6) Incorporated herein by reference to Exhibit 10.9 to Registrant's 1990 Form 10K.
(7) Incorporated herein by reference to Exhibit 10.6 to Registrant's Registration Statement.
(8) Incorporated herein by reference to Exhibit 10.7 to Registrant's 1992 Form 10K.
(9) Incorporated herein by reference to Exhibit 10.12 to Registrant's Registration Statement.
(10) Incorporated herein by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1988 (SEC File No. 016345).
(11) Incorporated herein by reference to Exhibit 10.25 to Registrant's 1990 Form 10K.
(12) Incorporated herein by reference to Exhibit 10.12 to Registrant's 1992 Form 10K.
(13) Incorporated herein by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1988 (SEC File No. 016345).
(14) Incorporated herein by reference to Exhibit 10.26 to Registrant's 1990 Form 10K.
(15) Incorporated herein by reference to Exhibit 10.15 to Registrant's 1992 Form 10K.
(16) Incorporated herein by reference to Annex A to Registrant's definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 016345).
(17) Incorporated herein by reference to Exhibit 10.17 to Registrant's 1992 Form 10K.
(18) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 016345).
(19) Incorporated herein by reference to Exhibit 10.18 to Registrant's 1992 Form 10K.
(20) Incorporated herein by reference to Exhibit 10.19 to Registrant's 1992 Form 10K.
(21) Incorporated herein by reference to Exhibit 6(a) to Registrant's Quarterly Report on Form 10Q for the quarterly period ended December 31, 1989 (SEC File No. 016345).
(22) Incorporated herein by reference to Exhibit 10.13 to Registrant's 1991 Form 10K.
(23) Incorporated herein by reference to Exhibit 10.15 to Registrant's 1991 Form 10K.
(24) Incorporated herein by reference to Exhibit 10.16 to Registrant's 1991 Form 10K.
(25) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 016345) ("1995 Form 10K").
(26) Incorporated herein by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10K for the fiscal year ended June 30, 1993 (SEC File No. 016345) ("1993 Form 10K").
(27) Incorporated herein by reference to Exhibit 10.25 to Registrant's 1993 Form 10K.

(28) Incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form l0K for the fiscal year ended June 30, 1996 (SEC File No. 016345) ("1996 Form 10K").
(29) Incorporated herein by reference to Exhibit 10.33 to Registrant's 1996 Form 10K.
(30) Incorporated herein by reference to Exhibit 10.26 to Registrant's 1995 Form 10K.
(31) Incorporated herein by reference to Exhibit 10.29 to Registrant's 1995 Form 10K.
(32) Incorporated herein by reference to Appendix B to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 016345).
(33) Incorporated herein by reference to Exhibit 2 to Registrant's Current Report on Form 8K filed with the SEC on December 28, 1995 (SEC File No. 016345).
(34) Incorporated herein by reference to Exhibit 10.41 to Registrant's 1996 Form 10K.
(35) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 016345).
(36) Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 016345).
(37) Incorporated herein by reference to the Registrant's Current Report on Form 8-K dated June 27, 1997.
(38) Incorporated herein by reference to Exhibit 10.40 to Registrant's Annual report on Form 10K for the fiscal year ended June 30, 1997 (SEC File No. 016345) ("1997 Form 10K").
(39) Incorporated herein by reference to Exhibit 10.41 to Registrant's 1997 Form 10K.
(40) Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1997 (SEC File No. 016345).
(41) Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1998 (SEC File No. 016345).

(b)  Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1998.

SED INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
----------------------------------------------------------------------------------------------------------------------------
          A                                          B           C                   D              E                  F
                                                Balance at   Charged to                          Charged          Balance at
                                                 Beginning   Costs and                           to Other             End
       Description                               of Period    Expenses          Deductions1      Accounts2         of Period
-----------------------------------------------------------------------------------------------------------------------------
Year ended June 30, 1996;
  allowance for doubtful accounts. . . . . . . $  845,000    $1,642,000        $(1,846,000)       $500,000        $1,141,000
Year ended June 30, 1997;
       allowance for doubtful accounts . . . .  1,141,000     1,391,000         (1,430,000)                        1,102,000
Year ended June 30, 1998;
       allowance for doubtful accounts . . . .  1,102,000     5,911,000         (4,813,000)        162,000         2,362,000


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

                                   SED INTERNATIONAL HOLDINGS, INC.

Date: September 28, 1998           By:   /s/ Larry G. Ayers
                                   Larry G. Ayers
                                   Vice President - Finance, Chief
                                   Financial Officer, Secretary and
                                   Treasurer

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of September, 1998.


                                   /s/ Gerald Diamond

                                   Gerald Diamond
                                   Chairman of the Board, Chief Executive
                                   Officer and Director
                                   (principal executive officer)

                                   /s/ Larry G. Ayers

                                   Larry G. Ayers
                                   Vice President - Finance, Chief
                                   Financial Officer, Secretary and
                                   Treasurer
                                   (principal financial and accounting
                                   officer)


                                   /s/ Stewart I. Aaron
                                   Stewart I. Aaron
                                   Director


                                   /s/ Joel Cohen
                                   Joel Cohen
                                   Director


                                   /s/ Mark Diamond
                                   Mark Diamond
                                   Director


                                   /s/ Ray D. Risner
                                   Ray D. Risner
                                   Director


                                   /s/ Cary Rosenthal
                                   Cary Rosenthal
                                   Director