Form 10-Q
period 1998-09-30
SED INTERNATIONAL HOLDINGS INC
filed 1998-11-13
CIK 800286

THIS CONFORMING PAPER FORMAT DOCUMENT IS BEING SUBMITTED
              PURSUANT TO RULE 901(d) OF REGULATION S-T

                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1998

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

At October 20, 1998, there were 9,608,703 shares of Common Stock, $.01 par value, outstanding.

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

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 7-10

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

ITEM 1:  FINANCIAL STATEMENTS

                                            SED International Holdings, Inc.
                                                    And Subsidiaries

                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    September 30,         June 30,
                      ASSETS                                           1998                 1998
                                                                    (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                     $ 11,323,000        $  2,693,000
     Trade accounts receivable, net                                  70,207,000          86,298,000
     Inventories                                                     65,833,000         141,196,000
     Prepaid income taxes                                                    --           3,489,000
     Deferred income taxes                                            1,827,000           1,827,000
     Other current assets                                             2,004,000           1,528,000
                                                                   ------------        ------------
               TOTAL CURRENT ASSETS                                 151,194,000         237,031,000

PROPERTY AND EQUIPMENT, net                                           9,321,000           9,490,000

INTANGIBLES, net                                                     19,827,000          20,044,000
                                                                   ------------        ------------
                                                                   $180,342,000        $266,565,000
                                                                   ============        ============


           LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
     Trade accounts payable                                        $ 71,204,000        $122,959,000
     Accrued liabilities                                              6,965,000           6,331,000
     Income taxes payable                                                60,000                  --
                                                                   ------------        ------------
               TOTAL CURRENT LIABILITIES                             78,229,000         129,290,000

REVOLVING BANK DEBT                                                          --          31,000,000

STOCKHOLDERS' EQUITY:
     Preferred Stock
          129,500 shares authorized, none issued
     Common stock, $.01 par value; 100,000,000 shares
          authorized; 10,857,711 shares (September 30, 1998)
          and 10,862,211 shares (June 30, 1998) issued                  108,000             108,000
     Additional paid-in capital                                      70,631,000          70,659,000
     Retained earnings                                               39,182,000          38,840,000
     Cumulative translation cost                                       (552,000)           (119,000)
     Treasury stock, at cost, 1,249,008 shares
        (September 30, 1998) and 345,608 shares
        (June 30, 1998)                                              (7,017,000)         (2,937,000)
     Prepaid compensation - stock awards                               (239,000)           (276,000)
                                                                   ------------        ------------
                                                                    102,113,000         106,275,000
                                                                   ------------        ------------
                                                                   $180,342,000        $266,565,000
                                                                   ============        ============

                 SED International Holdings, Inc.
                         And Subsidiaries

          CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
                           (Unaudited)



                                                                         Three Months Ended
                                                                             September 30,
                                                                       1998                1997
  NET SALES                                                        $217,013,000        $214,032,000
                                                                   ------------        ------------
  COST AND EXPENSES
   Including buying and occupancy expenses                          205,788,000         202,425,000
   Selling, general, and administrative                              10,124,000           6,774,000
   Start-up expenses                                                         --           1,400,000
                                                                   ------------        ------------
                                                                    215,912,000         210,599,000
                                                                   ------------        ------------

  OPERATING INCOME                                                    1,101,000           3,433,000

  INTEREST EXPENSE                                                      319,000           1,124,000
                                                                   ------------        ------------

  EARNINGS BEFORE INCOME TAXES                                          782,000           2,309,000

  INCOME TAXES                                                          440,000             900,000
                                                                   ------------        ------------
  NET EARNINGS                                                     $    342,000        $  1,409,000
                                                                   ============        ============
  NET EARNINGS PER COMMON SHARE:
   Basic                                                                   $.03                $.20
   Diluted                                                                  .03                 .18

  WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                             10,253,000           7,238,000
   Diluted                                                           10,296,000           7,940,000

                                              SED International Holdings, Inc.
                                                      And Subsidiaries

                                             CONDENSED CONSOLIDATED STATEMENTS
                                                  OF STOCKHOLDERS' EQUITY
                                                        (Unaudited)


                         Common Stock        Additional                   Cumulative                                Prepaid
                                     Par       Paid-In        Retained    Translation         Treasury Stock     Compensation
                       Shares       Value      Capital        Earnings    Adjustment      Shares       Cost       Stock Awards
BALANCE,
 June 30, 1998       10,862,211    $108,000   $70,659,000   $38,840,000   $(119,000)      345,608   $(2,937,000)   $(276,000)

 Amortization of
   stock awards                                                                                                        6,000

 Stock awards
   cancelled             (4,900)                  (31,000)                                                            31,000

 Stock options
   exercised                400                     3,000

 Treasury stock
   purchased                                                                              903,400    (4,080,000)

 Net earnings                                                   342,000

 Translation
   adjustments                                                             (433,000)
                     ----------    --------   -----------   -----------   ---------     ---------   -----------    ---------
BALANCE,
 September 30, 1998  10,857,711    $108,000   $70,631,000   $39,182,000   $(552,000)    1,249,008   $(7,017,000)   $(239,000)
                     ==========    ========   ===========   ===========   =========     =========   ===========    =========


    See notes to condensed consolidated financial statements.

                  SED International Holdings, Inc.
                          And Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)




                                                                          Three Months Ended
                                                                            September 30,
                                                                      1998                 1997
  OPERATING ACTIVITIES:
   Net earnings                                                    $   342,000         $ 1,409,000
   Adjustments to reconcile net earnings
    to net cash provided by
    (used in) operating activities
   Depreciation and amortization                                       889,000             457,000
   Compensation - stock awards                                           6,000              27,000
   Changes in assets and liabilities                                43,406,000         (18,046,000)
                                                                   -----------         -----------
      Net cash provided by (used in)
        operating activities                                        44,643,000         (16,153,000)
                                                                   -----------         -----------

  INVESTING ACTIVITIES:
   Purchases of equipment, net                                        (503,000)        (1,304,000)
   Purchase of distribution rights                                          --           (199,000)
                                                                   -----------         ----------
      Net cash used in investing activities                           (503,000)        (1,503,000)
                                                                   -----------         ----------

  FINANCING ACTIVITIES:
   Borrowings (payments) under line of credit, net                 (31,000,000)        18,000,000
   Proceeds from issuance of common stock, net                           3,000            391,000
   Purchase of treasury stock                                       (4,080,000)           (77,000)
                                                                   -----------         ----------
      Net cash provided by (used in)
        financing activities                                       (35,077,000)        18,314,000

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (433,000)                --
                                                                   -----------         ----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                          8,630,000            658,000

  CASH AND CASH EQUIVALENTS, beginning of period                     2,693,000            783,000
                                                                   ------------        -----------

 CASH AND CASH EQUIVALENTS, end of period                          $ 11,323,000        $ 1,441,000
                                                                   ============        ===========

                 SED International Holdings, Inc.
                         And Subsidiaries

  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Three Months  Ended September 30, 1998 and 1997


A.   Interim Financial Statements:

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED Magna Distribuidora Ltda., SED Magna (Miami), Inc. and SED International de Colombia Ltda. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended September 30, 1998 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K, filed with the Securities and Exchange Commission for the year ended June 30, 1998.

B.   Start-up Expense:

     As a result of a transaction with Globelle, Inc. ("Globelle") in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced sales people formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures, and product offerings, and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred $1.4 million of start-up expenses during the first fiscal quarter ended September 30, 1997 reflecting costs associated with the hiring of new sales people, opening new sales offices and other transition expenses.


C.   Stockholders' Equity:

     Between September 3, 1998 and September 11, 1998, the Company repurchased 903,400 shares of its common stock for $4,080,000 in open market transactions under a previously announced buy-back program.

D.   Earnings Per Share:

     Beginning with the quarter ended December 31, 1997, earnings per share ("EPS") is computed in accordance with Statement of Financial Accounting Standards Number ("SFAS") 128. All prior period EPS data
     has been restated to conform with SFAS 128.   For the periods
     presented, the Company's diluted EPS differs from basic EPS solely from the effect of dilutive stock options.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net sales increased 1.4% or $3.0 million, to $217.0 million in the first quarter ended September 30, 1998 compared to $214.0 million in the first quarter ended September 30, 1997. This growth resulted from an increase in United States domestic net sales, a decline in net sales to customers for export principally in Latin America and a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December, 1997 and operates as SED Magna Distribuidora Ltda.) and Colombia (commenced operations in May, 1998 and operates as SED International de Colombia Ltda.). Net sales in the United States increased approximately 14.8%, or $18.0 million, to $139.3 million in the first quarter ended September 30, 1998 compared to $121.3 million in the first quarter ended September 30, 1997, primarily due to increased sales of printers and computer processors which was offset by lower sales of mass storage products. Net sales for export and in-country sales in Brazil and Colombia decreased 16.2%, or $15.0 million, to $77.7 million in the first quarter ended September 30, 1998 compared to $92.7 million in the first quarter ended September 30, 1997, primarily due to lower export sales of mass storage products which was offset by in-country sales in Brazil and Colombia. Sales of microcomputer products represented approximately 90.3% of the Company's first quarter net sales compared to 84.7% for the same period last year. Sales of wireless telephone products accounted for approximately 9.7% of the Company's first quarter net sales compared to 15.3% for the same period last year.

Gross profit decreased 3.3%, or $.4 million, to $11.2 million in the first quarter ended September 30, 1998 compared to $11.6 million in the first quarter ended September 30, 1997. Gross profit as a percentage of net sales decreased to 5.2% in the first quarter ended September 30, 1998 from 5.4% in the first quarter ended September 30, 1997. The decrease in the gross profit percentage was primarily due to competitive pricing.

Selling, general and administrative expenses (excluding $1.4 million of start-up expenses during the quarter ended September 30, 1997) increased 86.8%, or $3.3 million, to $10.1 million in the first quarter ended September 30, 1998, compared to $6.8 million in the first quarter ended September 30, 1997. These expenses as a percentage of net sales increased to 4.7% in the first quarter ended September 30, 1998 compared to 3.2% in the first quarter ended September 30, 1997. The dollar increase in these expenses was primarily due to new and expanded U.S. distribution facilities, and expenses of operations in Latin America. Additionally, the Company incurred higher charges for uncollectible customer accounts.

As a result of a transaction with Globelle in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced salespeople formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures and product offerings, and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred $1.4 million of start-up expenses during the fiscal quarter ended September 30, 1997

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

reflecting costs associated with the hiring of new sales people, opening new sales offices and other transition expenses.

Net interest expense decreased 72.7%, or $.8 million, to $.3 million in the first quarter ended September 30, 1998 compared to $1.1 million in the first quarter ended September 30, 1997. The decrease in interest expense was primarily due to lower average borrowings.

Income tax expense was recorded at an effective annual rate of 56.3% in the first quarter ended September 30, 1998 compared to 39.0% in the first quarter ended September 30, 1997. The increase in the effective rate relates primarily to non-deductible goodwill amortization expense and valuation allowances on foreign losses.

Liquidity and Capital Resources

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

Operating activities provided $44.6 million in the first quarter ended September 30, 1998. The source of cash in the first quarter ended September 30, 1998 resulted primarily from decreases of $16.1 million in accounts receivable and $75.4 million in inventory, offset by a $51.8 million decrease in accounts payable.

Investing activities used $.5 million in the first quarter ended September 30, 1998 to purchase equipment.

Financing activities used $35.1 million in the first quarter ended September 30, 1998. The Company used $31.0 million to repay borrowings under its line of credit and $4.1 million to repurchase shares of its common stock.

The Company has a Credit Agreement, which provides for a secured line of credit of $100.0 million. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (8.5% at September 30, 1998) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Credit Agreement requires a commitment fee of .125% of the unused commitment. The Credit Agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Credit Agreement expires in August 2000. At September 30, 1998, the Company had no borrowings under this Agreement. The Company was not in compliance with certain financial covenants of the Agreement at September 30, 1998. The Company has received waiver of such covenants.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


Management believes that the Credit Agreement together with vendor lines of credit and internally generated funds will be sufficient to satisfy its working capital needs during fiscal 1999. The Credit Agreement permits up to $30.0 million to be borrowed for the purpose of financing acquisitions, subject to a limitation of $15.0 million for any one acquisition, and further subject to compliance with the other terms of the Credit Agreement.

Inflation and Price Levels

Inflation has not had a significant impact on the Company's business because of the typically decreasing costs of products sold by the Company. The Company also receives vendor price protection for a significant portion of its inventory. In the event a vendor reduces its prices for goods purchased by the Company prior to the Company's sale of such goods, the Company generally has been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for a credit against the purchase price. As the Company pursues its growth strategy to acquire businesses and assets in foreign countries, the Company may operate in certain countries that have experienced high rates of inflation and hyperinflation. At this time, management does not expect that inflation will have a material impact on the Company's business in the immediate future.

Year 2000

The Company is currently evaluating its major computer software and operating systems to determine their respective date sensitivity in light of the possible inability of certain computer programs to handle dates beyond the year 1999 (the "Year 2000 Issue"). The Company's plans for dealing with the Year 2000 Issue include the following phases: inventorying affected technology and assessing potential impact of the Year 2000 Issue; determining the need for software and operating system upgrades and replacements; implementing and testing newly installed software and operating systems; and developing contingency plans. Many of the Company's software and operating systems have already been updated to the latest versions available.

The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company may be adversely impacted if these suppliers do not make necessary changes to their own systems and products successfully in a timely manner.

The cost to the Company of software and hardware remediation was approximately $250,000 during fiscal 1998 and is estimated to be $200,000 during fiscal 1999, and $50,000 during fiscal 2000. The total cost of updating the Company's software and operating systems is currently estimated at approximately $500,000.

Potential risk factors for the Company relating to the Year 2000 Issue may include loss of order processing and order shipment capabilities, the potential inability to effectively manage distribution center inventory, and potential complications with telephone or e-mail communications. The Company currently believes that the majority of its mission critical systems pose a low risk to the Company's overall operational abilities, because the Company has updated most of its software and operating systems to recent versions. Furthermore, the Company is currently taking measures to ensure that its systems that pose a potentially higher risk

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


to the Company's overall operational abilities will be updated within a reasonable time frame.

The Company believes that it is taking the appropriate measures to develop contingency plans that address the likely worst case scenarios relating to the Year 2000 Issue. Although the Company believes that the measures it is currently undertaking and intends to undertake will adequately address the Year 2000 Issue, it has still developed alternative plans should potential complications arise.

Though essential to the operation of the Company's business, the software and operating systems that the Company currently utilizes may be supplemented by manual processing and shipment of orders.

Forward-Looking Information

The matters discussed herein contain certain forward-looking statements that represent the Company's expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans and non-historical Year 2000 information. When used by or on behalf of the Company, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan," and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) as well as general economic conditions and industry trends, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisition on a favorable basis, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

                    PART II - OTHER INFORMATION



Item 1. Legal Proceedings

          Not applicable

Item 2. Changes in Securities

          Not applicable

Item 3. Default Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          The Company's 1998 Annual Meeting of Stockholders was held on November 10, 1998 for the following purposes: (i)to elect two Class I directors for terms to expire at the 2001 Annual Meeting of Stockholders; (ii) to change the state of incorporation of the Company from Delaware to Georgia; (iii) to approve an amendment to the Company's 1997 Stock Option Plan to increase the number of shares available for issuance by 200,000. The voting results on the foregoing matters, which were all approved, were as follows:

          Proposal 1 - Election of Directors

          Nominee               For        Authority Withheld     Against
          Stewart Aaron      8,579,803          2,400                -0-
          Mark Diamond       8,539,970         49,677                -0-

          Proposal 2 - To change the state of incorporation of the Company from Delaware to Georgia

              For         Against     Abstained     Broker Non-Votes
          7,828,876      1,254,637       19,450         375,778

          Proposal 3 - To approve an amendment to the Company's 1997 Stock Option Plan to increase the number of shares available for issuance by 200,000

              For         Against     Abstained     Broker Non-Votes
          7,265,149      1,774,311      63,503         375,778



Item 5. Other Information

          Shareholders who desire the Company to include notice of matter in the Company's Proxy Statement for its 1999 Annual
          Shareholders' Meeting under Rule 14a-4 of the Securities Exchange Act of 1934 and the by-laws of the Company must submit notice to the Company's Secretary no later than June 7, 1999.

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


                                       SED International Holdings, Inc.
                                            (Registrant)



  November 13, 1998                     /s/Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



  November 13, 1998                     /s/Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)

                          EXHIBIT INDEX



    Exhibit
    Number                   Description

      27.1    Financial Data Schedule

                                                          EXHIBIT 27.1

                               FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


PERIOD-TYPE                                                          3-MOS
FISCAL-YEAR-END                                                JUN-30-1999
PERIOD-END                                                     SEP-30-1998
CASH                                                            11,323,000
SECURITIES                                                               0
RECEIVABLES                                                     70,207,000
ALLOWANCES                                                       3,641,000
INVENTORY                                                       65,833,000
CURRENT-ASSETS                                                 151,194,000
PP&E                                                             9,321,000
ACCUMULATED DEPRECIATION                                         6,389,000
TOTAL-ASSETS                                                   180,342,000
CURRENT-LIABILITIES                                             78,229,000
BONDS                                                                    0
PREFERRED                                                                0
PREFERRED-MANDATORY                                                      0
COMMON                                                             108,000
OTHER-SE                                                       102,003,000
TOTAL-LIABILITY-AND-EQUITY                                     180,342,000
SALES                                                          217,013,000
TOTAL-REVENUES                                                 217,013,000
CGS                                                            205,788,000
TOTAL-COSTS                                                    205,788,000
OTHER-EXPENSES                                                  10,124,000
LOSS-PROVISION                                                           0
INTEREST-EXPENSE                                                   319,000
INCOME-PRETAX                                                      782,000
INCOME-TAX                                                         440,000
INCOME-CONTINUING                                                  342,000
DISCONTINUED                                                             0
EXTRAORDINARY                                                            0
CHANGES                                                                  0
NET-INCOME                                                         342,000
EPS-BASIC                                                             0.03
EPS-DILUTED                                                           0.03