Form 10-Q
period 1998-12-31
SED INTERNATIONAL HOLDINGS INC
filed 1999-02-16
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549

                              FORM 10-Q

(Mark One)

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1998

                                  OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from              to

                   Commission File Number  0-16345

                   SED International Holdings, Inc.
        (Exact name of Registrant as specified in its charter)


           GEORGIA                                    22-2715444
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


4916 North Royal Atlanta Drive, Tucker, Georgia              30085
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

At January 29, 1999, there were 8,735,353 shares of Common Stock, $.01 par value, outstanding.

                   SED International Holdings, Inc.
                           And Subsidiaries

                                INDEX



                                                                 Page

PART I.  FINANCIAL INFORMATION

         Item 1 - Financial Statements:

                 Condensed Consolidated Balance Sheets              2
                 Condensed Consolidated Statements of Operations 3 Condensed Consolidated Statements of Stockholders'
                   Equity                                           4
                 Condensed Consolidated Statements of Cash Flows 5 Notes to Condensed Consolidated Financial
                   Statements                                     6-7

         Item 2 - Management's Discussion and Analysis of
                   Financial Condition and Results of Operations 8-13

PART II. OTHER INFORMATION

         Item 1 - Legal Proceedings                                14

         Item 2 - Changes in Securities                            14

         Item 3 - Default Upon Senior Securities                   14

         Item 4 - Submission of Matters to a Vote of Security
                   Holders                                         14

         Item 5 - Other Information                                14

         Item 6 - Exhibits and Reports on Form 8-K                 14

ITEM 1:  FINANCIAL STATEMENTS

                                            SED International Holdings, Inc.
                                                    And Subsidiaries

                                          CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                            December 31,      June 30,
                      ASSETS                                                                    1998           1998
                                                                                            (Unaudited)
CURRENT ASSETS:
     Cash and cash equivalents                                                             $  5,368,000    $  2,693,000
     Trade accounts receivable, net                                                          64,834,000      86,298,000
     Inventories                                                                            100,127,000     141,196,000
     Prepaid income taxes                                                                            --       3,489,000
     Deferred income taxes                                                                    1,827,000       1,827,000
     Other current assets                                                                     2,054,000       1,528,000
                                                                                           ------------    ------------
               TOTAL CURRENT ASSETS                                                         174,210,000     237,031,000

PROPERTY AND EQUIPMENT, net                                                                   8,890,000       9,490,000

INTANGIBLES, net                                                                             21,952,000      20,044,000
                                                                                           ------------    ------------
                                                                                           $205,052,000    $266,565,000
                                                                                           ============    ============
         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Trade accounts payable                                                                $ 99,346,000    $122,959,000
     Accrued liabilities                                                                      7,451,000       6,331,000
     Income taxes payable                                                                       166,000              --
                                                                                           ------------    ------------
               TOTAL CURRENT LIABILITIES                                                    106,963,000     129,290,000

REVOLVING BANK DEBT                                                                                  --      31,000,000

STOCKHOLDERS' EQUITY:
     Preferred Stock
          129,500 shares authorized, none issued
     Common stock, $.01 par value; 100,000,000 shares
          authorized; 10,857,711 shares (December 31, 1998)
          and 10,862,211 shares (June 30, 1998) issued                                          108,000         108,000
     Additional paid-in capital                                                              70,631,000      70,659,000
     Retained earnings                                                                       38,909,000      38,840,000
     Cumulative translation cost                                                               (502,000)       (119,000)
     Treasury stock, at cost, 2,122,358 shares
     (December 31, 1998) and 345,608 shares
     (June 30, 1998)                                                                        (10,836,000)     (2,937,000)
     Prepaid compensation - stock awards                                                       (221,000)       (276,000)
                                                                                           ------------    ------------
                                                                                             98,089,000     106,275,000
                                                                                           ------------    ------------
                                                                                           $205,052,000    $266,565,000
                                                                                           ============    ============

                                            SED International Holdings, Inc.
                                                    And Subsidiaries

                                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                       (Unaudited)

                                                                Three Months Ended              Six Months Ended
                                                                   December 31,                   December 31,
                                                               1998          1997             1998            1997

  NET SALES                                                $171,235,000   $215,772,000    $388,248,000    $429,804,000
                                                           ------------   ------------    ------------    ------------

  COSTS AND EXPENSES
   Cost of sales including buying
    and occupancy expenses                                  160,015,000    202,584,000     365,803,000     405,009,000
  Selling, general, and administrative                       11,781,000      8,230,000      21,905,000      15,004,000
    Start-up expenses                                                --             --              --       1,400,000
                                                           ------------   ------------    ------------    ------------
                                                            171,796,000    210,814,000     387,708,000     421,413,000
                                                           ------------   ------------    ------------    ------------

  OPERATING INCOME (LOSS)                                      (561,000)     4,958,000         540,000       8,391,000

  INTEREST EXPENSE (INCOME), Net                               (107,000)       624,000         212,000       1,748,000
                                                           ------------   ------------    ------------    ------------

  EARNINGS (LOSS) BEFORE INCOME TAXES                          (454,000)     4,334,000         328,000       6,643,000

  INCOME TAXES (BENEFIT)                                       (181,000)     1,693,000         259,000       2,593,000
                                                           ------------   ------------    ------------    ------------

  NET EARNINGS (LOSS)                                      $   (273,000)  $  2,641,000    $     69,000    $  4,050,000
                                                           ============   ============    ============    ============

  OTHER COMPREHENSIVE INCOME (LOSS)
    Foreign currency translation adjustments                     50,000             --        (383,000)             --
                                                           ------------   ------------    ------------    ------------

  COMPREHENSIVE INCOME (LOSS)                              $   (223,000)  $  2,641,000     $  (314,000)   $  4,050,000
                                                           ============   ============     ===========    ============

  NET EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                                          $(.03)          $.26            $.01            $.46
   Diluted                                                         (.03)           .25             .01             .43

  WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                      9,399,000     10,190,000       9,889,000       8,714,000
   Diluted                                                    9,507,000     10,683,000       9,902,000       9,312,000



                                              SED International Holdings, Inc.
                                                      And Subsidiaries

                                             CONDENSED CONSOLIDATED STATEMENTS
                                                  OF STOCKHOLDERS' EQUITY
                                                        (Unaudited)

                                                                               Accumulated
                                                                                  Com-                               Com-
                                    Common Stock      Additional                prehen-                             pensa-
                                              Par      Paid-In     Retained       sive        Treasury Stock         tion
                                  Shares     Value     Capital     Earnings      (Loss)     Shares      Cost        Awards

BALANCE, June 30, 1998         10,862,211  $108,000  $70,659,000   $38,840,000  $(119,000)   345,608  $(2,937,000)  $(276,000)

  Amortization of
    stock awards                                                                                                       24,000

  Stock awards cancelled           (4,900)               (31,000)                                                      31,000

  Stock options exercised             400                  3,000

  Treasury stock purchased                                                                 1,776,750   (7,899,000)

  Net earnings                                                          69,000

  Translation adjustments                                                        (383,000)
                               ----------  --------  -----------   -----------  ---------  ---------  -----------   ---------

BALANCE, December 31, 1998     10,857,711  $108,000  $70,631,000   $38,909,000  $(502,000) 2,122,358  $(10,836,000) $(221,000)
                               ==========  ========  ===========   ===========  =========  =========  ============  =========

    See notes to condensed consolidated financial statements.

                  SED International Holdings, Inc.
                          And Subsidiaries

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Unaudited)




                                                                                   Six Months Ended
                                                                                     December 31,
                                                                                1998             1997
  OPERATING ACTIVITIES:
   Net earnings                                                             $    69,000      $ 4,050,000
   Adjustments to reconcile net earnings
    to net cash provided by
    (used in) operating activities
   Depreciation and amortization                                              1,758,000        1,245,000
   Compensation - stock awards                                                   24,000           57,000
   Changes in assets and liabilities,
      net of effects of acquired businesses                                  43,162,000      (32,496,000)
                                                                            -----------      -----------
       Net cash provided by (used in)
        operating activities                                                 45,013,000      (27,144,000)
                                                                            -----------      -----------

  INVESTING ACTIVITIES:
   Purchases of equipment, net                                                 (673,000)      (2,253,000)
   Purchase of business, net of cash acquired                                (2,386,000)        (370,000)
   Purchase of distribution rights                                                   --         (963,000)
                                                                            -----------      -----------
       Net cash used in investing activities                                 (3,059,000)      (3,586,000)
                                                                            -----------      -----------

  FINANCING ACTIVITIES:
   Payments under line of credit, net                                       (31,000,000)     (23,000,000)
   Proceeds from issuance of common stock, net                                    3,000       55,333,000
   Purchase of treasury stock                                                (7,899,000)         (77,000)
                                                                            -----------      -----------
       Net cash provided by (used in)
        financing activities                                                (38,896,000)      32,256,000

  EFFECT OF EXCHANGE RATE CHANGES ON CASH                                      (383,000)              --
                                                                            -----------      -----------

  NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,675,000        1,526,000

  CASH AND CASH EQUIVALENTS, beginning of period                              2,693,000          783,000
                                                                            -----------      -----------

  CASH AND CASH EQUIVALENTS, end of period                                  $ 5,368,000      $ 2,309,000
                                                                            ===========      ===========

                 SED International Holdings, Inc.
                         And Subsidiaries

  NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
  Six Months     Ended December 31, 1998 and 1997


  A. Interim Financial Statements

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED Magna Distribuidora Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda. and Intermaco S.R.L. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended December 31, 1998 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1998.

  B. Start-up Expense

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

  C. Share Repurchase

     During the six months ended December 31, 1998, the Company repurchased 1,776,750 shares of its common stock for $7,899,000 in open market transactions under a previously announced buy-back program.

  D. Acquisition

     Effective November 1, 1998, the Company acquired Intermaco S.R.L. (Intermaco), a Buenos Aires, Argentina based distributor of Hewlett-Packard products and other computer peripherals throughout Argentina, for approximately $4,460,000 in cash. The Company is required to pay additional amounts to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined, for the two succeeding twelve month periods commencing November 1, 1998. If paid, such amounts will be recorded as additional goodwill.

     This acquisition has been accounted for using the purchase method of accounting. Goodwill arising from this acquisition is being amortized using the straight-line method over 30 years. The operating results of the acquired business are included in the Company's consolidated statements of earnings from the effective date of acquisition. Pro forma results of operations for the six months ended December 31, 1998 and 1997 as if this acquisition had been completed on July 1, 1997 would not differ significantly from actual results achieved.

  E. Credit Agreement

     The Company has a Credit Agreement, which provides for a secured line of credit of $100.0 million. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (7.75% at December 31, 1998) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Credit Agreement requires a commitment fee of .125% of the unused commitment. The Credit Agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Credit Agreement expires in August 2000. At December 31, 1998, the Company had no borrowings under this Agreement.

     As of December 31, 1998, the Company was in violation of its fixed charges coverage and minimum consolidated tangible net worth covenants under its Credit Agreement with its lenders. The Company also expects that it will be in violation of these financial covenants as of March 31, 1999 based on current economic conditions. The lenders have waived the Company's violation of these covenants through February 28, 1999, provided, the Company and the lenders have agreed to amend these covenants on or before March 1, 1999. The Company and its lenders are currently discussing the terms of the amended fixed charges coverage and minimum consolidated tangible net worth covenants and anticipate amending these covenants on or before March 1, 1999.

  F. Subsequent Event

     The January 1999 devaluation in the Brazilian currency, the Real, should have a significant negative effect on the Company's operating results for the quarter ending March 31, 1999. The ultimate amount of the Company's devaluation loss will only be known when the currency stabilizes. However, based solely on January 1999 information, the currency loss would be in excess of $3.0 million. Furthermore, this devaluation and unfavorable business conditions in Latin America may negatively impact the Company's Latin American customers' abilities to meet their U.S. dollar obligations, including those due the Company. While the Company continues to believe that its export sales to and investments in Brazil and other Latin American countries can be beneficial in the long-term, it continues to evaluate the impact of current business conditions on its investments in inventories, accounts receivable, and long-term assets. The ultimate resolution of these matters (including the pending Amendment of the Company's Credit Agreement - Note E)could have a material adverse effect on the Company'sfinancial condition and operating results for the third quarter of fiscal 1999 and possibly for future quarters.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31, 1997

Net sales decreased 20.7% or $44.6 million, to $171.2 million in the second quarter ended December 31, 1998 compared to $215.8 million in the second quarter ended December 31, 1997. Information concerning the Company's domestic and foreign sales is summarized below:

                              Three Months Ended
                                 December 31,             Change
                               1998        1997       Amount   Percent
  United States:
    Domestic                  $102.4      $134.8      $(32.4)   24.0%
    Export                      44.8        77.5       (32.7)   42.2%

  Latin America                 25.0         3.5        21.5   614.3%

  Elimination                   (1.0)         -         (1.0)    N/A

  Consolidated                $171.2      $215.8      $(44.6)   20.7%

The overall decline resulted from a decrease in United States domestic net sales, a decline in net sales to customers for export principally to Latin America, and a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December 1997 and operating as SED Magna Distribuidora Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998).

The decrease in sales in the United States was primarily due to lower sales of mass storage products. Sales of microcomputer products represented approximately 84.6% of the Company's second quarter net sales compared to 86.6% for the same period last year. Sales of wireless telephone products accounted for approximately 15.4% of the Company's first quarter net sales compared to 13.4% for the same period last year.

Gross profit decreased 15.2%, or $2.0 million, to $11.2 million in the second quarter ended December 31, 1998 compared to $13.2 million in the second quarter ended December 31, 1997. Overall, total gross profit dollars have declined with sales. Gross profit as a percentage of net sales increased to 6.6% in the second quarter ended December 31, 1998 from 6.1% in the second quarter ended December 31, 1997. The change in gross profit as a percentage of sales was due to a combination of lower sales and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses increased 43.9%, or $3.6 million, to $11.8 million in the second quarter ended December 31, 1998, compared to $8.2 million in the second quarter ended December 31, 1997. These expenses as a percentage of net sales increased to 6.9% in the second quarter ended December 31, 1998 compared to 3.8% in the second quarter ended December 31, 1997. The dollar increase in these expenses is primarily due to an increment of $2 million in

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

accounts receivable reserves and the inclusion of operations of Latin American affiliates.

Net interest income was $.1 million in the second quarter ended December 31, 1998 compared to interest expense of $.6 million in the second quarter ended December 31, 1997. This net change resulted from a reduction in working capital requirements in the second quarter ended December 31, 1998.

Income tax benefit was recorded at an effective annual rate of 39.9% in the second quarter ended December 31, 1998 compared to an income tax expense of 39.1% in the second quarter ended December 31, 1997.

Six Months Ended December 31, 1998 Compared to Six Months Ended
December 31, 1997

Net sales decreased 9.7% or $41.6 million, to $388.2 million in the six months ended December 31, 1998 compared to $429.8 million in the six months ended December 31, 1997. Information concerning the Company's domestic and foreign sales is summarized below:

                               Six Months Ended
                                 December 31,            Change
                               1998        1997      Amount  Percent
  United States:
    Domestic                  $241.7      $256.1     $(14.4)     5.6%
    Export                     105.7       170.2      (64.5)    37.9%

  Latin America                 43.2         3.5       39.7  1,134.3%

  Elimination                   (2.4)         -        (2.4)     N/A

  Consolidated                $388.2      $429.8     $(41.6)     9.7%

The overall decline resulted from a decrease in United States domestic net sales, a decline in net sales to customers for export principally to Latin America, and a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December 1997 and operating as SED Magna Distribuidora Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998.)

The decrease in sales in the United States was primarily due to lower sales of mass storage products. Sales of microcomputer products represented approximately 87.8% of the Company's six month period ended December 31, 1998 net sales compared to 85.6% for the same period last year. Sales of wireless telephone products accounted for approximately 12.2% of the Company's six month period ended December 31, 1998 net sales compared to 14.4% for the same period last year.

Gross profit decreased 9.7%, or $2.4 million, to $22.4 million in the six months ended December 31, 1998 compared to $24.8 million in the six months ended December 31, 1997. Overall, total gross profit dollars have declined with sales. Gross profit as a percentage of net sales increased to 6.1% in the six months ended December 31, 1998 from 5.8% in the six months ended December 31, 1997. The change

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

in gross profit as a percentage of sales was due to a combination of lower sales and the change in the mix of products sold.

Selling, general and administrative expenses (excluding $1.4 million of start-up expenses during the quarter ended September 30, 1997) increased 46.0%, or $6.9 million, to $21.9 million in the six months ended December 31, 1998, compared to $15.0 million in the six months ended December 31, 1997. These expenses as a percentage of net sales increased to 5.6% in the six months ended December 31, 1998 compared to 3.5% in the six months ended December 31, 1997. The dollar increase in these expenses was primarily due to expenses of operations in Latin America and higher charges for uncollectible customer accounts.

Net interest expense decreased 87.9%, or $1.5 million, to $.2 million in the six months ended December 31, 1998 compared to $1.7 million in the six months ended December 31, 1997. The decrease in interest expense was primarily due to lower average borrowings.

Income tax expense was recorded at an effective annual rate of 79.0% in the six months ended December 31, 1998 compared to 39.0% in the six months ended December 31, 1997. The increase in the effective rate relates primarily to non-deductible goodwill amortization expense and valuation allowances on foreign losses.

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

Operating activities provided $45.0 million in the six months ended December 31, 1998. The source of cash in the six months ended December 31, 1998 resulted primarily from decreases of $21.5 million in accounts receivable and $44.1 million in inventory, offset by a $26.6 million decrease in accounts payable.

Investing activities used $.7 million in the six months ended December 31, 1998 to purchase equipment. The Company used $2.4 million, net of acquired cash, to purchase Intermaco S.R.L. in Argentina.

Financing activities used $38.9 million in the six months ended December 31, 1998. The Company used $31.0 million to repay borrowings under its line of credit and $7.9 million to repurchase shares of its common stock.

The Company has a Credit Agreement, which provides for a secured line of credit of $100.0 million. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (7.75% at December 31, 1998) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Credit Agreement requires a commitment fee of .125% of the unused commitment. The Credit Agreement is secured by accounts receivable and inventory and requires maintenance

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Credit Agreement expires in August 2000. At December 31, 1998, the Company had no borrowings under this Agreement.

As of December 31, 1998, the Company was in violation of its fixed charges coverage and minimum consolidated tangible net worth covenants under its Credit Agreement with its lenders. The Company also expects that it will be in violation of these financial covenants as of March 31, 1999 based on current economic conditions. The lenders have waived the Company's violation of these covenants through February 28, 1999, provided, the Company and the lenders have agreed to amend these covenants on or before March 1, 1999. The Company and its lenders are currently discussing the terms of the amended fixed charges coverage and minimum consolidated tangible net worth covenants and anticipate amending these covenants on or before March 1, 1999.

Management believes that the Credit Agreement (when amended) together with vendor lines of credit and internally generated funds will be sufficient to satisfy its working capital needs during fiscal 1999. The Credit Agreement permits up to $30.0 million to be borrowed for the purpose of financing acquisitions, subject to a limitation of $15.0 million for any one acquisition, and further subject to compliance with the other terms of the Credit Agreement.

Business Conditions

The January 1999 devaluation in the Brazilian currency, the Real, should have a significant negative effect on the Company's operating results for the quarter ending March 31, 1999. The ultimate amount of the Company's devaluation loss will only be known when the currency stabilizes. However, based solely on January 1999 information, the currency loss would be in excess of $3.0 million. Furthermore, this devaluation and unfavorable business conditions in Latin America may negatively impact the Company's Latin American customers' abilities to meet their U.S. dollar obligations, including those due the Company. While the Company continues to believe that its export sales to and investments in Brazil and other Latin American countries can be beneficial in the long-term, it continues to evaluate the impact of current business conditions on its investments in inventories, accounts receivable, and long-term assets. The ultimate resolution of these matters (including the pending Amendment of the Company's Credit Agreement as noted above)could have a material adverse effect on the Company's financial condition and operating results for the third quarter of fiscal 1999 and possibly for future quarters.

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

The cost to the Company of software and hardware remediation was pproximately $250,000 during fiscal 1998 and is estimated to be $200,000 during fiscal 1999, and $50,000 during fiscal 2000. The total cost of updating the Company's software and operating systems is currently estimated at approximately $500,000.

Potential risk factors for the Company relating to the Year 2000 Issue may include loss of order processing and order shipment capabilities, the potential inability to effectively manage distribution center inventory, potential complications with telephone or e-mail communications, and potential liability for litigation due to distribution of products that were not Year 2000 compliant. The Company currently believes that the majority of its mission critical systems pose a low risk to the Company's overall operational abilities, because the Company has updated most of its software and operating systems to recent versions. Furthermore, the Company is currently taking measures to ensure that its systems that pose a potentially higher risk to the Company's overall operational abilities will be updated within a reasonable time frame.

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

Year 2000 information. When used by or on behalf of the Company, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan," and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) as well as general economic conditions and industry trends, foreign currency fluctuation, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisition on a favorable basis, a dependence upon and/or loss of key vendors or customers, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

                       PART II - OTHER INFORMATION



Item 1. Legal Proceedings

          Not applicable

Item 2. Changes in Securities

          Not applicable

Item 3. Default Upon Senior Securities

          None

Item 4. Submission of Matters to a Vote of Security Holders

          None

Item 5. Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

     a) Exhibits.

          Exhibit
          Number           Description

          10.1 Third Amendment to Employment Agreement dated December 16, 1998, effective as of December 1, 1998, between SED International, Inc. and Jean Diamond.

          10.2 Sixth Amendment to Amended and Restated Credit Agreement dated as of November 30, 1998 among SED International Holdings, Inc. and SED International, Inc., Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, and Wachovia Bank, N.A. as Agent, as Banks.

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


                                       SED International Holdings, Inc.
                                            (Registrant)



  February 16, 1999                     /s/Gerald Diamond
                                       Gerald Diamond
                                       Chief Executive Officer
                                       Chairman of the Board
                                       (Principal Executive Officer)



  February 16, 1999                     /s/Larry G. Ayers
                                       Larry G. Ayers
                                       Vice President-Finance and
                                       Treasurer
                                       (Principal Accounting Officer)

                          EXHIBIT INDEX



    Exhibit
    Number                   Description


      10.1 Third Amendment to Employment Agreement dated December 16, 1998, effective as of December 1, 1998, between SED International, Inc. and Jean Diamond.

      10.2 Sixth Amendment to Amended and Restated Credit Agreement dated as of November 30, 1998 among SED International Holdings, Inc. and SED International, Inc., Borrowers, Wachovia Bank, N.A. and National City Bank of Columbus, and Wachovia Bank, N.A. as Agent, as Banks.

      27.1     Financial Data Schedule

                                                                Exhibit 10.1


             THIRD AMENDMENT TO EMPLOYMENT AGREEMENT

      THIS THIRD AMENDMENT TO EMPLOYMENT AGREEMENT is made this 16th day of December, 1998, effective as of December 1, 1998, between SED
INTERNATIONAL, INC., a Georgia corporation (the "Subsidiary") and a wholly-owned subsidiary of SED INTERNATIONAL HOLDINGS, INC., a Georgia corporation, and Jean Diamond, an individual resident of the State of Georgia (the "Employee").

                       W I T N E S S E T H:
      WHEREAS, on November 7, 1989, Employee and the Subsidiary entered into an Employment Agreement (the "Agreement") setting forth the terms and conditions of Employee's employment with the Subsidiary; and
      WHEREAS, effective July 1, 1991, Employee and the Subsidiary entered into the First Amendment to the Employment Agreement, modifying certain terms and conditions of Employee's employment with the Subsidiary; and
      WHEREAS, effective July 1, 1998, Employee and the Subsidiary entered into the Second Amendment to the Employment Agreement, modifying certain terms and conditions of Employee's employment with the Subsidiary; and
      WHEREAS, the Subsidiary and Employee agree that it is in the best interest of both parties to make certain further modifications to the terms and conditions of Employee's employment the Subsidiary.
      NOW, THEREFORE, in consideration of the foregoing, the continued employment of the Employee, and for other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, the parties hereto agree as follows:

      1. Amendment to Section 3(c) of the Agreement. Pursuant to Section 15(d) of the Agreement, Section 3(c) is hereby modified so as to permit Employee the use of an automobile comparable to that provided to Mr. Gerald

Diamond under the terms of his current Employment Agreement, as amended, with the Subsidiary. The following language shall be inserted immediately after the end of the first complete sentence of Section 3(c), (at line 10):
     The Employee shall also be entitled during the term of this Agreement to the use of an automobile comparable to that provided to Mr. Gerald Diamond under the terms of his current Employment Agreement, as amended, with the Subsidiary, with the premiums for the automobile insurance coverage thereon, together with the reasonable cost of maintenance and other expenses (including gasoline) being payable by the Subsidiary or its designee. The Employee shall have the option to have the use of a new (replacement) automobile every three (3) years, commencing first on December 1, 2001. The amount of insurance coverage shall be determined by the Subsidiary or its designee in accordance with the policies of the Subsidiary, from time to time in effect. As a condition to the use of such automobile, Employee shall cooperate fully with the Subsidiary or its designee in connection with obtaining and maintaining in effect any such policy of insurance.


     2. Other Provisions of the Agreement. Except as otherwise provided herein, all other provisions of the Agreement shall remain in full force and effect and Employee's employment thereunder shall continue on the terms described therein throughout the term of the Agreement, as amended hereby.

     IN WITNESS WHEREOF, the parties have duly executed and delivered this Third Amendment to Employment Agreement as of the day and year first indicated above.

                 SED INTERNATIONAL, INC.

                      By:  _______________________________________

                         Name: _________________________________

                         Title:  _________________________________




                      ____________________________________(SEAL)
                                         Jean Diamond (Employee)

                                                            Exhibit No. 10.2



       SIXTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


     THIS SIXTH AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is entered into as of November 30, 1998, among SED INTERNATIONAL HOLDINGS, INC., a Delaware corporation ("Old SEDIH") and SED INTERNATIONAL, INC., a Delaware corporation ("Old SEDI"), jointly and severally; SED MERGER CORP., a Georgia corporation 100% owned by Old SEDIH, soon to be known as SED INTERNATIONAL HOLDINGS, INC. ("SEDIH") and SED INTERNATIONAL MERGER CORP., a Georgia corporation 100% owned by Old SEDI, soon to be known as SED INTERNATIONAL, INC. ("SEDI"), jointly and severally (Old SEDI, Old SEDIH, SEDI, and SEDIH are collectively referred to herein as the "Borrowers"); WACHOVIA BANK, N.A., as Agent (the "Agent"); and WACHOVIA BANK, N.A. and NATIONAL CITY BANK, as Banks (collectively, the "Banks");

                         W I T N E S S E T H:

     WHEREAS, Old SEDI, Old SEDIH, the Agent and the Banks executed and delivered that certain $100,000,000 Amended and Restated Credit Agreement, dated as of the 13th day of August, 1997, as amended by that certain First Amendment to Amended and Restated Credit Agreement, dated as of September 22, 1997, that certain Second Amendment to Amended and Restated Credit Agreement, dated as of October 15, 1997, that certain Third Amendment to Amended and Restated Credit Agreement, dated as of January 8, 1998, that certain Fourth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 1998, and that certain Fifth Amendment to Amended and Restated Credit Agreement, dated as of June 30, 1998 (as so amended, the "Credit Agreement");

     WHEREAS, the Borrowers have requested and the Agent and the Banks have agreed to grant certain consents and waivers, and to make certain amendments with respect to the Credit Agreement, subject to the terms and conditions hereof;

     NOW, THEREFORE, for and in consideration of the above premises and other good and valuable consideration, the receipt and sufficiency of which hereby is acknowledged by the parties hereto, the Borrowers, the Agent and the Banks hereby covenant and agree as follows:

     1. Consent to Mergers; Waiver. Without the execution and delivery of this Amendment, the execution, delivery and effect of the Merger Agreements (defined in paragraph 12 of this Amendment) would constitute an Event of Default under the Credit Agreement. Subject to the terms and conditions set forth in paragraph 12 of this Amendment, the Agent and each of the Banks hereby (i) consent to the execution and delivery of the Merger Agreements, and (ii) agree that the execution, delivery and effect of the Merger Agreements shall not constitute an Event of Default under the Credit Agreement. Provided, however, such consent and waiver with respect to the Merger Agreements granted by the Agent and the Banks under this Amendment shall not extend to any other existing Default or Event of Default or other provision of the Credit Agreement or any of the other Loan Documents, whether now existing or hereafter arising.

     2. Definitions. (a) Unless otherwise specifically defined herein, each term used herein which is defined in the Credit Agreement has the meaning assigned to such term in the Credit Agreement. Each reference to "hereof", "hereunder", "herein" and "hereby" and each other similar reference and each reference to "this Agreement" and each other similar reference contained in the Credit Agreement from and after the date hereof refer to the Credit Agreement as amended hereby.

    (b) Effective as of the Effective Time (defined in each of the Merger Agreements), each reference in the Credit Agreement, the Notes and the other Loan Documents to "SED International Holdings, Inc.," a Delaware corporation, shall refer to "SED International Holdings, Inc.," a Georgia corporation.

   (c) Effective as of the Effective Time (defined in each of the Merger Agreements), each reference in the Credit Agreement, the Notes and the other Loan Documents to "SED International, Inc.," a Delaware corporation, shall refer to "SED International, Inc.," a Georgia corporation.

    3.  Assumption by SEDI and SEDIH. By its execution and delivery hereof,
(i) SEDI hereby assumes and agrees to be bound by and perform, observe, discharge, and otherwise comply with the agreements, duties, obligations, covenants and undertakings of Old SEDI under the Credit Agreement, the Notes to which Old SEDI is a party, and each of the other Loan Documents to which Old SEDI is a party, and (ii) SEDIH hereby assumes and agrees to be bound by and perform, observe, discharge, and otherwise comply with the agreements, duties, obligations, covenants and undertakings of Old SEDIH under the Credit Agreement, the Notes to which Old SEDIH is a party, and each of the other Loan Documents to which Old SEDIH is a party.

    4. Restatement of Representations and Warranties. As of the Effective Time, the Borrowers hereby restate and renew each and every representation and warranty heretofore made by Old SEDI and Old SEDIH in the Credit Agreement and the other Loan Documents as fully as if made on the date hereof and with specific reference to this Amendment and all other loan documents executed and/or delivered in connection herewith.

    5. Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents remain in full force and effect, and constitute the legal, valid, binding and enforceable obligations of the Borrowers. The agreements contained herein will be deemed to have prospective application only, unless otherwise specifically stated herein.

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

    9. No Default; Release. To induce the Agent and the Banks to enter into this Amendment and to continue to make advances pursuant to the Credit Agreement, each of the Borrowers hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, (i) there exists no Default or Event of Default, (ii) there exists no right of offset, defense, counterclaim, claim or objection in favor of the Borrowers arising out of or with respect to any of the Loans or other obligations of the Borrowers owed to the Banks under the Credit Agreement, and (iii) the Agent and each of the Banks has acted in good faith and has conducted its relationships with each of the Borrowers in a commercially reasonable manner in connection with the negotiations, execution and delivery of this Amendment and in all respects in connection with the Credit Agreement, each of the Borrowers hereby waiving and releasing any such claims to the contrary that may exist as of the date of this Amendment. A default or breach of representation or warranty by the Borrowers under this Amendment shall constitute an Event of Default under the Credit Agreement.

    10. Further Assurances. Each of the Borrowers agrees to take such further actions as the Agent reasonably requests in connection herewith to evidence the agreements herein contained.

    11. Governing Law. This Amendment is governed by, and construed and interpreted in accordance with, the laws of the State of Georgia.

    12. Conditions Precedent. This Amendment becomes effective upon (a) execution and delivery of this Amendment by each of the parties hereto, (b) the simultaneous execution and delivery by each of the Borrowers of the following documents each dated as of the date hereof in the form delivered to counsel to the Agent as of November 3, 1998 (collectively, the "Merger Agreements"): (i) that certain Agreement and Plan of Merger of SED International Holdings, Inc. with and into SED Merger Corp., and (ii) that certain Agreement and Plan of Merger of SED International, Inc. with and into SED International Merger Corp.; and (c) delivery to counsel to the Agent of officer certified resolutions authorizing the transactions described in this Amendment for each of the Borrowers. Provided, however, in the event that the Effective Time does not occur on or before November 30, 1998, then, in such event, this Amendment shall become null and void, and of no force and effect.

              [signatures contained on the next page]

     IN WITNESS WHEREOF, the Borrowers, the Agent and each of the Banks has caused this Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.

                         SED INTERNATIONAL HOLDINGS, INC.,
                         a Delaware corporation


                         By:_________________________(SEAL)
                                   Title:

                         SED INTERNATIONAL, INC.,
                         a Delaware corporation


                         By:_________________________(SEAL)
                                   Title:

                         SED INTERNATIONAL HOLDINGS, INC.,
                         a Georgia corporation


                         By:_________________________(SEAL)
                                   Title:

                         SED INTERNATIONAL, INC.,
                         a Georgia corporation


                         By:_________________________(SEAL)
                                   Title:

                         WACHOVIA BANK, N.A.,
                         as Agent and as a Bank


                         By:_________________________(SEAL)
                                   Title:

                         NATIONAL CITY BANK


                         By:_________________________(SEAL)
                                   Title:

                                                   EXHIBIT 27.1


                    FINANCIAL DATA SCHEDULE

  THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIOD ENDED DECEMBER 31, 1998 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


  PERIOD-TYPE                                                        6-MOS
  FISCAL-YEAR-END                                   JUN-30-1999
  PERIOD-END                                        DEC-31-1998
  CASH                                                5,368,000
  SECURITIES                                                  0
  RECEIVABLES                                        64,834,000
  ALLOWANCES                                          5,636,000
  INVENTORY                                         100,127,000
  CURRENT-ASSETS                                    174,810,000
  PP&E                                                8,890,000
  ACCUMULATED DEPRECIATION                            6,968,000
  TOTAL-ASSETS                                      205,052,000
  CURRENT-LIABILITIES                               106,963,000
  BONDS                                                       0
  PREFERRED                                                   0
  PREFERRED-MANDATORY                                         0
  COMMON                                                108,000
  OTHER-SE                                           97,981,000
  TOTAL-LIABILITY-AND-EQUITY                        205,052,000
  SALES                                             388,248,000
  TOTAL-REVENUES                                    388,248,000
  CGS                                               365,803,000
  TOTAL-COSTS                                       365,803,000
  OTHER-EXPENSES                                     21,905,000
  LOSS-PROVISION                                              0
  INTEREST-EXPENSE                                      212,000
  INCOME-PRETAX                                         328,000
  INCOME-TAX                                            259,000
  INCOME-CONTINUING                                      69,000
  DISCONTINUED                                                0
  EXTRAORDINARY                                               0
  CHANGES                                                     0
  NET-INCOME                                             69,000
  EPS-BASIC                                                0.01
  EPS-DILUTED                                              0.01