Form 10-Q
period 1999-03-31
SED INTERNATIONAL HOLDINGS INC
filed 1999-05-17
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30, 1999, there were 6,589,453 shares of Common Stock, $.01 par value, outstanding.

                        SED International Holdings, Inc.
                                And Subsidiaries

                                      INDEX

                                                                            Page

PART I.   FINANCIAL INFORMATION

          Item 1 -  Financial Statements:

                    Condensed Consolidated Balance Sheets                      2

                    Condensed Consolidated Statements of Operations            3

                    Condensed Consolidated Statements of Stockholders' Equity  4

                    Condensed Consolidated Statements of Cash Flows            5

                    Notes to Condensed Consolidated Financial Statements     6-7

          Item 2 -  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      8-12

PART II.  OTHER INFORMATION

                   Item 1 - Legal Proceedings                                 13

                   Item 2 - Changes in Securities                             13

                   Item 3 - Default Upon Senior Securities                    13

                   Item 4 - Submission of Matters to a Vote of Security
                                  Holders                                     13

                   Item 5 - Other Information                                 13

                   Item 6 - Exhibits and Reports on Form 8-K                  13

ITEM 1:  FINANCIAL STATEMENTS

                        SED International Holdings, Inc.
                                And Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                    March 31,         June 30,
                      ASSETS                                          1999              1998
                      ------
                                                                   (Unaudited)
CURRENT ASSETS:

   Cash and cash equivalents                                      $ 4,995,000     $  2,693,000
   Trade accounts receivable, net                                  57,085,000       86,298,000
   Inventories                                                     60,773,000      141,196,000
   Prepaid income taxes                                             3,300,000        3,489,000
   Deferred income taxes                                                   -         1,827,000
   Other current assets                                             2,073,000        1,528,000
                                                                 ------------     ------------

              TOTAL CURRENT ASSETS                                128,226,000      237,031,000

PROPERTY AND EQUIPMENT, net                                         7,087,000        9,490,000

INTANGIBLES, net                                                   10,117,000       20,044,000
                                                                 ------------     ------------
                                                                 $145,430,000     $266,565,000
                                                                 ============     ============

        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Trade accounts payable                                        $ 73,195,000       $122,959,000
   Accrued liabilities                                              8,582,000          6,331,000
                                                                 ------------     ------------
              TOTAL CURRENT LIABILITIES                            81,777,000        129,290,000

REVOLVING BANK DEBT                                                10,000,000         31,000,000

STOCKHOLDERS' EQUITY:

   Preferred Stock
      129,500 shares authorized, none issued
   Common stock, $.01 par value; 100,000,000 shares
      authorized; 10,881,311 shares (March 31, 1999)
      and 10,862,211 shares (June 30, 1998) issued                    109,000            108,000
   Additional paid-in capital                                      70,691,000         70,659,000
   Retained earnings                                                   50,000         38,840,000
   Accumulated other comprehensive loss                              (699,000)          (119,000)
   Treasury stock, at cost, 3,734,858 shares
     (March 31, 1999) and 345,608 shares
     (June 30, 1998)                                              (16,301,000)        (2,937,000)
   Prepaid compensation - stock awards                               (197,000)          (276,000)
                                                                 ------------     ------------
                                                                   53,653,000        106,275,000
                                                                 ------------     ------------
                                                                 $145,430,000       $266,565,000
                                                                 ============       ============


                        SED International Holdings, Inc.
                                And Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                         Three Months Ended                 Nine Months Ended
                                                                               March 31,                        March 31,
                                                                   -----------------------------     -------------------------------
                                                                      1999               1998             1999              1998
                                                                   ------------     ------------     ------------       ------------

NET SALES                                                         $ 157,674,000     $ 243,281,000    $ 545,922,000     $ 673,085,000

COSTS AND EXPENSES
   Cost of sales including buying
      and occupancy expenses                                        159,258,000       229,760,000      525,061,000       634,769,000
   Selling, general, and administrative                              24,792,000         9,629,000       46,697,000        24,633,000
   Impairment Charges                                                13,573,000              --         13,573,000              --
   Start-up expenses                                                       --                --               --           1,400,000
                                                                  -------------     -------------    -------------     -------------
                                                                    197,623,000       239,389,000      585,331,000       660,802,000
                                                                  -------------     -------------    -------------     -------------

OPERATING INCOME (LOSS)                                             (39,949,000)        3,892,000      (39,409,000)       12,283,000

INTEREST EXPENSE, Net                                                   154,000           766,000          366,000         2,514,000
                                                                  -------------     -------------    -------------     -------------

EARNINGS (LOSS) BEFORE INCOME TAXES                                 (40,103,000)        3,126,000      (39,775,000)        9,769,000

INCOME TAXES (BENEFIT)                                               (1,244,000)        1,207,000         (985,000)        3,800,000
                                                                  -------------     -------------    -------------     -------------

NET EARNINGS (LOSS)                                                 (38,859,000)        1,919,000      (38,790,000)        5,969,000

OTHER COMPREHENSIVE INCOME (LOSS)

  Foreign currency translation adjustments                             (197,000)             --           (580,000)             --
                                                                  -------------     -------------    -------------     -------------

COMPREHENSIVE INCOME (LOSS)                                       $ (39,056,000)    $   1,919,000    $ (39,370,000)    $   5,969,000
                                                                  =============     =============    =============     =============

NET EARNINGS (LOSS) PER COMMON SHARE:

 Basic                                                            $       (4.51)    $         .18    $       (4.10)    $         .64
 Diluted                                                                  (4.51)              .18            (4.10)              .61

WEIGHTED AVERAGE SHARES OUTSTANDING:

 Basic                                                                8,615,000        10,468,000        9,464,000         9,299,000
 Diluted                                                              8,615,000        10,852,000        9,464,000         9,818,000

                        SED International Holdings, Inc.
                                And Subsidiaries

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF STOCKHOLDERS' EQUITY

                                   (Unaudited)

                                                                               Accumulated
                             Common Stock           Additional                    Other                                    Prepaid
                                          Par        Paid-In       Retained   Comprehensive        Treasury Stock       Compensation
                           Shares        Value       Capital       Earnings       Loss           Shares       Cost      Stock Awards
                         ----------    --------    -----------  ------------    ---------      ---------  ------------    ---------
BALANCE,
June 30, 1998            10,862,211    $108,000    $70,659,000  $ 38,840,000    $(119,000)       345,608   $(2,937,000)   $(276,000)

   Amortization of
     stock awards                                                                                                           107,000

   Stock awards
     issued to
     employees and
     directors               25,000       1,000         71,000                                                              (70,000)

   Stock awards
     cancelled               (6,300)                   (42,000)                                                              42,000

   Stock options
     exercised                  400                      3,000

   Treasury stock
     purchased                                                                                 3,389,250   (13,364,000)

   Net loss                                                     $(38,790,000)

   Translation
     adjustments                                                                 (580,000)
                         ----------    --------    -----------  ------------    ---------      ---------  ------------    ---------
BALANCE,
March 31, 1999           10,881,311    $109,000    $70,691,000  $     50,000    $(699,000)     3,734,858  $(16,301,000)   $(197,000)
                         ==========    ========    ===========  ============    =========      =========  ============    =========








See notes to condensed consolidated financial statements.



                        SED International Holdings, Inc.
                                And Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          Nine Months Ended
                                                                                               March 31,
                                                                                  --------------------------------
                                                                                      1999                 1998
                                                                                  ------------         -----------
OPERATING ACTIVITIES:

   Net earnings (loss)                                                            $(38,790,000)        $ 5,969,000
                                                                                  ------------         -----------
   Adjustments to reconcile net earnings (loss)
      to net cash provided by
      (used in) operating activities:

         Impairment charges for long-lived assets                                   13,573,000                  --
         Depreciation and amortization                                               2,515,000           1,990,000
         Compensation - stock awards                                                   107,000              86,000
         Changes in assets and liabilities,

         net of effects of acquired businesses                                      65,705,000         (18,289,000)
                                                                                   -----------         -----------
               Net cash provided by (used in)
                 operating activities                                               43,110,000         (10,244,000)
                                                                                   -----------         -----------

INVESTING ACTIVITIES:

   Purchases of equipment                                                           (1,479,000)         (3,655,000)
   Purchase of business, net of cash acquired                                       (4,460,000)           (370,000)
   Purchase of distribution rights                                                          -           (1,181,000)
                                                                                   -----------         -----------
         Net cash used in investing activities                                      (5,939,000)         (5,206,000)
                                                                                   -----------         -----------

FINANCING ACTIVITIES:

   Payments under line of credit, net                                              (21,000,000)        (33,500,000)
   Proceeds from issuance of common stock, net                                          75,000          55,733,000
   Purchase of treasury stock                                                      (13,364,000)            (77,000)
                                                                                   -----------         -----------
         Net cash provided by (used in)

            financing activities                                                   (34,289,000)         22,156,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                               (580,000)                  -
                                                                                   -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            2,302,000           6,706,000

CASH AND CASH EQUIVALENTS, beginning of period                                       2,693,000             783,000
                                                                                   -----------         -----------

CASH AND CASH EQUIVALENTS, end of period                                           $ 4,995,000         $ 7,489,000
                                                                                   ===========         ===========

                        SED International Holdings, Inc.
                                And Subsidiaries

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                    Nine Months Ended March 31, 1999 and 1998

A.    Interim Financial Statements

      The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED Magna Distribuidora Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda. and Intermaco S.R.L. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the operating results for the full year.

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

B.    Impairment Charges

      The Company recorded $13,573,000 of impairment charges during the quarter ended March 31, 1999 for the following matters:

          [bullet] As a result of consecutive sales declines during each of the past four quarters ended March 31, 1999, the Company reviewed the intangible assets related to distribution rights acquired in June 1997 from Globelle for possible impairment. This evaluation resulted in a $10,792,000 write-down of these rights to their estimated fair value (based on estimated future associated cash flows).

          [bullet] In response to the poor operating performance realized at SED Magna Distribuidora Ltda. in Brazil since its December 1997 acquisition and risks inherent in its future operations, the Company recorded an impairment charge of $738,000 for the write-off of the remaining goodwill related to this entity (as this goodwill does not appear to be recoverable).

          [bullet] The Company recorded property and equipment impairment charges totaling $2,043,000, primarily related to capitalized software costs for systems which have now been abandoned.

C.    Start-up Expense

      As a result of a transaction with Globelle in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced sales people formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures, and product offerings, and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred $1.4 million of start-up expenses during the first fiscal quarter ended September 30, 1997 reflecting costs associated with

                        SED International Holdings, Inc.
                                And Subsidiaries

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    Nine Months Ended March 31, 1999 and 1998
                                   (continued)

     the hiring of new sales people, opening new sales offices and other transition expenses.

D.    Share Repurchases

      During the nine months ended March 31, 1999, the Company repurchased 3,389,250 shares of its common stock for $13,364,000 in open market and privately negotiated transactions under a previously announced buy-back program. In April 1999, the Company repurchased 557,000 shares of its common stock for $1,463,000, completing its previously announced buy-back program.

E.    Acquisition

      Effective November 1, 1998, the Company acquired Intermaco S.R.L. (Intermaco), a Buenos Aires, Argentina based distributor of Hewlett-Packard products and other computer peripherals throughout Argentina, for approximately $4,460,000 in cash. The Company is required to pay additional amounts to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined, for the two succeeding twelve month periods commencing November 1, 1998. If paid, such amounts will be recorded as additional goodwill. This acquisition has been accounted for using the purchase method of accounting. Goodwill arising from this acquisition is being amortized using the straight-line method over 30 years. The operating results of the acquired business are included in the Company's consolidated statements of earnings from the effective date of acquisition. Pro forma results of operations for the nine months ended March 31, 1999 and 1998 as if this acquisition had been completed on July 1, 1997 would not differ significantly from actual results achieved.

F.    Credit Agreement

      The Company has a Credit Agreement, which provides for a secured line of credit of $75.0 million which was reduced from $100.0 million at the Company's election in March 1999. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (7.75% at March 31, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Credit Agreement requires a commitment fee of .125% of the unused commitment. The Credit Agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Credit Agreement expires in July 2001. At March 31, 1999, the Company had $10,000,000 of borrowings under this Agreement at an average interest rate of 7.75%.

      As of March 31, 1999, the Company was in violation of its fixed charges coverage, minimum consolidated tangible net worth, restricted payments, other debt, and priority debt covenants under its Credit Agreement with its lenders. The lenders have waived the Company's violation of these covenants through March 31, 1999, provided, the Company and the lenders have agreed to amend these covenants on or before June 1, 1999. The Company and its lenders are currently discussing the terms of the amended fixed charges coverage, minimum consolidated tangible net worth, restricted payments, other debt, and priority debt covenants and anticipate amending these covenants or entering into a new agreement on or before June 1, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended
March 31, 1998

Net sales decreased 35.2% or $85.6 million, to $157.7 million in the third quarter ended March 31, 1999 compared to $243.3 million in the third quarter ended March 31, 1998. Information concerning the Company's domestic and foreign sales is summarized below:

                            Three Months Ended
                                 March 31,               Change
                            ------------------      ----------------
                             1999        1998       Amount   Percent
                             ----        ----       ------   -------
United States:

  Domestic                  $103.8      $143.3      $(39.5)   27.6%
  Export                      38.3        91.2       (52.9)   58.0%

Latin America                 16.9         8.8         8.1    92.0%

Elimination                   (1.3)         -         (1.3)    N/A
                            ------      ------      ------    ----

Consolidated                $157.7      $243.3      $(85.6)   35.2%
                            ======      ======      ======    ====


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

The decrease in sales in the United States was primarily due to lower sales of mass storage products. Sales of microcomputer products represented approximately 83.9% of the Company's third quarter net sales compared to 91.1% for the same period last year. Sales of wireless telephone products accounted for approximately 16.1% of the Company's third quarter net sales compared to 8.9% for the same period last year.

Gross margin decreased $15.1 million, to $(1.6) million in the third quarter ended March 31, 1999 compared to $13.5 million in the third quarter ended March 31, 1998. Gross margin for the quarter ended March 31, 1999 was impacted by $7.5 million of inventory markdowns for slow moving inventory. Overall, total gross margin dollars have declined with sales. Gross margin as a percentage of net sales decreased to (0.1)% in the third quarter ended March 31, 1999 from 5.6% in the third quarter ended March 31, 1998. The change in gross margin as a percentage of sales was due to a combination of lower sales and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses (excluding $13.6 million of impairment charges for the third quarter ended March 31, 1999) increased 157.5%, or $15.2 million, to $23.8 million in the third quarter ended March 31, 1999, compared to $9.6 million in the third quarter ended March 31, 1998. These expenses as a percentage of net sales increased to 15.7% in the third quarter ended March 31, 1999 compared to 4.0% in the third quarter ended March 31, 1998.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

The dollar increase in these expenses is primarily due to increased provisions for accounts receivable losses in the March 1999 quarter and the inclusion of operations of Latin American affiliates.

Net interest expense was $0.2 million in the third quarter ended March 31, 1999 compared to interest expense of $0.8 million in the third quarter ended March 31, 1998. This net change resulted from a reduction in working capital requirements in the third quarter ended March 31, 1999.

Income tax benefit was $1.2 million in the third quarter ended March 31, 1999 compared to an income tax expense of $1.2 million in the third quarter ended March 31, 1998.

Nine Months Ended March 31, 1999 Compared to Nine Months Ended
March 31, 1998

Net sales decreased 18.9% or $127.2 million, to $545.9 million in the nine months ended March 31, 1999 compared to $673.1 million in the nine months ended March 31, 1998. Information concerning the Company's domestic and foreign sales is summarized below:

                             Nine Months Ended
                                 March 31,              Change
                             1999        1998      Amount   Percent
                            ------      ------     -------  -------
United States:

  Domestic                  $345.5      $399.4     $ (53.9)   13.5%
  Export                     144.0       261.4      (117.4)   44.9%

Latin America                 60.1        12.3        47.8   388.6%

Elimination                   (3.7)         -         (3.7)    N/A
                            ------      ------     -------    ----
Consolidated                $545.9      $673.1     $(127.2)   18.9%
                            ======      ======     =======    ====


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

The decrease in sales in the United States was primarily due to lower sales of mass storage products. Sales of microcomputer products represented approximately 85.3% of the Company's nine month period ended March 31, 1999 net sales compared to 87.7% for the same period last year. Sales of wireless telephone products accounted for approximately 14.7% of the Company's nine month period ended March 31, 1999 net sales compared to 12.3% for the same period last year.

Gross margin decreased 45.6%, or $17.5 million, to $20.9 million in the nine months ended March 31, 1999 compared to $38.3 million in the nine months ended March 31, 1998. Gross margin for the nine months ended March 31, 1999 was impacted by $7.5 million of inventory markdowns for slow moving inventory. Overall, total gross margin dollars have declined with sales. Gross margin as a percentage of net sales decreased to 3.8% in the nine months ended March 31, 1999 from 5.7% in the nine months ended March 31, 1998. The change in gross margin as

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

a percentage of sales was due to a combination of lower sales and the change in the mix of products sold.

Selling, general and administrative expenses (excluding $1.4 million of start-up expenses during the quarter ended September 30, 1997 and $13.6 million of impairment charges for the quarter ended March 31, 1999) increased 89.6%, or $22.1 million, to $46.7 million in the nine months ended March 31, 1999, compared to $24.6 million in the nine months ended March 31, 1998. These expenses as a percentage of net sales increased to 8.6% in the nine months ended March 31, 1999 compared to 3.7% in the nine months ended March 31, 1998. The dollar increase in these expenses was primarily due to expenses of operations in Latin America and higher charges for uncollectible customer accounts.

Net interest expense decreased 85.5%, or $2.1 million, to $.4 million in the nine months ended March 31, 1999 compared to $2.5 million in the nine months ended March 31, 1998. The decrease in interest expense was primarily due to lower average borrowings.

Income tax benefit was $1.0 million in the nine months ended March 31, 1999 compared to an income tax expense of $3.8 million in the nine months ended March 31, 1998.

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

Operating activities provided $43.1 million in the nine months ended March 31, 1999. The source of cash in the nine months ended March 31, 1999 resulted primarily from decreases of $32.3 million in accounts receivable and $83.0 million in inventory, offset by a $52.8 million decrease in accounts payable.

Investing activities used $1.5 million in the nine months ended March 31, 1999 to purchase equipment. The Company used $4.5 million, net of acquired cash, to purchase Intermaco S.R.L. in Argentina.

Financing activities used $34.3 million in the nine months ended March 31, 1999. The Company used $21.0 million to repay borrowings under its line of credit and $13.4 million to repurchase shares of its common stock.

The Company has a Credit Agreement, which provides for a secured line of credit of $75.0 million. The Company may borrow at the prime rate offered by Wachovia Bank, N.A. (7.75% at March 31, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The Credit Agreement requires a commitment fee of .125% of the unused commitment. The Credit Agreement is secured by accounts receivable and inventory and requires maintenance

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Credit Agreement expires in July 2001. At March 31, 1999, the Company had $10,000,000 of borrowings under this Agreement at an average interest rate of 7.75%.

As of March 31, 1999, the Company was in violation of its fixed charges coverage, minimum consolidated tangible net worth, restricted payments, other debt, and priority debt covenants under its Credit Agreement with its lenders. The lenders have waived the Company's violation of these covenants through March 31, 1999, provided, the Company and the lenders have agreed to amend these covenants on or before June 1, 1999. The Company and its lenders are currently discussing the terms of the amended fixed charges coverage, minimum consolidated tangible net worth, restricted payments, other debt, and priority debt covenants and anticipate amending these covenants or entering into a new agreement on or before June 1, 1999.

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

Our Brazilian subsidiary maintains certain US Dollar denominated liabilities. During January 1999, the Brazilian Real devalued from 1.21 to 1.72 per US Dollar when the Brazilian government changed its foreign exchange policy. As a result, our Brazilian subsidiary incurred significant transaction losses during the Quarter ended March 31, 1999. As the Brazilian economy may not have yet stabilized, future devaluations are possible.

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

The Company believes that it is taking the appropriate measures to develop contingency plans that address the likely worst case scenarios relating to the Year 2000 Issue. Although the Company believes that the measures it is currently undertaking and intends to undertake will adequately address the Year 2000 Issue, it has still developed alternative plans should potential complications arise. For example, though essential to the operation of the Company's business, the software and operating systems that the Company currently utilizes may be supplemented by manual processing and shipment of orders.

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

                 None

Item 5. Other Information

                 None

Item 6. Exhibits and Reports on Form 8-K

     a)          Exhibits.

                 Exhibit
                 Number           Description

                 10.1 Amendment dated March 30, 1999 to Amended and Restated Credit Agreement among SED International Holdings, Inc., SED International, Inc., and Wachovia Bank, N.A. dated as of August 13, 1997

                 27.1        Financial Data Schedule

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

                                          SED International Holdings, Inc.
                                                    (Registrant)

May 17, 1999                              /s/Gerald Diamond
                                         Gerald Diamond
                                         Chief Executive Officer
                                         Chairman of the Board
                                         (Principal Executive Officer)
May 17, 1999                              /s/Larry G. Ayers
                                         Larry G. Ayers
                                         Vice President-Finance and
                                         Treasurer
                                         (Principal Accounting Officer)

                              EXHIBIT INDEX

Exhibit
Number         Description

10.1 Amendment Dated March 30, 1999 to Amended and Restated Credit Agreement among SED International Holdings, Inc. SED International, Inc., and Wachovia Bank, N.A.
               dated as of August 13, 1997

27.1           Financial Data Schedule

EXHIBIT 10.1

March 30, 1999

Mr. Kevin Harrison
Vice President
Wachovia Bank
191 Peachtree St. NE
30th Floor
Atlanta, GA 30303-1757

Dear Kevin:

Pursuant to Section 2.07 of the Amended and Restated Credit Agreement, please reduce our commitment from $100 million effective March 30, 1999. With this reduction, I understand that we are permitted to make treasury stock repurchases.

I understand that we are continuing our efforts to amend the Credit Agreement to resolve any dfaults which may exist. Thank you for your cooperation and participation in our borrowing needs.

Sincerely,

/s/ Larry G. Ayers
Larry G. Ayers
Vice President - Finance

LGA/dv

                             EXHIBIT 27.1

                             FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIOD ENDED MARCH 31, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.


PERIOD-TYPE                                                               9-MOS
FISCAL-YEAR-END                                                      JUN-30-1999
PERIOD-END                                                           MAR-31-1999
CASH                                                                   4,995,000
SECURITIES                                                                     0
RECEIVABLES                                                           74,338,000
ALLOWANCES                                                            17,253,000
INVENTORY                                                             60,773,000
CURRENT-ASSETS                                                       128,226,000
PP&E                                                                  12,343,000
ACCUMULATED DEPRECIATION                                               5,256,000
TOTAL-ASSETS                                                         145,430,000
CURRENT-LIABILITIES                                                   81,777,000
BONDS                                                                          0
PREFERRED                                                                      0
PREFERRED-MANDATORY                                                            0
COMMON                                                                   109,000
OTHER-SE                                                              53,544,000
TOTAL-LIABILITY-AND-EQUITY                                           145,430,000
SALES                                                                545,922,000
TOTAL-REVENUES                                                       545,922,000
CGS                                                                  525,061,000
TOTAL-COSTS                                                          525,061,000
OTHER-EXPENSES                                                        60,270,000
LOSS-PROVISION                                                                 0
INTEREST-EXPENSE                                                         366,000
LOSS-PRETAX                                                         (39,775,000)
INCOME-TAX BENEFIT                                                     (985,000)
LOSS-CONTINUING                                                     (38,790,000)
DISCONTINUED                                                                   0
EXTRAORDINARY                                                                  0
CHANGES                                                                        0
NET-LOSS                                                            (37,790,000)
EPS-BASIC                                                                 (4.10)
EPS-DILUTED                                                               (4.10)