Form 10-K
period 1999-06-30
SED INTERNATIONAL HOLDINGS INC
filed 1999-09-28
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999
                                 OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE  ACT OF 1934

For the transition period from_____________ to ____________

                   Commission file number 0-16345
                  SED INTERNATIONAL HOLDINGS, INC.
       (Exact name of Registrant as specified in its charter)

                   GEORGIA                         22-271544
        (State or other jurisdiction           (I.R.S. Employer
       of incorporation or organization)       Identification No.)

4916 North Royal Atlanta Drive, Atlanta, Georgia    30085
(Address of principal executive offices)         (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $20.6 million as of September 24, 1999 based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on that day.

There were 7,016,453 shares of Common Stock, $.01 par value, outstanding at September 24, 1999.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the Registrant's definitive proxy statement for the 1999 annual meeting of shareholders scheduled to be held on November 9, 1999, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended June 30, 1999.

                               PART I

Item 1.   BUSINESS

          (a)  General Development of Business

          SED International Holdings, Inc., a Georgia corporation, and its wholly owned operating subsidiary, SED International, Inc., a Georgia corporation ("SED International"), were incorporated in 1986 to take over the operations of the business of the Registrant's predecessor, Southern Electronics Distributors, Inc., which was engaged in the wholesale distribution of consumer electronics
products.   In fiscal 1999, the Registrant, formerly a Delaware
corporation, reincorporated as a Georgia corporation. As used herein, the term "Registrant" or the "Company" means SED International Holdings, Inc. and its subsidiaries, including SED International, unless the context otherwise indicates.

          The Registrant is an international distributor of microcomputer products, including processors, printers and other peripherals and wireless products throughout the United States and Latin America. The Registrant offers to an active base of over 13,000 reseller customers a broad inventory of more than 3,500 products from approximately 100 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Western Digital, Samsung, Creative Labs, Acer and Epson, through a dedicated and highly motivated sales force. The Registrant distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; City of Industry, California and Harrisburg, Pennsylvania. The Registrant services Latin America through its wholly-owned subsidiaries SED International do Brasil Ltda. in Sao Paulo, Brazil; SED International de Colombia Ltda. in Bogota Colombia and Intermaco S.R.L. in Buenos Aires, Argentina. The Registrant's net sales decreased to $707.6 million in fiscal 1999 from $892.6 million in fiscal 1998, and the Registrant had a net loss of $37.9 million in fiscal 1999 compared to a net loss of $0.3 million in fiscal 1998.

          The Registrant also distributes wireless telephone products in the United States and to Latin America. The Registrant is a direct distributor of wireless telephone products for Audiovox, and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Ericsson. In fiscal 1999, the Registrant's net sales of microcomputer products generated approximately 86.6% of the Registrant's total net sales and wireless telephone products represented the remaining 13.4%.


     (b)  Financial Information about Industry Segments

          The Registrant operates in only one business segment.

     (c)  Narrative Description of Business

Products and Vendors

          The Registrant offers its customers a broad inventory of more than 3,500 products from approximately 100 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Western Digital, Samsung, Creative Labs, Acer and Epson. The Registrant is a direct distributor of wireless telephone products for Audiovox, and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia and Ericsson. Microcomputer related products, which include mass storage products, printers and other imaging products, microprocessing and memory chips, monitors, modems, networking products, notebook and personal computers and accessories, accounted for $612.8 million or 86.6% of the Registrant's net sales for fiscal 1999, $785.5 million or 88.0% of net sales in fiscal 1998, and $588.2 million or 91.0% of net sales in fiscal 1997. Approximately $94.7 million or 13.4% of the Registrant's net sales for fiscal 1999, $107.1 million or 12.0% of net sales for fiscal 1998, and $58.2 million or 9.0% of net sales for fiscal 1997 consisted of wireless telephone products such as handheld cellular telephones and accessories. The Registrant continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Registrant's vendors generally warrant the products distributed by the Registrant and allow the return of defective products.

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

          The Registrant purchases goods from approximately 100 vendors (direct and indirect) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors' products. In fiscal 1999, products purchased from Hewlett-Packard accounted for 21% of the Registrant's total purchases.
Hewlett-Packard has not renewed the Registrant's U.S. direct sourcing relationship for Hewlett-Packard products for fiscal 2000. The Registrant has, however, established relationships with other distributors from which it sources Hewlett-Packard products under the Registrant's
Virtual Vendor Model program.  The

Registrant remains an authorized direct distributor of Hewlett-Packard products for export into Latin America and for "in-country" purchases through the Registrant's Latin American subsidiaries. The loss of Hewlett-Packard as a virtual vendor could materially adversely affect the financial condition of the Registrant. The percentage of goods purchased during fiscal 1998 by the Registrant from Hewlett-Packard and Seagate was 19.1% and 11.1%, respectively. During fiscal 1999, the Registrant and Seagate no longer operated under a direct distribution agreement.

          There can be no assurance that the Registrant will be able to maintain its existing vendor relationships or secure additional vendors as needed. The Registrant's vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain territorial restrictions that limit the countries in which the Registrant is permitted to distribute the products. The loss of a major vendor, the deterioration of the Registrant's relationship with a major vendor, the loss or deterioration of vendor support for certain Registrant-provided services, the decline in demand for a particular vendor's product, or the failure of the Registrant to establish good relationships with major new vendors or other Virtual Vendor Model distributors could have a material adverse effect on the Registrant's business, financial condition and results of operations.

          Product orders typically are processed and shipped from the Registrant's distribution facilities on the same day an order is received or, in the case of orders received after 6:00 p.m., on the next business day. The Registrant relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products distributed to the Latin American markets are delivered to the foreign purchasers or their agents or representatives at the Registrant's Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina facilities. Generally, the Registrant's inventory level of products has been adequate to permit the Registrant to be responsive to its customers' purchase requirements. From time to time, however, the Registrant experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to the Registrant.

Sales and Marketing

          The Registrant's sales are generated by a telemarketing sales force, which consisted of approximately 162 persons at June 30, 1999 in sales offices located in Atlanta, Georgia; Miami, Florida; Carlsbad, California; City of Industry, California; Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons at June 30, 1999, 67 persons focused on sales to customers for export to Latin America and on sales in Brazil, Colombia and Argentina, substantially all of whom are fluent in Spanish or Portuguese. The Registrant's Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

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

          The Registrant prides itself on being service oriented and has a number of on-going value-added services intended to benefit both the Registrant's vendors and reseller customers. For example, the Registrant is committed to training its salespeople to be technically knowledgeable about the products they sell. This core competency supplements the sophisticated technical support and configuration services also provided by the Registrant. Salespeople who are knowledgeable about the products they sell often can assist in the configuration of microcomputer systems according to specifications given by the resellers. The Registrant believes that its salesperson's ability to listen to a reseller's needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to a vendor's products. In addition, the Registrant provides such other value-added services as new product demonstrations and technical education programs for resellers, order fulfillment and electronic ordering, and informational assistance through the Registrant's web page.

          Management continually evaluates the Registrant's product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. The Registrant's rapid delivery terms are available to all of its customers, and the Registrant seeks to pass through its shipping and handling costs to its customers. The Registrant offers various credit terms including open account, prepay, credit card and COD to qualifying customers. The Registrant closely monitors customers' creditworthiness through its on-line computer system, which contains detailed information on each customer's payment history and other relevant information. In addition, the Registrant participates in national and international credit associations that exchange credit rating information on customers. The Registrant establishes reserves for estimated credit losses in the normal course of business.

Customers

          The Registrant serves an active, nonexclusive customer base of over 13,000 resellers of microcomputer and wireless telephone products. Resellers include value-added resellers, corporate resellers and retailers. The Registrant believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Registrant with significant growth opportunities. During fiscal 1999, no single customer accounted for more than 3.0% of the net sales of the Registrant. The Registrant believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

Competition

          The microcomputer and wireless telephone distribution industries are highly competitive, both in the United States and in Latin America. Competition in these industries is typically characterized by pricing pressures, product availability and potential obsolescence, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, the Registrant's ability to compete favorably is principally dependent upon its ability to control inventory and other operating costs, react timely and appropriately to short-and long-term trends, price its products competitively, increase its net sales and maintain economies of scale. In the early 1990s, the United States microcomputer industry moved toward open sourcing pursuant to which vendors authorized multiple distributors to sell to resellers on equal terms rather than relying on exclusive relationships. As a result, the competitive environment has become more intense, leading to accelerating industry consolidation and declining gross margins.

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

Employees

          As of June 30, 1999, the Registrant had 462 full-time employees, 162 of whom were engaged in telemarketing and sales, 173 in administration and 127 in shipping. The Registrant also utilized 18 part-time employees at such date. Management believes the Registrant's relations with its employees are good and the Registrant has never experienced a strike or work stoppage. There is no collective bargaining agreement covering any of the Registrant's employees.

Financial Information about Foreign and Domestic Operations and
Export Sales

          For the fiscal year ended June 30, 1997, approximately 45% of the Registrant's net sales were to customers for export principally into Latin America. These customers historically have been serviced through the Registrant's Miami, Florida warehouse facility with sales denominated in U.S. dollars. During the fiscal year ended June 30, 1998, the Registrant began selling directly to customers in Brazil and Colombia through the Registrant's facilities in Sao Paulo, Brazil and Bogota, Colombia. During the fiscal year ended June 30, 1999, the Registrant also began selling directly to customers in Argentina.
Sales are denominated in the respective local currencies of these countries. Approximately 41% of the Registrant's net sales in the fiscal year ended June 30, 1998 consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil and Colombia. Approximately 38% of the Registrant's net sales in fiscal year ended June 30, 1999 consisted of sales to customers for export principally into Latin
America and direct sales to customers in Brazil, Colombia and Argentina. See also note 9 to the consolidated financial statements of the Registrant for certain additional information concerning the Registrant's domestic and foreign operations.


Item 2.   PROPERTIES

          The Registrant maintains its executive offices at 4916 North Royal Atlanta Drive in Atlanta, Georgia, where 72 of its sales employees are also located. The Registrant leases its executive, administrative and sales office from Diamond Chip Group, L.L.C., a Georgia limited liability company comprised of certain minority shareholders of the Registrant, previously doing business as Royal Park Company, a Georgia general partnership. The lease commenced in April 1999 and expires in September 2006. It supercedes prior leases originally entered into in 1984 between the Registrant's predecessor and Royal Park Company. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $176,000 through September 1999, increasing to approximately $253,000 effective October 1, 1999, with annual increases of three percent through September 30, 2006. The Registrant has a right of first refusal to purchase the facility should it be offered for sale. The Registrant believes that the lease is on terms no less favorable than those available from unaffiliated parties.

          The Registrant maintains warehouse facilities in Atlanta, Georgia; City of Industry, California; Miami, Florida; Harrisburg, Pennsylvania; Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina. The Registrant's distribution facility in Atlanta, Georgia consists of approximately 100,000 square feet subject to a lease expiring January 31, 2000. Rental payments for this facility are approximately $282,000 per annum. The Registrant believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Registrant's growth plans so require.

          The Registrant leases its sales and distribution facility in Miami, Florida under a lease expiring March 31, 2001. This facility consists of approximately 31,200 square feet at a monthly rental of approximately $17,000. On July 24, 1996, the Registrant executed an amendment to this lease which increased the leased space by approximately 30,000 square feet (the "Expansion Space"). The monthly rent for the Expansion Space is approximately $17,000 and the lease term pertaining thereto expires on March 31, 2001.

          On April 1, 1997, the Registrant began leasing an approximately 50,000 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center for the Registrant. Payments under the lease will total approximately $18,000 for each of the first 36 months of the lease and will then increase to $20,000 per month thereafter. Pursuant to its terms, the lease will expire on March 31, 2002 unless the Registrant elects to exercise its option to renew the lease for one additional five-year period.

           On April 1, 1998, the Registrant began leasing an approximately 102,000 square foot distribution facility in Harrisburg, Pennsylvania. Payments for the lease will total approximately
$33,000 for each of the 24 months during the period beginning April 1, 1998 and ending March 31, 2000, approximately $34,000 for each of the 12 months during the period beginning April 1, 2000 and ending March 31, 2001, approximately $35,000 for each of the 12 months during the period beginning April 1, 2001 and ending March 31, 2002 and approximately $36,000 for each of the 12 months beginning April 1, 2002 and ending March 31, 2003. The average amount of payments for the lease for each of the 60 months during the period beginning April 1, 1998 and ending March 31, 2003 will be approximately $33,000. Effective December 1, 1998, the Registrant began subleasing approximately 50,000 square feet of this facility for approximately $18,000 per month for each of the 16 months during the period beginning December 1, 1998 and ending March 31, 2000, and approximately $18,500 for each of the 21 months beginning April 1, 2000 and ending December 31, 2001. The sub-lessee has an option to extend its sublease to January 31, 2003.

          On January 1, 1999 the Registrant began leasing an approximately 35,000 square foot facility in Sao Paulo, Brazil, replacing an approximately 12,900 square foot distribution facility in Tambore, Brazil and an approximately 4,300 square foot administrative center and sales office in Sao Paulo, Brazil, both of which the Registrant had leased since December 1, 1997. The new
Sao Paulo facility serves as a sales office, administrative office and distribution center for SED International do Brasil Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease were approximately $8,500 per month in January and February 1999 and increased to approximately $17,000 per month effective March 1, 1999. The lease will expire on January 31,
2003.

          On December 1, 1997, the Registrant began leasing an approximately 18,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease totaled approximately $4,000 for the first month of the lease, after which the rent increased to approximately $6,000 for each of the remaining 34 months of the lease. Pursuant to its terms, the lease will expire on November 30, 2000 unless the Registrant elects to exercise its option to renew the lease for an additional three-year period.

           On November 1, 1998, the Registrant assumed the lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized for sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly owned subsidiary of the Registrant. Aggregate space is approximately 5,500 square feet. Payments total approximately $71,000 annually. The leases expire at various dates between November 1, 2000 and April 1, 2002. Additionally, the Registrant rents space in a bonded warehouse in Buenos Aires, Argentina on a month-to-month basis at an average cost of $4,500 per month.


Item 3.   LEGAL PROCEEDINGS

          The Registrant is involved in litigation relating to claims arising out of its operations in the normal course of business. The Registrant is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Registrant.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Not appliable.

                               PART II

Item 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          SHAREHOLDER MATTERS

          The following table sets forth the high and low sales prices for Registrant's common stock as reported for each quarter of fiscal 1999 and 1998 as reported by the Nasdaq National Market ("Nasdaq"). The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

                                            Sales Price
                                         -------------------
                                         High          Low
                                         -----        ------
Fiscal year 1999
First                                  $  9.25        $  3.75
Second                                    6.00           3.31
Third                                     5.50           2.44
Fourth                                    3.78           2.06

Fiscal year 1998
First                                  $ 20.00        $ 12.88
Second                                   19.75           8.75
Third                                    13.94          10.31
Fourth                                   13.13           8.00

          There were 7,016,453 shares of common stock outstanding and approximately 5,000 beneficial owners of common stock of the Company (including individual participants in securities position listings) as of September 24, 1999.

          The Registrant has never declared or paid cash dividends on its common stock. The Registrant currently intends to retain earnings to finance the growth and development of its business and does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including the Registrant's earnings and financial condition, capital requirements and other relevant factors. SED International, the earnings of which would be the primary source of any dividend payments, and the Registrant are parties to a revolving credit agreement which contains certain financial covenants that may impact the Registrant's ability to pay dividends should it choose to do so. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

Item 6.   SELECTED FINANCIAL DATA

                     FIVE YEAR FINANCIAL SUMMARY


                                                                     Year ended June 30,
                                      ---------------------------------------------------------------------------------
                                         1999              1998             1997             1996              1995
                                      ------------     ------------     ------------     ------------      ------------
Income statement data:
Net Sales                             $707,750,000     $892,629,000     $646,336,000     $468,298,000      $398,753,000
Cost of sales, including buying
  and occupancy expenses               676,342,000      848,090,000       607,437,000     438,837,000       370,548,000
                                      ------------     ------------     ------------     ------------      ------------
Gross profit                            31,228,000       44,539,000        38,899,000      29,461,000        28,205,000
Selling, general and
  administrative expenses               54,426,000       40,309,000        23,941,000      19,493,000        19,104,000
Impairment charges                      15,386,000
Start-up expenses                                         1,400,000
                                      ------------     ------------     ------------     ------------      ------------
Operating income (loss)                (38,584,000)       2,830,000        14,958,000       9,968,000         9,101,000
Interest expense-net                       731,000        2,728,000         2,128,000         902,000           688,000
                                      ------------     ------------     ------------     ------------      ------------
Earnings (loss) before income taxes    (39,315,000)         102,000        12,830,000       9,066,000         8,413,000
Income taxes (benefit)                  (1,407,000)         357,000         4,925,000       3,516,000         3,191,000
                                      ------------     ------------     ------------     ------------      ------------
Net earnings (loss)                   $(37,908,000)    $   (255,000)    $   7,905,000    $  5,550,000      $  5,222,000
                                      ============     ============     =============    ============      ============

Net earnings (loss) per common share
      Basic                                 $(4.36)           $(.03)            $1.10            $.77              $.75
                                      ============     ============     =============    ============      ============
      Diluted                               $(4.36)           $(.03)            $1.04            $.76              $.74

                                      ============     ============     =============    ============      ============
Weighted average number
       of shares outstanding
       Basic                             8,698,000        9,602,000         7,138,000       7,190,000         6,964,000
                                      ============     ============     =============    ============      ============
       Diluted                           8,698,000        9,602,000         7,634,000       7,280,000         7,069,000
                                      ============     ============     =============    ============      ============


                                                                         At June 30,
                                      ---------------------------------------------------------------------------------
                                          1999             1998            1997               1996              1995
                                      ------------     ------------     -------------    ------------      ------------
Balance sheet data:
Working capital                       $ 45,193,000     $107,741,000     $ 79,350,000     $ 40,496,000      $ 41,355,000
Total assets                           141,090,000      266,565,000      197,329,000      131,305,000        87,375,000
Long-term obligations
       less current portion              8,500,000       31,000,000       56,000,000       10,610,000        11,500,000
Shareholders' equity                    52,810,000      106,275,000       48,896,000       41,650,000        34,633,000

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements of the Company and the Notes thereto and the Selected Consolidated Financial Data included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Overview

          The Company is an international distributor of microcomputer products, including personal computers, printers and other peripherals and networking products throughout the United States and Latin America. The Company has recently transformed itself from a regional United States distributor into an international distributor with leading brand name vendor lines, a nationwide presence in the United States and a leadership position in Latin America. In fiscal 1999, the Company's net sales to customers in the United States represented approximately 62.3% of total net sales. Net sales for export principally into Latin America and in-county net sales, in Brazil, Colombia and Argentina represented approximately 37.7% of total net sales for fiscal 1999. Net sales of microcomputer products generated approximately 86.6% of total net sales and wireless telephone products represented the remaining 13.4% for fiscal 1999.

          For the Company's domestic operations, all purchases and sales are denominated in United States dollars. For the Company's operations in Brazil, Colombia and Argentina, in-country transactions are conducted in the respective local currencies of these three locations while import purchases are denominated in United States dollars.

          The Company incurred an operating loss of $37.9 million in fiscal 1999. This loss resulted primarily from two negative trends:
(1) a decision by one of the Company's largest vendors to reduce the number of distributors, including SED, thereby diminishing sales and gross profit, and (2) the sharp reductions in our Miami business, which cut export activity to approximately half of its prior level of sales primarily due to economic instability in the Latin American region. Other factors contributing to the year's financial results included a devaluation loss in Brazil and excess overhead costs in the U.S. As a result of certain of these trends and events, the loss for fiscal 1999 included impairment charges of $15.4 million for the write-down of certain long-lived assets (see note 3 to the consolidated financial statements.)

          During fiscal 2000, the Company expects to experience a continuation of its highly competitive and difficult business environment. Evidence of this competitive and difficult business environment includes the following trends: (1) reduction in direct vendor relationships as the number of distributors is reduced,
(2) difficulties in receiving vendor incentive support as a result of vendor profitability problems and (3) difficulties in pricing channels as the remaining distributors reduce prices in order to retain market share. This environment could continue to adversely impact the Company's operating performance.

Results of Operations

          The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's Consolidated Statements of Earnings:

                                                                             Year Ended June 30,
                                                                   ------------------------------------
                                                                    1999           1998           1997
                                                                   -----          -----          ------
Net sales                                                          100.0%         100.0%         100.0%
Cost of sales, including buying and occupancy expenses              95.6           95.0           94.0
Gross profit                                                         4.4            5.0            6.0
Selling, general and administrative expenses                         7.7            4.5            3.7
Impairment charges                                                   2.2
Start-up expenses                                                                   0.2
Operating income (loss)                                             (5.5)           0.3            2.3
Interest expense, net                                                0.1            0.3            0.3
Earnings (loss) before income taxes                                 (5.6)                          2.0
Income taxes (benefit)                                               (.2)                          0.8
Net earnings (loss)                                                 (5.4)%          0.0%           1.2%

Fiscal 1999 Compared to Fiscal 1998

          Net sales decreased 20.7%, or $185.0 million, to $707.6 million in fiscal 1999 compared to $892.6 million in fiscal 1998.
Information concerning the Company's domestic and foreign sales is summarized below:

                                                 Year Ended
                                                  June 30,                       Change
                                          ---------------------        -------------------------
                                           1999           1998           Amount          Percent
                                          ------         ------        --------          -------
United States:
   Domestic                               $440.5         $528.2         $ (87.7)          16.6%
   Export                                  191.6          341.9          (150.3)          44.0%

Latin America                               82.9           24.6            58.3          237.0%

Elimination                                ( 7.4)          (2.1)           (5.3)           N/A
                                          ------         ------         -------         -------

Consolidated                              $707.6         $892.6         $(185.0)          20.7%
                                          ======         ======         =======         =======

          The overall decline resulted from a decrease in United States domestic net sales, a decline in net sales to customers for export principally to Latin America and a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December 1997 and now operating as SED International do Brasil Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998).

          The decrease in sales in the United States was primarily due to lower sales of mass storage products resulting from the loss of a key vendor. Sales of microcomputer products represented approximately 86.6% of the Company's net sales in fiscal 1999 compared to 88.0% for fiscal 1998. Sales of wireless telephone products accounted for approximately 13.4% of the Company's net sales in fiscal 1999 compared to 12.0% for fiscal 1998.

          Gross profit decreased $13.3 million to $31.2 million in fiscal 1999, compared to $44.5 million in fiscal 1998. Gross profit for fiscal 1999 was impacted by $7.5 million of inventory markdowns for slow moving inventory. Overall, total gross profit dollars have declined with sales. Gross profit as a percentage of net sales decreased to 4.4% in fiscal 1999 from 5.0% in fiscal 1998. The change in gross profit as a percentage of sales was due principally to a combination of lower sales and the change in the mix of products sold. Overall, the Company continues to experience pricing pressure in selling products.

          Selling, general and administrative expenses (excluding $15.4 million of impairment charges for fiscal 1999) increased 35.0% to $54.4 million, compared to $40.3 million in fiscal 1998. These expenses as a percentage of net sales increased to 7.7% in 1999 compared to 4.5% in fiscal 1998. The dollar increase in these expenses is primarily due to increased provisions for accounts receivable losses in fiscal 1999 and the inclusion of operations of Latin American affiliates.

          Net interest expense was $0.7 million in fiscal 1999 compared to interest expense of $2.7 million in fiscal 1998. This net change resulted primarily from a reduction in working capital requirements in fiscal 1999.

          Income tax benefit was $1.4 million in fiscal 1999 compared to an income tax expense of $0.4 million in fiscal 1998. The effective tax rate (benefit) for fiscal 1999 was significantly reduced as a result of an increase in the valuation allowance. At June 30, 1999, the Company has gross net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $23.7 million expiring at various dates through 2019. At June 30, 1999, the Company has gross net operating loss carryforwards for foreign income tax purposes of approximately $5.2 million and $1.0 million in Brazil and Colombia, respectively. The carryforwards in Brazil do not expire, subject to certain limitations. The carryforwards in Colombia expire at various dates through 2004. At June 30, 1999, the Company has recorded a valuation allowance for principally all deferred tax assets as there is no assurance these assets will be realized.

Fiscal 1998 Compared to Fiscal 1997
          Net sales increased 38.1%, or $246.3 million, to $892.6 million in fiscal 1998 compared to $646.3 million in fiscal 1997. This growth resulted from an increase in United States net sales, net sales to customers for export principally into Latin America, and net sales in-country for Brazil and Colombia. Net sales in the United States increased approximately 48.5%, or $172.6 million, to $528.2 million in fiscal 1998 compared to $355.6 million in fiscal 1997, primarily due to increased sales of printer and mass storage products. Net sales for export and in-country sales in Brazil and Colombia increased 25.3%, or $73.7 million, to $364.4 million in fiscal 1998 compared to $290.7 million in fiscal 1997, primarily due to the December 1997 acquisition of Magna Distribuidora Ltda. in Brazil. Sales of microcomputer products represented approximately
88.0% of the Company's fiscal 1998 net sales compared to 91.0% for fiscal 1997. Sales of wireless telephone products accounted for approximately 12.0% of the Company's fiscal 1998 net sales compared to 9.0% for fiscal 1997.

          Gross profit increased 14.4%, or $5.6 million, to $44.5 million in fiscal 1998 compared to $38.9 million in fiscal 1997. Gross profit as a percentage of net sales decreased to 5.0% in fiscal
1998 from 6.0% in fiscal 1997. The dollar increase in gross profit relates directly to the increase in net sales. The decrease in the gross profit percentage was primarily due to lower pricing of hard disc drives, the fourth quarter write-down of certain inventory, including disc drives, and competitive pricing in general.


          Selling, general and administrative expenses (excluding $1.4 million of start-up expenses) increased 68.6%, or $16.4 million, to $40.3 million in fiscal 1998, compared to $23.9 million in fiscal 1997. These expenses as a percentage of net sales increased to 4.5% in fiscal 1998 compared to 3.7% in fiscal 1997. The dollar increase in these expenses was primarily due to increased salaries and commissions for salespeople, new and expanded sales and distribution facilities, and expenses of operations in Latin America. Additionally, the Company incurred significantly higher expenses for uncollectible customer accounts in the fourth quarter.

          As a result of a transaction with Globelle, Inc. ("Globelle"), in June 1997, the Company acquired the distribution rights for certain significant vendor lines in the United States and subsequently hired 36 experienced salespeople formerly with Globelle. Because the Globelle transaction was not an acquisition of a going business concern, a transition period followed the close of that transaction during which the newly-hired sales people became acclimated to the Company's policies, procedures and product offerings, and the inventory of new product lines became stocked at the Company's warehouses. As a result of this transaction, the Company incurred $1.4 million of start-up expenses during the fiscal quarter ended September 30, 1997 reflecting costs associated with the hiring of new sales people, opening new sales offices and other transition expenses.

          Net interest expense increased 28.2%, or $0.6 million, to $2.7 million in fiscal 1998 compared to $2.1 in fiscal 1997. Interest expense as a percentage of net sales was 0.3% both in fiscal 1998 and in fiscal 1997. The increase in interest expense was primarily due to borrowing costs associated with funding increased levels of working capital.

          Income tax expense was recorded at an effective annual rate of 350.0% in fiscal 1998 compared to 38.4% in fiscal 1997. The increase in the effective rate in fiscal 1998 relates primarily to non-deductible goodwill amortization expense and valuation allowances on foreign losses.

Quarterly Data; Seasonality

          The following table sets forth certain unaudited quarterly historical consolidated financial data for each of the Company's last eight fiscal quarters ended June 30, 1999. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. This information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

Quarter Ended (in thousands, except per share data

                            Septem-    Decem-                              Septem-     Decem-
                            ber 30,    ber 31,     March 31,   June 30,     ber 30,    ber 31,   March 31,    June 30,
                             1997       1997         1998        1998        1998        1998      1999        1999
                           --------    --------    --------    --------    --------   --------   --------    --------
Net sales                  $214,032    $215,772    $243,281    $219,544    $217,013   $171,235   $157,674    $161,648
Gross profit                 11,607      13,188      13,521       6,233      11,225     11,220     (1,584)     10,367
Operating income (loss)       3,433       4,958       3,892      (9,543)      1,101       (561)   (39,949)        825
Net earnings (loss)           1,409       2,641       1,919      (6,244)        342       (273)   (38,859)        882
Earnings (loss) per share:
   Basic                        .20         .26         .18        (.59)        .03       (.03)     (4.51)        .13
   Diluted                      .18         .25         .18        (.59)        .03       (.03)     (4.51)        .13

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

          Operating activities provided $45.5 million, used $23.3 million and used $29.0 million of cash in fiscal 1999, 1998 and 1997, respectively. The source of cash in fiscal 1999 resulted primarily from decreases of $86.5 million in inventory and $17.6 million in accounts receivable partially offset by a $53.6 million decrease in accounts payable. The use of cash in fiscal 1998 resulted primarily from increases of $33.3 million in accounts receivable and $25.2 million in inventory partially offset by a $29.6 million increase in accounts payable. The use of cash in fiscal 1997 resulted primarily from increases of $12.5 million in accounts receivable and $40.3 million in inventory partially offset by net earnings of $7.9 million and a $12.6 million increase in accounts payable.

          Investing activities used $6.8 million, $6.3 million and $15.5 million of cash in fiscal 1999, 1998 and 1997, respectively.
The significant use of cash in fiscal 1999 was primarily for the purchase of Intermaco S.R.L. for $4.3 million. The remaining use of cash in fiscal 1999 was primarily due to the purchase of computer equipment and software. The Company used $0.7 million in fiscal 1998 to purchase SED International do Brasil Ltda. The significant use of cash in fiscal 1997 was primarily for the purchase of certain distribution rights and equipment from Globelle for $13.0 million. The Company paid $0.9 million in fiscal 1998 for additional distribution rights benefited from the Globelle transaction. The remaining use of cash in fiscal 1998, as well as the use of cash in fiscal 1997, was primarily due to the upgrade of the Company's computer and telephone systems as well as the expansion of warehouse and other facilities in each year.

          Financing activities used $37.3 million of cash in fiscal 1999 and provided $31.6 million and $44.6 million of cash in fiscal 1998 and 1997, respectively. The net cash used in financing activities in fiscal 1999 primarily related to net borrowings of $22.5 million under the Company's credit agreement and the repurchase of 3,946,250 shares of common stock for approximately $14.8 million in open market and privately negotiated transactions under a stock buy-back program previously authorized by the Board of Directors. In fiscal 1998, the Company received $54.4 million, net of expenses, from a public stock offering of 3,000,000 shares of its common stock. The net proceeds from this stock offering were used to reduce indebtedness under the Company's credit agreement. Additional financing activities in fiscal 1998 relate to the exercise of stock options for $1.6 million and net borrowings of $25.0 million under the Company's credit agreement. In fiscal 1997, the Company repurchased 200,000 shares of common stock for approximately $1.3 million in an open market transaction under a stock buy-back program previously authorized by the Board of Directors. Net borrowings under the Company's credit agreement in fiscal 1997 were $45.4 million.

          The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provides for a line of credit of up to $50.0 million. At June 30, 1999, the Company had borrowings of $8.5 million under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $15.0 million reserve. The $15.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. If this amended agreement had been in place at June 30, 1999, available borrowings under this agreement, based on collateral limitations, would have been $40.0 million at that date ($15.0 million of which would only have been available to finance obligations due to Finova, if necessary).

          The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at the prime rate offered by Wachovia (8.0% at June 30, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 1999 were $7.2 million, $32.0 million and 8.12%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 1998 were $33.9 million, $80.0
million and 7.87%, respectively.   At June 30, 1999 the Company was
not initially in compliance with certain covenants; such covenants were retroactively amended by the bank effective June 30, 1999 to permit the Company to be in compliance.

          Management believes that the credit agreement together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal
2000.

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

Year 2000

          The Company has evaluated its major computer software and operating systems to determine their respective date sensitivity in light of the possible inability of certain computer programs to handle dates beyond the year 1999 (the "Year 2000 Issue"). The Company's plans for dealing with the Year 2000 Issue have included the following phases: inventorying affected technology and assessing potential impact of the Year 2000 Issue; determining the need for software and operating system upgrades and replacements; implementing and testing newly installed software and operating systems; and developing contingency plans. Many of the Company's hardware, software and operating systems have already been updated to the latest versions available.

          The Company relies on third-party suppliers for many systems, products and services including telecommunications and data center support. The Company may be adversely impacted if these suppliers have not made the necessary changes to their own systems and products in a timely manner.

          The cost to the Company of software and hardware remediation was approximately $200,000 during fiscal 1999 and is estimated to be $50,000 during fiscal 2000. The total cost of updating the Company's software and operating systems is currently estimated at approximately $500,000.

          Potential risk factors for the Company relating to the Year 2000 Issue may include loss of order processing and order shipment capabilities, the potential inability to effectively manage distribution center inventory, and potential complications with telephone or email communications. The Company currently believes that the majority of its mission critical systems pose a low risk to the Company's overall operational abilities, due to the fact that the Company has updated most of its software and operating systems to recent versions. Furthermore, the Company has taken measures to ensure that its systems that pose a potentially higher risk to the Company's overall operational abilities have been updated.

          The Company believes that it is taking the appropriate measures to develop contingency plans that address the likely worst case scenarios relating to the Year 2000 Issue. Although the Company believes that the measures it is currently undertaking and intends to undertake will adequately address the Year 2000 issue, it has developed alternative plans should potential complications arise. Though essential to the operation of the Company's business, the software and operating systems that the Company currently utilizes may be supplemented by manual processing and shipment of orders.

Forward-Looking Statements

         The matters discussed herein and in the Letter to Shareholders accompanying this Annual Report on Form 10-K contain certain forward-looking statements that represent the Company's expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans and non-historical Year 2000 information. When used by or on behalf of the Company, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) as well as general economic conditions and industry trends, foreign currency fluctuations, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisitions on a favorable basis, a dependence upon and/or loss of key vendors or customers, the transition to indirect distribution relationships for some products, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors
SED International Holdings, Inc.

          We have audited the accompanying consolidated balance sheets of SED International Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SED International Holdings, Inc. and subsidiaries as of June 30, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

Atlanta, Georgia
September 22, 1999

                  SED INTERNATIONAL HOLDINGS, INC.
                        AND SUBSIDIARIES

                  CONSOLIDATED BALANCE SHEETS


                                                                                         June 30,
                                                                           ---------------------------------
                                                                                1999                 1998
                                                                           ------------         ------------
                     ASSETS

Current assets:
  Cash and cash equivalents                                                $  3,266,000         $  2,693,000
  Trade accounts receivable, less allowance for doubtful
    accounts of $3,253,000  (1999) and $2,362,000 (1998)                     58,085,000           86,298,000
  Inventories                                                                57,092,000          141,196,000
  Refundable income taxes                                                     3,801,000            3,489,000
  Deferred income taxes                                                         290,000            1,827,000
  Other current assets                                                        2,439,000            1,528,000
                                                                           ------------         ------------
    Total current assets                                                    124,973,000          237,031,000
Property and equipment net                                                    6,994,000            9,490,000
Intangibles-net                                                               9,123,000           20,044,000
                                                                           ------------         ------------
    Total assets                                                           $141,090,000         $266,565,000
                                                                           ============         ============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Trade accounts payable                                                   $ 72,375,000         $122,959,000
  Accrued and other current liabilities                                       7,405,000            6,331,000
    Total current liabilities                                                79,780,000          129,290,000
Revolving bank debt                                                           8,500,000           31,000,000

Commitments (Note 6)
Shareholders' equity:
  Preferred stock, $1.00 par value;
    129,500 shares authorized, none issued
  Common stock, $.01 par value;
    100,000,000 shares authorized, 11,158,311 (1999) and
    10,862,211  (1998) shares issued, 6,866,453 (1999) and
    10,516,603 (1998) shares outstanding                                        112,000              108,000
  Additional paid-in capital                                                 71,712,000           70,659,000
  Retained earnings                                                             932,000           38,840,000
  Accumulated other comprehensive loss                                         (984,000)            (119,000)
  Treasury stock, 4,291,858 (1999) and 345,608 (1998) shares, at cost       (17,764,000)          (2,937,000)
  Prepaid compensation stock awards                                          (1,198,000)            (276,000)
                                                                           ------------         ------------
    Total shareholders' equity                                               52,810,000          106,275,000
                                                                           ------------         ------------
    Total liabilities and shareholders' equity                             $141,090,000         $266,565,000
                                                                           ============         ============

         See notes to consolidated financial statements

                SED INTERNATIONAL HOLDINGS, INC.
                        AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        Year ended June 30,
                                                       -----------------------------------------------------
                                                           1999                1998                 1997
                                                       ------------        ------------         ------------
Net sales                                              $707,570,000        $892,629,000         $646,336,000
Cost of sales, including buying and
  occupancy expenses                                    676,342,000         848,090,000          607,437,000
                                                       ------------        ------------         ------------
Gross profit                                             31,228,000          44,539,000           38,899,000

Selling, general and administrative expenses             54,426,000          40,309,000           23,941,000
Impairment charges                                       15,386,000
Start-up expenses                                                             1,400,000
                                                       ------------        ------------         ------------
Operating income (loss)                                 (38,584,000)          2,830,000           14,958,000
Interest expense net                                        731,000           2,728,000            2,128,000
                                                       ------------        ------------         ------------
Earnings (loss) before income taxes                     (39,315,000)            102,000           12,830,000
Income taxes (benefit)                                   (1,407,000)            357,000            4,925,000
                                                       ------------        ------------         ------------
Net earnings (loss)                                    $(37,908,000)       $   (255,000)        $  7,905,000
                                                       ============        ============         ============

Net earnings (loss) per common share:
  Basic                                                      $(4.36)              $(.03)               $1.10
  Diluted                                                    $(4.36)              $(.03)               $1.04

Weighted average number of shares outstanding:
  Basic                                                   8,698,000           9,602,000            7,183,000
  Diluted                                                 8,698,000           9,602,000            7,634,000


               See notes to consolidated financial statements

                       SED INTERNATIONAL HOLDINGS, INC.
                               AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                Accumulated                             Prepaid
                                                                   Other                                Compens-
                  Common Stock        Additional                  Compre-                                 ation      Total
                            Par         Paid-In     Retained       hensive       Treasury Stock          Stock      holder's
               Shares       Value       Capital     Earnings        Loss       Shares        Cost        Awards      Equity
             ----------   --------   -----------   -----------   ---------    -------   -----------    ---------   ---------
BALANCE,
JUNE  30,
1996          7,444,712   $ 74,000   $12,204,000   $31,190,000   $(999,999)   125,590   $(1,390,000)   $(428,000)  $41,650,000

Amortiz-
  ation of
  stock
  awards                                                                                                 122,000       122,000

Stock
  awards
  cancelled      (5,000)                 (28,000)                                                         28,000

Stock
  options
  exercised      83,074      1,000       396,000                                                                       397,000

Tax benefit
  of stock
  awards and
  options                                147,000                                                                       147,000

Treasury
  stock
  purchased                                                                   200,000    (1,325,000)                (1,325,000)

Net earnings
  and com-
  prehensive
  income                                             7,905,000                                                       7,905,000
             ----------   --------   -----------   -----------   ---------    -------   -----------    ---------   -----------

BALANCE,
JUNE 30,
1997          7,522,786     75,000    12,719,000    39,095,000                325,590    (2,715,000)    (278,000)   48,896,000

Stock
  awards
  issued to
  employees      16,600                  199,000                                                        (199,000)

Amortiz-
  ation of
  stock
  awards                                                                                                 108,000       108,000

Stock
  awards
  cancelled     (11,900)                 (93,000)                                                         93,000

Stock
  options
  exercised     255,006      2,000     1.576,000                                                                     1,578,000

Tax benefit
  of stock
  awards and
  options                                818,000                                                                       818,000

Sale of
  common
  stock, net
  of offering
  costs of
  $955,000    3,000,000     30,000    54,395,000                                                                    54,425,000

Treasury
  stock
  purchased                                                                    20,018      (222,000)                  (222,000)


Issuance of
  common
  stock for
  business
  acquired       79,719      1,000     1,045,000                                                                     1,046,000

Net loss                                              (255,000)                                                       (255,000)

Transla-
  tion
  adjust-
  ments                                                           (119,000)                                           (119,000)

Compre-
  hensive
  loss                                                                                                                (374,000)
             ----------   --------   -----------   -----------   ---------    -------   -----------    ---------   -----------
BALANCE,
JUNE 30,
1998         10,862,211    108,000    70,659,000    38,840,000   $(119,000)   345,608    (2,937,000)    (276,000)  106,275,000

Stock
  awards
  issued to
  employees     305,000      4,000     1,118,000                                                      (1,122,000)

Amortiz-
  ation of
  stock
  awards                                                                                                 132,000       132,000

Stock
  awards
  cancelled      (9,300)                 (68,000)                                                         68,000



Stock
  options
  exercised         400                    3,000                                                                         3,000

Treasury
  stock
  purchased                                                                 3,946,250   (14,827,000)               (14,827,000)

Net loss                                           (37,908,000)                                                    (37,908,000)

Transla-
  tion
  adjust-
  ments                                                           (865,000)                                           (865,000)

Compre-
  hensive
  loss                                                                                                             (38,773,000)
             ----------   --------   -----------   -----------   ---------    -------   -----------    ---------   -----------

BALANCE,
JUNE 30,
1999         11,158,311   $112,000   $71,712,000   $   932,000   $(984,000) 4,291,858  $(17,764,000)  $(1,198,000) $52,810,000
             ==========   ========   ===========   ===========   =========  =========   ============   =========== ===========



                 See notes to consolidated financial statements

                 SED INTERNATIONAL HOLDINGS, INC.
                         AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended June 30,
                                                                 ---------------------------------------------------
                                                                     1999               1998                 1997
                                                                 ------------      ------------         ------------
Operating Activities:
   Net earnings (loss)                                           $(37,908,000)     $   (255,000)        $  7,905,000
   Adjustments to reconcile net earnings (loss) to net
     cash provided by (used in) operating activities:
     Impairment charges for long-lived assets                      15,386,000
       Depreciation and amortization                                3,206,000         2,847,000            1,731,000
       Compensation stock awards                                      132,000           108,000              122,000
       Provision for losses on accounts receivable                 13,622,000         6,073,000            1,391,000
      Changes in assets and liabilities, net of effects of
      acquired business in fiscal 1999 and 1998:
       Trade accounts receivable                                   17,639,000       (33,254,000)         (12,515,000)
       Inventories                                                 86,489,000       (25,248,000)         (40,312,000)
       Refundable income taxes                                       (312,000)       (3,489,000)
       Deferred income taxes                                        1,823,000          (604,000)               7,000
       Other current assets                                          (865,000)         (129,000)            (692,000)
       Trade accounts payable                                     (53,582,000)       29,611,000           12,562,000
       Income taxes payable                                                                                 (695,000)
       Accrued and other current liabilities                          (92,000)        1,063,000            1,521,000
                                                                 ------------      ------------         ------------
        Net cash provided by (used in)
        operating activities                                       45,538,000       (23,277,000)         (28,975,000)
                                                                 ------------      ------------         ------------
Investing Activities:
   Purchase of equipment                                           (2,470,000)       (4,767,000)          (3,521,000)
   Purchase of businesses, net of cash acquired                    (4,306,000)         (659,000)
   Purchase of distribution rights                                                     (867,000)         (11,992,000)
                                                                 ------------      ------------         ------------
       Net cash used in investing activities                       (6,776,000)       (6,293,000)         (15,513,000)
                                                                 ------------      ------------         ------------
Financing Activities:
   Net proceeds from (payments of) revolving bank debt            (22,500,000)      (25,000,000)          45,390,000
   Net proceeds from issuance of common stock                           3,000        56,003,000              397,000

   Tax benefit from stock awards and options                                            818,000              147,000
   Purchase of treasury stock                                     (14,827,000)         (222,000)          (1,325,000)
                                                                 ------------      ------------         ------------
       Net cash provided by (used in) financing activities        (37,324,000)       31,599,000           44,609,000
                                                                 ------------      ------------         ------------
Effect of exchange rate changes on cash                              (865,000)         (119,000)
                                                                 ------------      ------------         ------------
Increase in cash and cash equivalents                                 573,000         1,910,000              121,000
Cash and Cash Equivalents
   Beginning of year                                                2,693,000           783,000              662,000
                                                                 ------------      ------------         ------------
   End of year                                                   $  3,266,000      $  2,693,000         $    783,000
                                                                 ============      ============         ============
Supplemental Disclosures of
   Cash Flow Information-
     Cash paid during the year for:
       Interest                                                  $    956,000      $  2,765,000         $  2,167,000
       Income taxes                                                   316,000         3,545,000            5,257,000
  Liabilities assumed in acquisitions                               4,163,000         6,183,000



        See notes to consolidated financial statements

                 SED INTERNATIONAL HOLDINGS, INC.
                         AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
As of and for the years ended June 30, 1999, 1998 and 1997

1. Summary Of Significant Accounting Policies

Principles of Consolidation--The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly
Southern Electronics Distributors, Inc.), SED International do Brasil (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., and Intermaco S.R.L. (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

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

Inventories--Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $10,313,000 at June 30, 1999 and $26,171,000 at June 30, 1998.

Property and Equipment--Property and equipment are recorded at cost. Depreciation is computed principally by the straight-line method over the estimated useful lives, three to seven years, of the related assets or the lease term, whichever is shorter.

Intangible Assets--Intangible assets consist primarily of goodwill and distribution rights. Goodwill represents the excess of the cost of acquired businesses over the fair value of net identifiable assets acquired and is amortized using the straight-line method principally over 30 years. Distribution rights have been amortized using the straight-line method over 25 to 30 years.

Impairment--The Company periodically reviews property and equipment and intangible assets for impairment based on judgments as to the future undiscounted cash flows from related operations. An impaired asset is written down to its estimated fair market value based on the information available; estimated fair market value is generally measured by discounting estimated future cash flows.

Foreign Currency Translation--The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of earnings.

Earnings Per Common Share--Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares are additional common shares assumed to be exercised.

The Company's diluted EPS differs from basic EPS solely from the effect of dilutive stock options and restricted stock awards. For the years ended June 30, 1999, 1998 and 1997 options for approximately 1,678,000, 1,602,000 and 53,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.

Recently Issued Accounting Pronouncements--In June 1998, the
Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for
Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings. SFAS 133, as now amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet fully evaluated the impact of this new standard.

Effective for the year ended June 30, 1999 (fiscal 1999) the Company adopted SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the Company's consolidated financial statements. Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's balance of other comprehensive income is comprised exclusively of changes in the net cumulative translation adjustment.

Effective for the year ended June 30, 1999, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The segment information presented herein is in accordance with this new disclosure standard and closely aligns with geographic information presented by the Company in previous years.

Fair Value of Financial Instruments--Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate fair value.

2.  Acquisitions

Business--In November 1998, the Company acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires based distributor of Hewlett-Packard products and other computer peripherals in Argentina, for approximately $4,417,000 in cash. The Company is required to pay additional amounts (either in cash or in Company common stock at the Company's option) to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined, for the two succeeding twelve month periods commencing November 1, 1998. If paid, such amounts will be recorded as additional goodwill.

In December 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Magna Distribuidora Ltda., a Brazilian distributor of microcomputers and related products ("Magna"), for approximately $1,802,000, consisting of 79,719 shares of common stock valued at $1,045,000 and cash of $757,000. The Company is required to pay additional amounts to the sellers of Magna based on a multiple of Magna's net earnings, as defined, for the two succeeding twelve month periods commencing December 1997. If paid, such amounts will be recorded as additional goodwill. No additional amount was paid based on results for the initial 12 month period.

These acquisitions have been accounted for using the purchase method of accounting. The allocation of purchase price for Intermaco (November 1998) and Magna (December 1997) resulted in $2,495,000 and $758,000 of goodwill, respectively. As discussed in note 3, the Company recorded an impairment charge for the remaining goodwill related to Magna during the third quarter of fiscal 1999.

The operating results of the acquired businesses are included in the Company's consolidated statements of earnings from their respective acquisition dates. The pro forma impact of business acquisitions on operations for fiscal 1999, 1998 and 1997 was not material.

Distribution Rights--On June 30, 1997, as a result of a transaction with Globelle, a wholesale distributor of microcomputers and related products, the Company acquired certain domestic distribution rights (principally for certain Hewlett-Packard products) and equipment for $12,992,000 in cash. The Company paid Globelle an additional $867,000 in fiscal 1998 for certain other domestic distribution rights. These rights were considered impaired and written down during the year ended June 30, 1999, as discussed in note 3.

3.  Long-Term Assets

Long-term assets are comprised of the following:

                                                      June 30,
                                           ---------------------------
                                               1999            1998
                                           -----------     -----------
Property and equipment:
    Furniture and equipment                $10,709,000     $13,427,000
    Leasehold improvements                   1,617,000       1,660,000
    Other                                      207,000         150,000
                                           -----------     -----------
                                            12,533,000      15,237,000
    Less accumulated depreciation           5 ,539,000       5,747,000
                                           -----------     -----------
                                           $ 6,994,000     $ 9,490,000
                                           ===========     ===========
Intangibles:
    Distribution rights                    $   226,000     $12,859,000
    Goodwill                                 9,853,000       8,003,000
    Non-compete agreements                                     500,000
                                           -----------     -----------
                                            10,072,000      21,362,000
    Less accumulated amortization              955,000       1,318,000
                                           -----------     -----------
                                           $ 9,123,000     $20,044,000
                                           ===========     ===========

Amortization expense of intangibles was $888,000, $749,000 and $338,000 in the years ended June 30, 1999, 1998 and 1997, respectively.

The Company recorded impairment charges aggregating $15,386,000 during the year ended June 30, 1999 for the following:

[BULLET] As a result of declining U.S. sales, the Company reviewed the intangible assets related to distribution rights acquired in June 1997 from Globelle for possible impairment. This evaluation resulted in a $11,994,000 writedown of these rights to their estimated fair value (based on estimated future associated cash flows).
[BULLET] In response to the poor operating performance realized at SED Magna Distribuidora Ltda. in Brazil since its December 1997 acquisition and risks inherent in its future operations, the Company recorded an impairment charge of $738,000 for the write-off of the goodwill related to this entity (as this goodwill does not appear to be recoverable).
[BULLET] Property and equipment was reviewed and written down by $2,654,000 primarily for computer equipment and capitalized software costs.

4.  Revolving Bank Debt

The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provides for a line of credit of up to $50.0 million. At June 30, 1999, the Company had borrowings of $8.5 million under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $15.0 million reserve. The $15.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. If this amended agreement had been in place at June 30, 1999, available borrowings under this agreement, based on collateral limitations, would have been $40.0 million at that date ($15.0 million of which would only have been available to finance obligations due to Finova, if necessary).

The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at the prime rate offered by Wachovia (8.0% at June 30, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 1999 were $7.2 million, $32.0 million and 8.12%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 1998 were $33.9 million, $80.0 million and 7.87%, respectively. At June 30, 1999 the Company was not initially in compliance with certain covenants; such covenants were retroactively amended by the bank effective June 30, 1999 to permit the Company to be in compliance.

The carrying value of revolving bank debt at June 30, 1999 approximates its fair value based on interest rates that are believed to be available to the Company for debt with similar provisions.

5.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's current deferred tax assets are as follows:

                                                     June 30,
                                         ----------------------------
                                            1999               1998
                                         -----------       ----------
U.S. federal and state operating
  loss carryforwards                     $ 9,240,000
Foreign operating loss carryforwards       2,046,000      $   166,000
Reserves not currently deductible          1,819,000        1,317,000
Inventory valuation                          418,000          683,000
Other                                        170,000          (10,000)
Valuation allowance                      (13,403,000)        (329,000)
                                         -----------      -----------
                                         $   290,000      $ 1,827,000
                                         ===========      ===========

At June 30, 1999, the Company has gross net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $23.7 million expiring at various dates through 2019. At June 30, 1999, the Company has gross net operating loss carryforwards for foreign income tax purposes of approximately $5.2 million and $1.0 million in Brazil and Colombia, respectively.
The carryforwards in Brazil do not expire, subject to certain limitations. The carryforwards in Colombia expire at various dates through 2004. At June 30, 1999, the Company has recorded a valuation allowance for principally all deferred tax assets as there is no assurance these assets will be realized.

Components of income tax expense (benefit) are as follows:

                                                    Year Ended June 30,
                                    -----------------------------------------------
                                        1999               1998            1997
                                    -----------         ---------        ----------

Current:
  Federal                           $(2,795,000)        $ 914,000        $4,380,000
  State                                (252,000)           47,000           538,000
  Foreign                               128,000
                                    -----------         ---------        ----------
                                     (2,919,000)          961,000         4,918,000
                                    -----------         ---------        ----------

Deferred:
  Federal                             1,203,000          (552,000)            6,000
  State                                 313,000           (52,000)            1,000
  Foreign                                (4,000)
                                    -----------         ---------        ----------
                                      1,512,000          (604,000)            7,000
                                    -----------         ---------        ----------
                                    $(1,407,000)        $ 357,000        $4,925,000
                                   ============         =========        ==========

Income tax benefits relating to the exercise of employee stock awards and options reduce taxes currently payable and are credited to additional paid-in capital. Such amounts approximated
$818,000 and $9,700 for fiscal 1998 and 1997, respectively.

The Company's effective tax rates differ from statutory rates as follows:

                                                   Year Ended June 30,
                                       -----------------------------------------
                                        1999               1998            1997
                                       ------              ----            ----
Statutory federal rate (benefit)       (34.0)%             34.0%           34.2%
State income taxes net of
   federal income tax benefit            0.1               28.4              3.3
Non-deductible goodwill
   amortization                          1.0               82.4             1.9
Valuation allowance                     24.7              163.7              --
Other                                    4.6               41.5            (1.0)
                                        ----              -----            ----
                                        (3.6)%            350.0%           38.4%
                                        ====              =====            ====

6.  Lease Obligations

SED International leases its main office facility under an operating lease with an entity owned by certain minority shareholders of the Company. The lease currently provides for an annual rent of $176,000 through September 1999, increasing to approximately $253,000 effective October 1999, with annual increases of three percent through September 2006.

The Company leases additional distribution center and sales office space under operating leases. Rent expense under all operating leases for the years ended June 30, 1999, 1998 and 1997 was $2,573,000,
$2,090,000 and $949,000, respectively.

As of June 30, 1999, future minimum rental commitments under noncancelable operating leases are:

Year Ending June 30,
    2000                                        $1,900,000
    2001                                         1,703,000
    2002                                         1,183,000
    2003                                           555,000
    2004                                           283,000
    2005 and thereafter                            667,000
                                                ----------

                                                $6,291,000
                                                ==========


7.  Shareholders' Equity

Common Stock--In October 1997 the Company issued 3,000,000 shares of its common stock for proceeds of $54,395,000, net of offering costs of $955,000. During fiscal years 1999, 1998 and 1997, the Company repurchased 3,946,250, 20,018 and 200,000 shares, respectively, of its common stock in open market and private transactions for $14,827,000, $222,000 and $1,325,000, respectively.

Stock Options--The Company maintains stock option plans under which 1,796,146 shares of common stock have been reserved at June 30, 1999 for outstanding and future incentive and nonqualified stock option grants and stock grants to officers and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 10% to 50% per year. Upon the occurrence of a "change of control" (as defined), all outstanding options become immediately exercisable.

Stock option activity and related information under these plans is as follows:

                                                                                   Weighted
                                                                                    Average
                                                         Shares                 Exercise Price
                                                        ---------               --------------

Shares under options June 30, 1996                      1,195,600                    $5.24
  Granted                                                 401,200                     8.21
  Exercised                                               (83,074)                    8.21
  Canceled                                                (85,940)                    6.77
                                                        ---------
Shares under options June 30, 1997                      1,427,786                     6.02
  Granted                                                 318,700                    13.94
  Exercised                                              (193,506)                    5.70
  Canceled                                                (32,945)                    8.46
                                                        ---------
Shares under options June 30, 1998                      1,520,035                     7.66
  Granted                                                 225,550                     4.10
  Exercised                                                  (400)                    7.50
  Canceled                                               (178,350)                    4.89
                                                        ---------
Shares under options June 30, 1999                      1,566,835                     4.87
                                                        =========

Exercisable at June 30: 1997                              903,396                     5.30
                        1998                              932,039                     5.72
                        1999                              848,615                     4.96

Additionally, since 1992, the Board of Directors has granted nonqualified options to purchase 183,000 shares of common stock to certain directors of the Company at an exercise price from $5.00 to $15.25 (fair market value of the Company's common stock at date of grant). Options to purchase 10,000 shares of common stock by a director were canceled during fiscal 1997. Options to purchase 61,500 shares of common stock were exercised by certain directors at a weighted average price of $7.73 during fiscal 1998. At June 30, 1999, 111,500 options granted to directors of the Company were outstanding and exercisable at a weighted average exercise price of $5.05; such options expire 10 years from the date of grant.

The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 1999:

                                   Outstanding Options                Exercisable Options
                    --------------------------------------------   -------------------------
                                         Weighted
                                          Average       Weighted
                                         Remaining      Average      Average        Average
   Range of             Number          Contractual     Exercise      Number       Exercise
Exercise Prices      Outstanding        Life (Years)      Price    Exercisable       Price
---------------      -----------        -----------     ---------  -----------     ---------
$3.56-$4.56             175,150            3.89           $3.88
 4.89- 5.06           1,503,185            1.99            5.00      848,615         $4.96

In July 1999, the Company's directors approved a broadly-based stock benefit plan under which non-qualified stock options and awards for up to an aggregate of 1,400,000 shares of common stock may be issued. Stock options for the purchase of 988,000 shares of the Company's stock at a price of $2.94 per share and stock awards for 150,000 shares were issued in July 1999. The information described previously in this note does not include the effect of stock options and awards issued subsequent to June 30, 1999 under this plan.

Fair Value--The weighted average fair value of options granted in fiscal 1999, 1998 and 1997 was $2.52, $3.61 and $4.45, respectively, using the Black-Scholes option pricing model with the following assumptions:

                                             1999                1998          1997
                                             ----                ----          ----
Dividend yield                                0.0%                0.0%          0.0%
Expected volatility                          58.4%               55.5%         49.2%
Risk free interest rate                       5.1%                5.9%          6.3%
Expected life, in years                       6.6                 6.8           7.6

Had compensation cost for grants under the Company's stock option plans in fiscal 1999, 1998 and 1997 been determined based on the fair value at the date of grant consistent with the method of SFAS 123, the Company's pro forma net earnings (loss) and net earnings
(loss) per share would have been as follows:

                                                   Year Ended June 30,
                                  ---------------------------------------------------
                                       1999                1998               1997
                                  ------------         -----------         ----------
Pro forma net
    earnings (loss)               $(39,027,000)        $(1,075,000)        $7,446,000
Pro forma net
    earnings (loss)
    per common share:
     Basic                               (4.49)               (.11)              1.04
     Diluted                             (4.49)               (.11)               .98

Restricted Stock--In 1988, the Company's directors established a restricted stock plan which permits the granting of restricted stock awards to officers, key employees and directors. The individual awards vest generally after three to ten years. At June 30, 1999, 5,000 shares of common stock are reserved for issuance under this plan. Restricted stock activity is as follows:

                                                   Year Ended June 30,
                                     -----------------------------------------------
                                       1999                1998                1997
                                     -------             -------              ------
Shares of restricted stock
   beginning of year                  67,200              92,500              97,500
      Issued                         280,000              16,600
      Vested                                             (30,000)
      Canceled                        (9,300)            (11,900)             (5,000)
                                     -------             -------              ------
Shares of restricted stock
   end of year                       337,900              67,200              92,500
                                     =======             =======              ======

The value of restricted stock awards is determined using the market price of the Company's common stock on the grant date and is amortized over the vesting period. The unamortized portion of such awards is deducted from stockholders' equity.

Stockholder Rights Agreement--In October 1996, the Company adopted a stockholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of 12% or more of the Company's common stock or announces or commences a tender or exchange offer that could result in 12% ownership (the "Change Date"). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change
Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power and, until exercisable, no dilutive effect on net earnings per common share. The rights expire in October 2006 and are redeemable at the discretion of the Company's Board of Directors at $.01 per right.

8.  Employee Benefit Plan
SED International maintains a voluntary retirement benefit program, the Southern Electronics Distributors, Inc. 401(k) Plan. All employees of SED International who have attained the age of 21 are eligible to participate after completing one year of service. SED International matches a portion of employee contributions to the plan. Employees are immediately vested in their own contributions. Vesting in SED International's matching contributions is based on years of continuous service. SED International's matching contribution expense for the years ended June 30, 1999, 1998 and 1997 was $142,000, $114,000 and $90,000, respectively.

9.  Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America. Financial information by geographic region is as follows:

                                   United States          Latin America          Eliminations              Consolidated
                                    ------------           -----------          -------------              ------------
Fiscal 1999
Net sales:
   Unaffiliated customers           $624,690,000           $82,880,000                                     $707,570,000
   Foreign subsidiaries                7,362,000                                $  (7,362,000)
                                    ------------           -----------          -------------              ------------
     Total                          $632,052,000           $82,880,000          $  (7,362,000)             $707,570,000
                                    ============           ===========          =============              ============

Gross profit                        $ 23,090,000           $ 8,138,000                                     $ 31,228,000
Income (loss) from operations        (32,058,000)           (5,850,000)                                     (37,908,000)
Total assets                         128,379,000            28,882,000          $ (16,171,000)              141,090,000

Fiscal 1998
Net sales:
   Unaffiliated customers           $867,986,000           $24,643,000                                     $892,629,000
   Foreign subsidiaries                2,129,000                                $  (2,129,000)
                                    ------------           -----------          -------------              ------------
     Total                          $870,115,000           $24,643,000          $  (2,129,000)             $892,629,000
                                    ============           ===========          =============              ============

Gross profit                        $ 41,587,000           $  2,969,00          $     (17,000)             $ 44,539,000
Income (loss) from operations          3,237,000              (390,000)               (17,000)                2,830,000
Total assets                         254,626,000            15,326,000             (3,387,000)              266,565,000

The Company operated in one geographic region (United States) in fiscal 1997. Sales of products between the Company's geographic regions are made at market prices. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

                         Microcomputer     Wireless Telephone
Year Ended June 30,        Products             Products              Total
-------------------      -------------     ------------------     ------------
1999                     $612,847,000         $ 94,723,000        $707,570,000
1998                      785,514,000          107,115,000         892,629,000
1997                      588,166,000           58,170,000         646,336,000

Approximately 38% of the Company's net sales in the United States in the fiscal year ended June 30, 1999 consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina. For the years ended June 30, 1998 and 1997 approximately 41% and 45%, respectively, of the Company's net sales in the United States were to customers for export principally into Latin America.

10.  Significant Vendors

During the year ended June 30, 1999, the Company purchased approximately 21% of its product from one vendor. During the years ended June 30, 1998 and 1997, the Company purchased approximately
39% and 43%, respectively, of its product from three vendors.

11.  Supplemental Disclosures

Analysis of Allowances for Doubtful Accounts:

                      Balance at         Charged to                           Charged to        Balance at
                       Beginning         Costs and                             to Other             End
                       of Period          Expenses        Deduction(1)        Account(2)         of Period
                      ----------         -----------     ------------          --------          ---------
Year ended June 30,
  1999                $2,362,000         $13,622,000     $(13,091,000)         $360,000          $3,253,000
  1998                 1,102,000           5,911,000       (4,813,000)          162,000           2,362,000
  1997                 1,141,000           1,391,000       (1,430,000)                            1,102,000

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           None.

                               PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          Information regarding the Registrant's directors is incorporated herein by reference to the section of the Registrant's Proxy Statement for the Annual Meeting of Shareholders scheduled for November 9, 1999 (the "Proxy Statement") entitled "Proposal 1 -
Election of Directors."

          The executive officers of the Registrant, their ages and their present positions are as follows:

Name             Age          Position

Gerald Diamond    61          Chairman of the Board, Chief Executive
                              Officer and Director of the Registrant
                              and SED International
Ray D. Risner     54          President, Chief Operating Officer and
                              Director of the Registrant and SED
                              International
Larry G. Ayers    53          Vice President-Finance, Chief Financial
                              Officer, Secretary and Treasurer of the
                              Registrant and SED International
Mark Diamond      34          Executive Vice President and Director of
                              the Registrant and SED International
Jean Diamond      58          Vice President of SED International
Ronell Rivera     36          President of SED International do Brazil
                              Ltda and Senior Vice President of SED
                              International Latin America

          Gerald Diamond. Mr. Diamond has been a director of the Registrant or its predecessor, Southern Electronics Distributors, Inc., since 1980 and currently serves as Chairman of the Board and Chief Executive Officer of the Registrant and SED International. He was elected President and Chairman of the Board of the Registrant and SED International in June 1986 and has served in two or more capacities as Chairman of the Board, Chief Executive Officer and President of the Registrant and SED International from that time up until May 1995. Mr. Diamond founded the predecessor to the Registrant and served as its President and Treasurer from July 1980 through July 1986. Mr. Diamond has been in the electronics-related business for over 35 years. Mr. Diamond is the husband of Jean Diamond and the father of Mark Diamond.

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

          Mark Diamond. Mr. Diamond has been a director of the Registrant since October 1996. He has been employed by the Registrant in various capacities since January 1987. In June 1995, Mr. Diamond was elected Executive Vice President of the Registrant and in August 1995 was elected Executive Vice President of SED International. Mark Diamond is the son of Gerald Diamond and Jean Diamond.

          Jean Diamond. Ms. Diamond was elected Vice President of SED International in August 1994. From 1986 to August 1994, she served as Manager of Credit of SED International. Jean Diamond is the wife of Gerald Diamond and the mother of Mark Diamond.

          Ronell Rivera. Mr. Rivera has served as President of SED International do Brasil Ltda. since June of 1999 and as Senior Vice President of SED International Latin America since March 1997 and as Vice President-Sales for Latin America from December 1995, when the Company acquired U.S. Computer, to February 1977. From May 1991 to December 1995, Mr. Rivera served in various capacities with U.S. Computer, most recently as Vice President-Sales.

Item 11.  EXECUTIVE COMPENSATION

          Information regarding the Registrant's compensation of its executive officers and directors is incorporated herein by reference to the sections of the Proxy Statement entitled "Proposal 1-Election of Directors" and "Executive Compensation."

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

          Information regarding the security ownership of certain beneficial owners and management of the Registrant is incorporated by reference to the section of the Proxy Statement entitled "Ownership of Shares."

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

                    -    Independent Auditors' Report

                    -    Consolidated Balance Sheets at June 30, 1998
                         and 1999

                    - Consolidated Statements of Operations for the years ended June 30, 1997, 1998 and 1999

                    -    Consolidated Statements of Shareholders'
                         Equity for the years ended June 30, 1997, 1998 and 1999

                    - Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1998 and 1999

                    -    Notes to Consolidated Financial Statements

               2.   Financial Statement Schedules.
                    -    Schedules:

                         Schedule II for Valuation and Qualifying accounts is filed herewith under
                         "Supplemental Disclosures" in Note 11 of the
                         Notes to Consolidated Financial Statements

                    Schedules other than the Schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

               3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number            Description

3.1            Articles of Incorporation of the Registrant.
3.2            Bylaws of the Registrant.
4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Registrant, respectively, defining rights of holders of common stock of the Registrant.

4.2            Form of Rights Agreement, dated as of October 31, 1996
               between the Registrant and National City Bank.(1)
10.1           Form of Lease Agreement dated as of January 1, 1991
               between Royal Park, Registrant and SED International,
               Inc. (Formerly Southern Electronics Distributors, Inc.)
               ("SED International").(2)
10.2           Lease Agreement dated May 16, 1990 between The
               Equitable Life Assurance Society of the United States
               and SED International(3), as amended March 20, 1992.(4)
10.3           Southern Electronics Corporation 1986 Stock Option Plan
               dated September 3, 1986, together with related forms of
               Incentive Stock Option Agreement and NonQualified
               Stock Option Agreement.(5)/*/
10.4           Form of First Amendment dated September 14, 1989 to
               Southern Electronics Corporation 1986 Stock Option
               Plan.(6)/*/
10.5           Second Amendment dated November 7, 1989 to Southern
               Electronics Corporation 1996 Stock Option Plan.(7)/*/
10.6           Third Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1986 Stock Option Plan.(8)/*/
10.7           Southern Electronics Corporation 1988 Restricted Stock
               Plan, together with related form of Restricted Stock
               Agreement.(9)/*/
10.8           First Amendment dated November 7, 1989 to Southern
               Electronics Corporation 1988 Restricted Stock
               Plan.(10)/*/
10.9           Second Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1988 Restricted Stock
               Plan.(11)/*/
10.10          Form of Southern Electronics Corporation 1991 Stock
               Option Plan, together with related forms of Incentive
               Stock Option Agreement and NonQualified Stock Option
               Agreement. (12) /*/
10.11          First Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1991 Stock Option Plan.(13)/*/
10.12          Second Amendment dated August 30, 1996 to Southern
               Electronics Corporation 1991 Stock Option Plan.(14)/*/
10.13          Form of NonQualified Stock Option Agreement dated as of
               August 28, 1992 between the Registrant and Cary
               Rosenthal.(15)/*/
10.14          Employment Agreements dated November 7, 1989, between
               the Registrant, SED International and each of Gerald
               Diamond and Jean Diamond (16)/*/, each as amended by
               form of Amendment No. 1 dated September 24,
               1991.(17)/*/
10.15          SED International, Inc. Savings Plan effective as of
               January 1, 1991, together with Savings Plan Trust and
               Savings Plan Adoption Agreement.(18)/*/
10.16          Lease Agreement dated November 1992 between H.G.
               Pattillo and Elizabeth M. Pattillo and SED
               International.(19)
10.17          Lease Agreement dated August 9, 1993 between New World
               Partners Joint Venture and SED International and
               Addendum I thereto ("NWPJV Lease"). (20)
10.18          Second Addendum to NWPJV Lease dated January 10, 1996
               among New World Partners Joint Venture, New World
               Partners Joint Venture Number Two and SED
               International. (21)
10.19          Third Addendum to NWPJV Lease dated July 24, 1996
               between New World Partners Joint Venture Number Two and
               SED International. (22)
10.20          Amendment to Lease for 4775 N. Royal Atlanta Drive.(23)
10.21          Form of NonQualified Stock Option Agreement dated as of
               May 21, 1993 between the Registrant and Cary Rosenthal
               (see Exhibit 10.13)./*/
10.22          Form of NonQualified Stock Option Agreement, dated as
               of September 13, 1994 between the Registrant and Cary
               Rosenthal (see Exhibit 10.13)./*/
10.23          Form of NonQualified Stock Option Agreement for
               Directors. (24)./*/
10.24          1995 Formula Stock Option Plan, together with related
               form of NonQualified Stock Option Agreement.(25)
10.25          Adoption Agreement for Swerdlin & Registrant Regional
               Prototype Standardized 401(k) Profit Sharing Plan and
               Trust, as amended. (26)/*/
10.26          Third Amendment dated September 12, 1996 to the
               Southern Electronics Corporation Stock Option
               Plan.(27)/*/
10.27          Industrial Real Estate Lease (Multi-Tenant Facility)
               dated as of March 6, 1997, between Majestic Realty Co.
               and Patrician Associates, Inc., as landlord (the
               "Landlord"), and SED International, as Tenant, together
               with Option to Extend Term dated as of March 26, 1997,
               between the Landlord and SED International, as Tenant.
               (28)
10.28          Lease Agreement made August 11, 1997, between Gwinnett
               Industries, Inc. and SED International. (29)
10.29          Lease Agreement made February 3, 1998, between First
               Industrial Harrisburg, L.P. and SED International. (30)
10.30          Second Amendment to Employment Agreement effective July
               1, 1998 between SED International and Gerald Diamond.
               (31)/*/
10.31          Second Amendment to Employment Agreement effective July
               1, 1998 between SED International and Jean Diamond.
               (32)/*/
10.32          1999 Stock Option Plan dated July 20, 1999, together
               with related forms of Stock Option Agreement and
               Restriction Agreement./*/
10.33          Third Amendment to Employment Agreement effective
               December 16, 1998 between SED International and Jean
               Diamond. (33)/*/
10.34          Third Amendment to Employment Agreement effective July
               1, 1999 between SED International and Gerald
               Diamond./*/
10.35          Fourth Amendment to Employment Agreement effective July
               1, 1999 between SED International and Jean Diamond./*/
10.36          Employment Agreement effective June 1, 1999, between
               SED International and Ronell Rivera./*/
10.37          Form of Second Amended and Restated Credit Agreement
               dated as of August 31, 1999, among the Registrant and
               SED International as Borrowers and Wachovia Bank, N.A.
               as Agent./*/
10.38          Form of Indemnification Agreement entered into with
               each of the directors of the Registrant and the
               Registrant./*/
10.39          Form of Indemnification Agreement entered into with
               each of the officers of the Registrant and the
               Registrant./*/
21             Subsidiaries of the Registrant.
23             Independent Auditors' Consent.
24             Power of Attorney  (see signature page to this
               Registration Statement).
27             Financial Data Schedule.
--------------------

/*/Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1) Incorporated herein by reference to Exhibit 7 to the Registrant's Current Report on Form 8-K dated October 30, 1996.
(2) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-16345) ("1991 Form 10-K").
(3) Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (SEC File No. 0-16345) ("1990 Form 10-K").
(4) Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-16345) ("1992 Form 10-K").
(5) Incorporated herein by reference to Exhibit 10.12 to Registrant's ("Registration Statement") on Form S1, filed September 5, 1986 (Reg. No. 338494).
(6) Incorporated herein by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).
(7) Incorporated herein by reference to Exhibit 10.25 to Registrant's 1990 Form 10-K.
(8) Incorporated herein by reference to Exhibit 10.12 to Registrant's 1992 Form 10-K.
(9) Incorporated herein by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).
(10) Incorporated herein by reference to Exhibit 10.26 to Registrant's 1990 Form 10-K.
(11) Incorporated herein by reference to Exhibit 10.15 to Registrant's 1992 Form 10-K.
(12) Incorporated herein by reference to Annex A to Registrant's definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).
(13) Incorporated herein by reference to Exhibit 10.17 to Registrant's 1992 Form 10-K.
(14) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).
(15) Incorporated herein by reference to Exhibit 10.18 to Registrant's 1992 Form 10-K.
(16) Incorporated herein by reference to Exhibit 6(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).
(17) Incorporated herein by reference to Exhibit 10.13 to Registrant's 1991 Form 10-K.
(18) Incorporated herein by reference to Exhibit 10.15 to Registrant's 1991 Form 10-K.
(19) Incorporated herein by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-16345) ("1993 Form 10-K").
(20) Incorporated herein by reference to Exhibit 10.25 to Registrant's 1993 Form 10-K.
(21) Incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form l0-K for the fiscal year ended June 30, 1996 (SEC File No. 0-16345) ("1996 Form 10-K").
(22) Incorporated herein by reference to Exhibit 10.33 to Registrant's 1996 Form 10-K.
(23) Incorporated herein by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-16345) ("1995 Form 10-K").
(24) Incorporated herein by reference to Exhibit 10.29 to Registrant's 1995 Form 10-K.
(25) Incorporated herein by reference to Appendix B to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).
(26) Incorporated herein by reference to Exhibit 10.41 to Registrant's 1996 Form 10-K.
(27) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).
(28) Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 0-16345).
(29) Incorporated herein by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (SEC File No. 0-16345).

(30) Incorporated herein by reference to Exhibit 10.45 to Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 01-6345) ("1998 Form 10-K").
(31) Incorporated herein by reference to Exhibit 10.48 to Registrant's 1998 Form 10-K.
(32) Incorporated herein by reference to Exhibit 10.49 to Registrant's 1998 Form 10-K.
(33) Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SED INTERNATIONAL HOLDINGS, INC.

Date: September 28, 1999          By: /s/ Larry G. Ayers
                                      Larry G. Ayers
                                      Vice President - Finance, Chief
                                      Financial Officer, Secretary and
                                      Treasurer


                          POWER OF ATTORNEY

          KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gerald Diamond, Ray
D. Risner, and Larry G. Ayers, and any of them, as his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of SED International Holdings, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and other appropriate agencies, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of September, 1999.


                                /s/ Gerald Diamond
                                    Gerald Diamond
                                    Chairman of the Board, Chief
                                    Executive Officer and Director
                                    (principal executive officer)


               [Signatures continued on following page]

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