Form 10-K/A
period 1999-06-30
SED INTERNATIONAL HOLDINGS INC
filed 1999-09-29
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-K/A
                           Amendment No. 1
                    (Amending Part IV -- Item 14)

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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $20.6 million as of September 24, 1999 based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on that day.

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

                               PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K

         (a)   The following documents are filed as part of this
               Report:

               1. Financial Statements. The following financial statements and the report of the Registrant's independent auditors thereon are incorporated herein by reference to Item 8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1999 (SEC File No. 0-16345) ("1999
                    Form 10-K").

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

                    -    Consolidated Statements of Shareholders'
                         Equity for the years ended June 30, 1997, 1998 and 1999

                    - Consolidated Statements of Cash Flows for the years ended June 30, 1997, 1998 and 1999

                    -    Notes to Consolidated Financial Statements

               2.   Financial Statement Schedules.
                    -    Schedules:

                         Schedule II for Valuation and Qualifying accounts is incorporated herein by reference to "Supplemental Disclosures" in Note 11 of the Notes to Consolidated Financial Statements to Registrant's 1999 Form 10-K.

                    Schedules other than the Schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

               3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number            Description

3.1            Articles of Incorporation of the Registrant. (1)
3.2            Bylaws of the Registrant. (2)
4.1 See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Registrant, respectively, defining rights of holders of common stock of the Registrant.

4.2            Form of Rights Agreement, dated as of October 31, 1996
               between the Registrant and National City Bank.(3)
10.1           Form of Lease Agreement dated as of January 1, 1991
               between Royal Park, Registrant and SED International,
               Inc. (Formerly Southern Electronics Distributors, Inc.)
               ("SED International").(4)
10.2           Lease Agreement dated May 16, 1990 between The
               Equitable Life Assurance Society of the United States
               and SED International(5), as amended March 20, 1992.(6)
10.3           Southern Electronics Corporation 1986 Stock Option Plan
               dated September 3, 1986, together with related forms of
               Incentive Stock Option Agreement and NonQualified
               Stock Option Agreement.(7)/*/
10.4           Form of First Amendment dated September 14, 1989 to
               Southern Electronics Corporation 1986 Stock Option
               Plan.(8)/*/
10.5           Second Amendment dated November 7, 1989 to Southern
               Electronics Corporation 1996 Stock Option Plan.(9)/*/
10.6           Third Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1986 Stock Option Plan.(10)/*/
10.7           Southern Electronics Corporation 1988 Restricted Stock
               Plan, together with related form of Restricted Stock
               Agreement.(11)/*/
10.8           First Amendment dated November 7, 1989 to Southern
               Electronics Corporation 1988 Restricted Stock
               Plan.(12)/*/
10.9           Second Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1988 Restricted Stock
               Plan.(13)/*/
10.10          Form of Southern Electronics Corporation 1991 Stock
               Option Plan, together with related forms of Incentive
               Stock Option Agreement and NonQualified Stock Option
               Agreement. (14) /*/
10.11          First Amendment dated July 17, 1992 to Southern
               Electronics Corporation 1991 Stock Option Plan.(15)/*/
10.12          Second Amendment dated August 30, 1996 to Southern
               Electronics Corporation 1991 Stock Option Plan.(16)/*/
10.13          Form of NonQualified Stock Option Agreement dated as of
               August 28, 1992 between the Registrant and Cary
               Rosenthal.(17)/*/
10.14          Employment Agreements dated November 7, 1989, between
               the Registrant, SED International and each of Gerald
               Diamond and Jean Diamond (18)/*/, each as amended by
               form of Amendment No. 1 dated September 24,
               1991.(19)/*/
10.15          SED International, Inc. Savings Plan effective as of
               January 1, 1991, together with Savings Plan Trust and
               Savings Plan Adoption Agreement.(20)/*/
10.16          Lease Agreement dated November 1992 between H.G.
               Pattillo and Elizabeth M. Pattillo and SED
               International.(21)
10.17          Lease Agreement dated August 9, 1993 between New World
               Partners Joint Venture and SED International and
               Addendum I thereto ("NWPJV Lease"). (22)
10.18          Second Addendum to NWPJV Lease dated January 10, 1996
               among New World Partners Joint Venture, New World
               Partners Joint Venture Number Two and SED
               International. (23)
10.19          Third Addendum to NWPJV Lease dated July 24, 1996
               between New World Partners Joint Venture Number Two and
               SED International. (24)
10.20          Amendment to Lease for 4775 N. Royal Atlanta Drive.(25)
10.21          Form of NonQualified Stock Option Agreement dated as of
               May 21, 1993 between the Registrant and Cary Rosenthal
               (see Exhibit 10.13)./*/
10.22          Form of NonQualified Stock Option Agreement, dated as
               of September 13, 1994 between the Registrant and Cary
               Rosenthal (see Exhibit 10.13)./*/
10.23          Form of NonQualified Stock Option Agreement for
               Directors. (26)/*/
10.24          1995 Formula Stock Option Plan, together with related
               form of NonQualified Stock Option Agreement.(27)
10.25          Adoption Agreement for Swerdlin & Registrant Regional
               Prototype Standardized 401(k) Profit Sharing Plan and
               Trust, as amended. (28)/*/
10.26          Third Amendment dated September 12, 1996 to the
               Southern Electronics Corporation Stock Option
               Plan.(29)/*/
10.27          Industrial Real Estate Lease (Multi-Tenant Facility)
               dated as of March 6, 1997, between Majestic Realty Co.
               and Patrician Associates, Inc., as landlord (the
               "Landlord"), and SED International, as Tenant, together
               with Option to Extend Term dated as of March 26, 1997,
               between the Landlord and SED International, as Tenant.
               (30)
10.28          Lease Agreement made August 11, 1997, between Gwinnett
               Industries, Inc. and SED International. (31)
10.29          Lease Agreement made February 3, 1998, between First
               Industrial Harrisburg, L.P. and SED International. (32)
10.30          Second Amendment to Employment Agreement effective July
               1, 1998 between SED International and Gerald Diamond.
               (33)/*/
10.31          Second Amendment to Employment Agreement effective July
               1, 1998 between SED International and Jean Diamond.
               (34)/*/
10.32          1999 Stock Option Plan dated July 20, 1999, together
               with related forms of Stock Option Agreement and
               Restriction Agreement. (35)/*/
10.33          Third Amendment to Employment Agreement effective
               December 16, 1998 between SED International and Jean
               Diamond. (36)/*/
10.34          Third Amendment to Employment Agreement effective July
               1, 1999 between SED International and Gerald
               Diamond. (37)/*/
10.35          Fourth Amendment to Employment Agreement effective July
               1, 1999 between SED International and Jean Diamond.
               (38)/*/
10.36          Employment Agreement effective June 1, 1999, between
               SED International and Ronell Rivera. (39)/*/
10.37          Form of Second Amended and Restated Credit Agreement
               dated as of August 31, 1999, among the Registrant and
               SED International as Borrowers and Wachovia Bank, N.A.
               as Agent. (40)/*/
10.38          Form of Indemnification Agreement entered into with
               each of the directors of the Registrant and the
               Registrant. (41)/*/
10.39          Form of Indemnification Agreement entered into with
               each of the officers of the Registrant and the
               Registrant. (42)/*/
10.40          Form of Lease Agreement dated as of April 1, 1999
               between Diamond Chip Group, L.L.C. and SED
               International. /*/
21             Subsidiaries of the Registrant. (43)
23             Independent Auditors' Consent. (44)
24             Power of Attorney. (45)
27             Financial Data Schedule. (46)
- --------------------

/*/Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1) Incorporated herein by reference to Exhibit 3.1 to the Registrant's 1999 Form 10-K.
(2) Incorporated herein by reference to Exhibit 3.2 to Registrant's 1999 Form 10-K.
(3) Incorporated herein by reference to Exhibit 7 to the Registrant's Current Report on Form 8-K dated October 30, 1996.
(4) Incorporated herein by reference to exhibit of same number to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-16345) ("1991 Form 10-K").
(5) Incorporated herein by reference to Exhibit 10.8 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (SEC File No. 0-16345) ("1990 Form 10-K").
(6) Incorporated herein by reference to Exhibit 10.5 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-16345) ("1992 Form 10-K").
(7) Incorporated herein by reference to Exhibit 10.12 to Registrant's ("Registration Statement") on Form S1, filed September 5, 1986 (Reg. No. 338494).
(8) Incorporated herein by reference to Exhibit 10.22 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).
(9) Incorporated herein by reference to Exhibit 10.25 to Registrant's 1990 Form 10-K.
(10) Incorporated herein by reference to Exhibit 10.12 to Registrant's 1992 Form 10-K.
(11) Incorporated herein by reference to Exhibit 10.21 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).
(12) Incorporated herein by reference to Exhibit 10.26 to Registrant's 1990 Form 10-K.
(13) Incorporated herein by reference to Exhibit 10.15 to Registrant's 1992 Form 10-K.
(14) Incorporated herein by reference to Annex A to Registrant's definitive Supplemental Proxy Statement dated October 18, 1991
     (SEC File No. 0-16345).
(15) Incorporated herein by reference to Exhibit 10.17 to Registrant's 1992 Form 10-K.
(16) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).
(17) Incorporated herein by reference to Exhibit 10.18 to Registrant's 1992 Form 10-K.
(18) Incorporated herein by reference to Exhibit 6(a) to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).
(19) Incorporated herein by reference to Exhibit 10.13 to Registrant's 1991 Form 10-K.
(20) Incorporated herein by reference to Exhibit 10.15 to Registrant's 1991 Form 10-K.
(21) Incorporated herein by reference to Exhibit 10.24 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-16345) ("1993 Form 10-K").
(22) Incorporated herein by reference to Exhibit 10.25 to Registrant's 1993 Form 10-K.
(23) Incorporated herein by reference to Exhibit 10.32 to Registrant's Annual Report on Form l0-K for the fiscal year ended June 30, 1996 (SEC File No. 0-16345) ("1996 Form 10-K").
(24) Incorporated herein by reference to Exhibit 10.33 to Registrant's 1996 Form 10-K.
(25) Incorporated herein by reference to Exhibit 10.26 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-16345) ("1995 Form 10-K").
(26) Incorporated herein by reference to Exhibit 10.29 to Registrant's 1995 Form 10-K.
(27) Incorporated herein by reference to Appendix B to Registrant's Proxy Statement pertaining to Registrant's 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).
(28) Incorporated herein by reference to Exhibit 10.41 to Registrant's 1996 Form 10-K.
(29) Incorporated herein by reference to Appendix A to Registrant's Proxy Statement pertaining to Registrant's 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).
(30) Incorporated herein by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 0-16345).
(31) Incorporated herein by reference to Exhibit 10.40 to Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (SEC File No. 0-16345).

(32) Incorporated herein by reference to Exhibit 10.45 to Registrants Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 01-6345) ("1998 Form 10-K").
(33) Incorporated herein by reference to Exhibit 10.48 to Registrant's 1998 Form 10-K.
(34) Incorporated herein by reference to Exhibit 10.49 to Registrant's 1998 Form 10-K.
(35) Incorporated herein by reference to Exhibit 10.32 to Registrant's 1999 Form 10-K.
(36) Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).
(37) Incorporated herein by reference to Exhibit 10.34 to Registrant's 1999 Form 10-K.
(38) Incorporated herein by reference to Exhibit 10.35 to Registrant's 1999 Form 10-K.
(39) Incorporated herein by reference to Exhibit 10.36 to Registrant's 1999 Form 10-K.
(40) Incorporated herein by reference to Exhibit 10.37 to Registrant's 1999 Form 10-K.
(41) Incorporated herein by reference to Exhibit 10.38 to Registrant's 1999 Form 10-K.
(42) Incorporated herein by reference to Exhibit 10.39 to Registrant's 1999 Form 10-K.
(43) Incorporated herein by reference to Exhibit 21 to Registrant's 1999 Form 10-K.
(44) Incorporated herein by reference to Exhibit 23 to Registrant's 1999 Form 10-K.
(45) Incorporated herein by reference to Exhibit 24 to Registrant's 1999 Form 10-K.
(46) Incorporated herein by reference to Exhibit 27 to Registrant's 1999 Form 10-K.

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SED INTERNATIONAL HOLDINGS, INC.

Date: September 29, 1999          By: /s/ Larry G. Ayers
                                      Larry G. Ayers
                                      Vice President - Finance, Chief
                                      Financial Officer, Secretary and
                                      Treasurer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 29th day of September, 1999.


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




                                    *
                                    Stewart I. Aaron
                                    Director



                                    *
                                    Joel Cohen
                                    Director


                                    *
                                    Mark Diamond
                                    Director


                                    *
                                    Ray D. Risner
                                    Director


                                    *
                                    Cary Rosenthal
                                    Director


*/s/ Larry G. Ayers
Larry G. Ayers
Attorney-In-Fact