Form 10-Q
period 1999-09-30
SED INTERNATIONAL HOLDINGS INC
filed 1999-11-15
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended SEPTEMBER 30, 1999

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 31, 1999, there were 7,014,453 shares of Common Stock, $.01 par value, outstanding.

                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                                      INDEX

                                                                         PAGE

PART I.   FINANCIAL INFORMATION

          Item 1 -  Financial Statements:

                    Condensed Consolidated Balance Sheets                      2

                    Condensed Consolidated Statements of Earnings              3

                    Condensed Consolidated Statements of
                         Shareholders' Equity                                  4

                    Condensed Consolidated Statements of Cash Flows            5

                    Notes to Condensed Consolidated Financial Statements     6-8

          Item 2 -  Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      9-13

PART II.  OTHER INFORMATION

                    Item 1 -  Legal Proceedings                               14

                    Item 2 -  Changes in Securities                           14

                    Item 3 -  Default Upon Senior Securities                  14

                    Item 4 -  Submission of Matters to a Vote of Security
                                   Holders                                    14

                    Item 5 -  Other Information                               14

                    Item 6 -  Exhibits and Reports on Form 8-K                15


ITEM 1:  FINANCIAL STATEMENTS

                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  September 30,          June 30,
                      ASSETS                                                                          1999                 1999
                      ------                                                                     -------------        -------------
                                                                                                  (Unaudited)

CURRENT ASSETS:

   Cash and cash equivalents                                                                     $   5,590,000        $   3,266,000
   Trade accounts receivable, net                                                                   68,072,000           58,085,000
   Inventories                                                                                      70,627,000           57,092,000
   Refundable income taxes                                                                           2,985,000            3,801,000
   Other current assets                                                                              2,486,000            2,729,000
                                                                                                 -------------        -------------
           TOTAL CURRENT ASSETS                                                                    149,760,000          124,973,000

PROPERTY AND EQUIPMENT, net                                                                          7,294,000            6,994,000

INTANGIBLES, net                                                                                     9,033,000            9,123,000
                                                                                                 -------------        -------------
                                                                                                 $ 166,087,000        $ 141,090,000
                                                                                                 =============        =============

       LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:

   Trade accounts payable                                                                        $  97,399,000        $  72,375,000
   Accrued liabilities                                                                               6,978,000            7,405,000
                                                                                                 -------------        -------------
           TOTAL CURRENT LIABILITIES                                                               104,377,000           79,780,000

REVOLVING BANK DEBT                                                                                  8,500,000            8,500,000

SHAREHOLDERS' EQUITY:

   Preferred Stock
     129,500 shares authorized, none issued Common stock, $.01 par value;
        100,000,000 shares authorized; 11,156,311 shares (September 30, 1999)
        and 11,158,311 shares (June 30, 1999) issued                                                   112,000              112,000
   Additional paid-in capital                                                                       71,701,000           71,712,000
   Retained earnings                                                                                 1,532,000              932,000
   Accumulated other comprehensive loss                                                             (1,393,000)            (984,000)
   Treasury stock, at cost, 4,151,858 shares
     (September 30, 1999) and 4,291,858 shares
     (June 30, 1999)                                                                               (17,323,000)         (17,764,000)
   Prepaid compensation - stock awards                                                              (1,419,000)          (1,198,000)



                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)

                                                                                                       Three Months Ended
                                                                                                          SEPTEMBER 30,
                                                                                            ----------------------------------------
                                                                                                1999                       1998
                                                                                            ------------                ------------

NET SALES                                                                                   $186,644,000                $217,013,000
                                                                                            ------------                ------------

COST AND EXPENSES
 Including buying and occupancy expenses                                                     175,523,000                 205,788,000
 Selling, general, and administrative                                                         10,182,000                  10,124,000
                                                                                            ------------                ------------
                                                                                             185,705,000                 215,912,000
                                                                                            ------------                ------------

OPERATING INCOME                                                                                 939,000                   1,101,000

INTEREST EXPENSE                                                                                  89,000                     319,000
                                                                                            ------------                ------------

EARNINGS BEFORE INCOME TAXES                                                                     850,000                     782,000

INCOME TAXES                                                                                     250,000                     440,000
                                                                                            ------------                ------------

NET EARNINGS                                                                                $    600,000                $    342,000
                                                                                            ============                ============

NET EARNINGS PER COMMON SHARE:
   Basic                                                                                    $        .09                $        .03
   Diluted                                                                                           .09                         .03

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                                                       6,529,000                  10,253,000
   Diluted                                                                                     6,529,000                  10,296,000




                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF SHAREHOLDERS' EQUITY

                                   (Unaudited)



                                                   COMMON STOCK                                                        ACCUMULATED
                                         ---------------------------------         ADDITIONAL                             OTHER
                                                                 PAR                PAID-IN             RETAINED      COMPREHENSIVE
                                            SHARES              VALUE               CAPITAL             EARNINGS          LOSS
                                         ----------            ---------         ------------          -----------    -------------

BALANCE, June 30, 1999                   11,158,311            $ 112,000         $ 71,712,000          $   932,000    $    (984,000)

  Stock awards issued to
   employees

  Amortization of stock awards

  Stock awards cancelled                     (2,000)              (11,000)

  Net earnings                                                                                            600,000

  Translation adjustments                                                                                                (409,000)

  Comprehensive earnings
                                         ----------            ---------         ------------          -----------    -------------

BALANCE, September 30, 1999              11,156,311            $ 112,000         $ 71,701,000          $ 1,532,000    $ (1,393,0000)
                                         ==========            =========         ============          ===========    =============



                                                  TREASURY STOCK                    PREPAID              TOTAL
                                         --------------------------------        COMPENSATION         SHAREHOLDERS'
                                            SHARES              COST             STOCK AWARDS            EQUITY
                                         ----------        --------------        ------------         ------------

BALANCE, June 30, 1999                    4,291,858        $ (17,764,000)        $ (1,198,000)        $ 52,810,000

  Stock awards issued to
   employees                               (150,000)             441,000             (441,000)

  Amortization of stock awards                                                        209,000              209,000

  Stock awards cancelled                                                               11,000

  Net earnings                                                                                             600,000

  Translation adjustments                                                                                 (409,000)

                                                                                                      ------------
  Comprehensive earnings                                                                                   191,000
                                         -----------       -------------         ------------         ------------

BALANCE, September 30, 1999                4,141,858       $ (17,323,000)        $ (1,419,000)        $ 53,210,000
                                        ============       =============         ============         ============

See notes to condensed consolidated financial statements.



                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                   ---------------------------
                                                                       1999             1998
                                                                   ----------      -----------
OPERATING ACTIVITIES:

   Net earnings                                                    $  600,000      $   342,000
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
     Depreciation and amortization                                    590,000          889,000
     Compensation - stock awards                                      209,000            6,000
     Changes in assets and liabilities                              2,134,000       43,406,000
                                                                   ----------      -----------
            Net cash provided by
              operating activities                                  3,533,000       44,643,000
                                                                   ----------      -----------

INVESTING ACTIVITIES:

   Purchases of equipment                                            (800,000)        (503,000)
                                                                   ----------      -----------
        Net cash used in investing activities                        (800,000)        (503,000)
                                                                   ----------      -----------

FINANCING ACTIVITIES:

   Payments under line of credit, net                                              (31,000,000)
   Proceeds from issuance of common stock, net                                           3,000
   Purchase of treasury stock                                                       (4,080,000)
                                                                   ----------      -----------
        Net cash used in
          financing activities                                                     (35,077,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (409,000)        (433,000)
                                                                   ----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           2,324,000        8,630,000

CASH AND CASH EQUIVALENTS, beginning of period                      3,266,000        2,693,000
                                                                   ----------       ----------

CASH AND CASH EQUIVALENTS, end of period                           $5,590,000      $11,323,000
                                                                   ==========      ===========


                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (continued)

                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

A.   INTERIM FINANCIAL STATEMENTS

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda. and Intermaco S.R.L. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended September 30, 1999 are not necessarily indicative of the operating results for the full year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 1999.

B.   ACQUISITION

     Effective November 1, 1998, the Company acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires, Argentina base distributor of Hewlett-Packard products and other computer peripherals through Argentina, for approximately $4,417,000 in cash. The Company is required to pay additional amounts to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined, for the two succeeding twelve months periods commencing November 1, 1998. If paid, such amounts will be recorded as additional goodwill.

     This acquisition has been accounted for using the purchase method of accounting. Goodwill arising from this acquisition is being amortized using the straight-line method over 30 years. The operating results of the acquired business are included in the Company's consolidated statements of earnings from the effective date of acquisition.

C.   CREDIT AGREEMENT

     The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provides for a line of credit of up to $50.0 million. At September 30, 1999, the Company had borrowings of $8.5 million under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $15.0 million reserve. The $15.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. Available additional borrowing capacity under this agreement, based on collateral limitations, at September 30, 1999 were $36.4 million ($15.0 million of which would only have been available to finance obligations due to Finova, if necessary).

                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (continued)

     The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at the prime rate offered by Wachovia (8.0% at September 30, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001.

D.   SEGMENT INFORMATION

     The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America. Financial information by geographic region is as follows:


                                     UNITED STATES    LATIN AMERICA   ELIMINATIONS   CONSOLIDATED

     FOR THE THREE MONTHS ENDED
     SEPTEMBER 30, 1999 Net sales:

       Unaffiliated customers        $155,388,000     $31,256,000                     $186,644,000
       FOREIGN SUBSIDIARIES             1,254,000                     $ (1,254,000)
     ---------------------------------------------------------------------------------------------
          TOTAL                      $156,642,000     $31,256,000     $ (1,254,000)   $186,644,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $  7,382,000     $ 3,761,000     $    (22,000)   $ 11,121,000
     Income from operations                (5,000)        627,000          (22,000)        600,000
     Total assets                    $154,952,000     $31,902,000     $(20,767,000)   $166,087,000

     FOR THE THREE MONTHS ENDED

     SEPTEMBER 30, 1998 Net sales:

       Unaffiliated customers        $198,773,000     $18,240,000                     $217,013,000
       FOREIGN SUBSIDIARIES             1,404,000                     $ (1,404,000)
     ---------------------------------------------------------------------------------------------
          TOTAL                      $200,177,000     $18,240,000     $ (1,404,000)   $217,013,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $  9,890,000     $ 1,338,000     $     (3,000)   $ 11,225,000
     Income from operations               634,000        (289,000)          (3,000)        342,000
     Total assets                    $171,534,000     $17,570,000     $ (8,762,000)   $180,342,000


     Sales of products between the Company's geographic regions are made at market prices. All corporate overhead is included in the results of U.S. operations.

     Net sales by product category is as follows:

     FOR THE THREE MONTHS                MICROCOMPUTER       WIRELESS TELEPHONE
     ENDED SEPTEMBER 30,                 PRODUCTS            PRODUCTS                 TOTAL
     -----------------------------------------------------------------------------------------
     1999                                $156,642,000        $30,002,000          $186,644,000
     1998                                 195,928,000         21,085,000           217,013,000

     Approximately 41% and 36%, respectively, of the Company's net sales in the United States for the three months ended September 30, 1999 and 1998 consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

                        SED INTERNATIONAL HOLDINGS, INC.
                                AND SUBSIDIARIES

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                   (continued)

E.   SHAREHOLDER'S EQUITY

     In July 1999, the Company's directors approved a broadly-based stock benefit plan under which non-qualified stock options and awards for up to an aggregate of 1,400,000 shares of common stock may be issued. Stock options for the purchase of 988,000 shares of the Company's stock at a price of $2.94 per share and stock awards for 150,000 shares were issued in July 1999.

     Primarily all stock options and awards outstanding were antidilutive to earnings per common share for the three months ended September 30, 1999.

F.   FINANCIAL INSTRUMENT

     In July 1999, the Company entered into a 180-day non-deliverable forward contract covering Brazilian R$3,992,000. This contract is being accounted for as a speculative forward contract. Gains and losses are computed by multiplying the foreign currency amount of the forward contract by the difference between the forward rate available for the remaining maturity of the contract and the contracted forward rate (R$1.996 to US $1). During the quarter ended September 30, 1999, the Company recorded a loss of $62,000 in selling, general, and administrative expenses related to this contract. This instrument involves elements of market risk. The Company has not entered into any other forward contracts or other financial instruments as of September 30, 1999.

G.   RECENTLY ISSUED ACCOUNTING PRONOUNEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings, SFAS 133, as now amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet fully evaluated the impact of this new standard.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

Net sales decreased 14.0% or $30.4 million, to $186.6 million in the first quarter ended September 30, 1999 compared to $217.0 million in the first quarter ended September 30, 1998. Information concerning the Company's domestic and foreign sales is summarized below:

                            THREE MONTHS ENDED
                               SEPTEMBER 30,             CHANGE
                            ------------------     -----------------
                             1999        1998       AMOUNT   PERCENT
                            ------      -----      -------   -------
United States:

  Domestic                  $109.8      $139.3      $(29.5)   21.2
  Export                      46.8        60.9       (14.1)   23.2

Latin America                 31.3        18.2        13.1    72.0

Elimination                   (1.3)       (1.4)         .1     N/A
                            ------      ------      ------

Consolidated                $186.6      $217.0      $(30.4)   14.0
                            ======      ======      ======

The overall decline resulted from a decrease in United States domestic net sales, a decline in net sales to customers for export principally to Latin America, and a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December 1997 and operating as SED International do Brasil Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998).

The decrease in sales in the United States was primarily due to lower sales of mass storage products, printers, computer processors and monitors. Sales of microcomputer products represented approximately 83.9% of the Company's first quarter net sales compared to 90.3% for the same period last year. Sales of wireless telephone products accounted for approximately 16.1% of the Company's first quarter net sales compared to 9.7% for the same period last year.

Gross margin decreased $0.1 million, to $11.1 million in the first quarter ended September 30, 1999 compared to $11.2 million in the first quarter ended September 30, 1998. Gross margin as a percentage of net sales increased to 6.0% in the first quarter ended September 30, 1999 from 5.2% in the first quarter ended September 30, 1998. The change in gross margin as a percentage of sales was due to a combination of lower sales and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Selling, general and administrative expenses increased $0.1 million to $10.2 million in the first quarter ended September 30, 1999, compared to $10.1 million in the first quarter ended September 30, 1998. These expenses as a percentage of net sales increased to 5.5% in the first quarter ended September 30, 1999 compared to 4.7% in the first quarter ended September 30, 1998.

The dollar increase in these expenses is primarily due to the inclusion of operations of Latin American subsidiaries.

Net interest expense was $0.1 million in the first quarter ended September 30, 1999 compared to interest expense of $0.3 million in the first quarter ended September 30, 1998. This net change resulted from a reduction in working capital requirements in the first quarter ended September 30, 1999.

Income tax was $0.3 million in the first quarter ended September 30, 1999 compared to an income tax expense of $0.4 million in the first quarter ended September 30, 1998.

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

Operating activities provided $3.5 million in the three months ended September 30, 1999. The source of cash in the three months ended September 30, 1999 resulted primarily from a $25.0 million increase in accounts payable, partially offset by increases of $10.0 million in accounts receivable and $13.5 million in inventory.

Investing activities used $0.8 million in the three months ended September 30, 1999 to purchase equipment.

The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provides for a line of credit of up to $50.0 million. At September 30, 1999, the Company had borrowings of $8.5 million under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $15.0 million

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


reserve. The $15.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. Available additional borrowing capacity under this agreement, based on collateral limitations, at September 30, 1999 were $36.4 million ($15.0 million of which would only have been available to finance obligations due to Finova, if necessary).

The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The company may borrow at the prime rate offered by Wachovia (8.0% at September 30, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. Management believes that the Credit Agreement together with vendor lines of credit and internally generated funds will be sufficient to satisfy its working capital needs during fiscal 2000.

FINANCIAL INSTRUMENTS

The functional currency for the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity.

In July 1999, the Company entered into a 180-day non-deliverable forward contract covering Brazilian R$3,992,000. This contract is being accounted for as a speculative forward contract. Gains and losses are computed by multiplying the foreign currency amount of the forward contract by the difference between the forward rate available for the remaining maturity of the contract and the contracted forward rate (R$1.996 to US $1). During the quarter ended September 30, 1999, the Company recorded a loss of $62,000 in selling, general, and administrative expenses related to this contract. This instrument involves elements of market risk. The Company has not entered into any other forward contracts or other financial instruments as of September 30, 1999.

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

                           PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

           Not applicable

Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

           On November 9, 1999 at the Annual Meeting of the Board of Directors, the Board approved two amendments to the Company's Rights Agreement dated as of October 31, 1996 between the Company and National City Bank. The first amendment reduces the price to exercise a right from 20% of the then current market price per share of common stock multiplied by the number of shares of common stock to be received upon exercise to 10% of the then current market price per share of common stock multiplied by the number of shares of common stock to be received upon exercise. The second amendment clarifies that the holders of any rights certificate may exercise the rights evidenced thereby, subject to certain restrictions, in whole or in part at any time after the date on which the Company's right to redeem the rights has expired.

Item 3.    DEFAULT UPON SENIOR SECURITIES

           None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           The Company's 1999 Annual Meeting of Shareholders was held on November 9, 1999 for the following purposes: (i)to elect three Class II directors for terms to expire at the 2002 Annual Meeting of Shareholders. The voting results on the foregoing matters, which were all approved, were as follows:

           Proposal 1 - To elect three Class II directors for terms to expire at the 2002 Annual Meeting of Shareholders

           NOMINEE               FOR        AUTHORITY WITHHELD     AGAINST
           --------------     ---------     ------------------     -------

           Larry G. Ayers     5,309,374          1,400               -0-

           Melvyn I. Cohen    5,291,274         18,900               -0-

           Cary Rosenthal     5,309,374          1,400               -0-

Item 5.    OTHER INFORMATION

           Shareholders who desire the Company to include notice of matter in the Company's Proxy Statement for its 2000 Annual Shareholders' Meeting under Rule 14a-4 of the Securities Exchange Act of 1934 and the bylaws of the Company must submit notice to the Company's Secretary no later than June 6, 2000 and must otherwise comply with the rules and regulations of the Securities and Exchange Commission applicable to Shareholder Proposals.

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

     a)    EXHIBITS.

           Exhibit

           NUMBER           DESCRIPTION

              4.1 First Amendment to the SED International Holdings, Inc. Rights Agreement

              27.1 Financial Data Schedule

     a)    REPORTS ON FORM 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SED INTERNATIONAL HOLDINGS, INC.
                                                      (Registrant)

NOVEMBER 15, 1999                           /S/GERALD DIAMOND
                                            Gerald Diamond
                                            Chief Executive Officer
                                            Chairman of the Board
                                            (Principal Executive Officer)

NOVEMBER 15, 1999                           /S/LARRY G. AYERS
                                            Larry G. Ayers
                                            Vice President-Finance and
                                            Treasurer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit

NUMBER             DESCRIPTION

 4.1               First Amendment to the SED International Holdings, Inc.
                   Rights Agreement

27.1               Financial Data Schedule

                                                                     Exhibit 4.1

                             FIRST AMENDMENT TO THE
                        SED INTERNATIONAL HOLDINGS, INC.

                                RIGHTS AGREEMENT

     This First Amendment to the Rights Agreement (the "First Amendment") amends the Rights Agreement dated as of October 31, 1996 (the "Rights Agreement"), between SED International Holdings, Inc., a Georgia corporation (formerly known as Southern Electronics Corporation, a Delaware corporation ) (the "Company"), and National City Bank, a national banking association (the "Rights Agent"), and is made and entered into this 15th day of November, 1999, effective as of November 9, 1999, by and between the Company and the Rights Agent.

                              W I T N E S S E T H:

     WHEREAS, the Company has determined that it would be in the best interest of the Company and its shareholders to amend the Rights Agreement to decrease the price to exercise a right and to clarify the events that allow rights to be exercised;

     WHEREAS, Section 27 of the Rights Agreement permits the Company to amend the Rights Agreement and the Company has complied with the provisions of such
Section 27; and

     WHEREAS, the Board of Directors of the Company has approved and adopted this First Amendment by resolutions approved on November 9, 1999 at a meeting duly called and held;

     NOW, THEREFORE, BE IT HEREBY RESOLVED, that the Rights Agreement is amended as follows:

                                               1.

     Subsection 7(a) of the Rights Agreement is hereby amended by deleting that subsection in its entirety and substituting in lieu thereof the following subsection:

                      "(a) Subject to Section 7(e) hereof and unless earlier redeemed as provided in Section 23, the registered holder of any Rights Certificate may exercise the Rights evidenced thereby (except as otherwise provided herein including, without limitation, the restrictions on exercisability set forth in Section 9(c), Section 11(b) and Section 23(a) hereof) in whole or in part at any time after the date on which the Company's right to redeem the Rights has expired upon surrender of the Rights Certificate, with the form of election to purchase and the certificate on the reverse side thereof duly executed, to the Rights Agent at the principal office or offices of the Rights Agent designated for such purpose, together with payment of the aggregate Purchase Price with respect to the total number of shares (or other securities, cash or other assets, as the case may be) as to which such surrendered Rights are then exercisable, at or prior to the Expiration Date."

                                       2.

     The last sentence of Subsection 11(a)(ii) of the Rights Agreement is hereby amended by deleting that sentence in its entirety and substituting in lieu thereof the following sentence:

                      "The price (which following such first occurrence, shall thereafter be referred to as the "Purchase Price") for the exercise of each Right shall be equal to the product of (x) 10% of the then Current Market Price per share of the Common Stock (determined pursuant to Section 1(j) on the Stock Acquisition Date), multiplied by (y) the number of shares of Common Stock to be received upon exercise, as set out in this subparagraph."

                                       3.

     Except as specifically set forth herein, the terms of the Rights Agreement shall remain in full force and effect.

     Capitalized terms used and not otherwise defined herein shall have those meanings ascribed to them in the Rights Agreement.

     IN WITNESS WHEREOF, the Company and the Rights Agent have caused this First Amendment to the Rights Agreement to be executed by their duly authorized officers as of November 15, 1999.

                                          SED INTERNATIONAL HOLDINGS, INC.

                                          /S/ LARRY G. AYERS
                                          Larry G. Ayers
                                          Vice President -Finance, Treasurer
                                          and Secretary

                                          NATIONAL CITY BANK

                                         /S/ MARLAYNA JEANCLARC
                                         Marlayna Jeanclarc
                                         Vice President

                                                                    Exhibit 27.1

                             FINANCIAL DATA SCHEDULE

THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED FINANCIAL STATEMENTS AS OF AND FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

PERIOD-TYPE
3-MOS
FISCAL-YEAR-END                                                      JUN-30-2000
PERIOD-END                                                           SEP-30-1999
CASH                                                                   5,590,000
SECURITIES                                                                     0
RECEIVABLES                                                           68,072,000
ALLOWANCES                                                             5,868,000
INVENTORY                                                             70,627,000
CURRENT-ASSETS                                                       149,760,000
PP&E                                                                   7,294,000
ACCUMULATED DEPRECIATION                                               6,069,000
TOTAL-ASSETS                                                         166,087,000
CURRENT-LIABILITIES                                                  104,377,000
BONDS                                                                          0
PREFERRED                                                                      0
PREFERRED-MANDATORY                                                            0
COMMON                                                                   112,000
OTHER-SE                                                              53,098,000
TOTAL-LIABILITY-AND-EQUITY                                           166,087,000
SALES                                                                186,644,000
TOTAL-REVENUES                                                       186,644,000
CGS                                                                  175,523,000
TOTAL-COSTS                                                          175,523,000
OTHER-EXPENSES                                                        10,182,000
EARNINGS-PROVISION                                                             0
INTEREST-EXPENSE                                                          89,000
EARNINGS-PRETAX                                                          850,000
INCOME-TAX BENEFIT                                                       250,000
EARNINGS-CONTINUING                                                      600,000
DISCONTINUED                                                                   0
EXTRAORDINARY                                                                  0
CHANGES                                                                        0
NET-EARNINGS                                                             600,000
EPS-BASIC                                                                    .09
EPS-DILUTED                                                                  .09