Form 10-Q
period 1999-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2000-02-14
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1999
                                       -----------------

                                       OR

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from              to
                                      ------------       -----------

                         Commission File Number 0-16345
                                                -------

                        SED International Holdings, Inc.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


           GEORGIA                                                22-2715444
-------------------------------                             ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


4916 North Royal Atlanta Drive, Tucker, Georgia                     30085
-----------------------------------------------                  --------
(Address of principal executive offices)                         (Zip code)


                                 (770) 491-8962
                        ---------------------------------
              (Registrant's telephone number, including area code)


                                 Not applicable
                        ---------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At January 31, 2000, there were 6,981,463 shares of Common Stock, $.01 par value, outstanding.

                        SED International Holdings, Inc.
                                And Subsidiaries

                                      INDEX

                                                                           Page

PART I.   FINANCIAL INFORMATION

          Item 1 - Financial Statements:

                   Condensed Consolidated Balance Sheets                      2
                   Condensed Consolidated Statements of Operations            3
                   Condensed Consolidated Statements of Shareholders'
                      Equity                                                  4
                   Condensed Consolidated Statements of Cash Flows            5
                   Notes to Condensed Consolidated Financial
                      Statements                                            6-9

          Item 2 - Management's Discussion and Analysis of

                   Financial Condition and Results of Operations          10-15

PART II.  OTHER INFORMATION

          Item 1 - Legal Proceedings                                         16

          Item 2 - Changes in Securities                                     16

          Item 3 - Default Upon Senior Securities                            16

          Item 4 - Submission of Matters to a Vote of Security
                     Holders                                                 16

          Item 5 - Other Information                                         16

          Item 6 - Exhibits and Reports on Form 8-K                          16

ITEM 1:  FINANCIAL STATEMENTS

                        SED International Holdings, Inc.
                                And Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,              June 30,
                      ASSETS                                                                     1999                     1999
                      ------                                                                -------------              ----------
                                                                                             (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                $   3,721,000             $   3,266,000
   Trade accounts receivable, net                                                              46,205,000                58,085,000
   Inventories                                                                                 47,782,000                57,092,000
   Refundable income taxes                                                                      2,816,000                 3,801,000
   Other current assets                                                                         2,748,000                 2,729,000
                                                                                            -------------             -------------
           TOTAL CURRENT ASSETS                                                               103,272,000               124,973,000

PROPERTY AND EQUIPMENT, net                                                                     7,843,000                 6,994,000

INTANGIBLES, net                                                                               10,980,000                 9,123,000
                                                                                            -------------             -------------
                                                                                            $ 122,095,000             $ 141,090,000
                                                                                            =============             =============
CURRENT LIABILITIES:
   Bank debt                                                                                $   2,812,000             $
   Trade accounts payable                                                                      55,187,000                72,375,000
   Accrued liabilities                                                                          8,371,000                 7,405,000
                                                                                            -------------             -------------
           TOTAL CURRENT LIABILITIES                                                           66,370,000                79,780,000

REVOLVING BANK DEBT                                                                             2,000,000                 8,500,000

SHAREHOLDERS' EQUITY:
   Preferred Stock
     129,500 shares authorized, none issued
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 11,155,411 shares (December 31, 1999)
     and 11,158,311 shares (June 30, 1999) issued                                                 112,000                   112,000
   Additional paid-in capital                                                                  71,692,000                71,712,000
   Retained earnings                                                                            1,807,000                   932,000
   Accumulated other comprehensive loss                                                        (1,312,000)                 (984,000)
   Treasury stock, at cost, 4,148,948 shares
     (December 31, 1999) and 4,291,858 shares

     (June 30, 1999)                                                                          (17,341,000)              (17,764,000)
   Prepaid compensation - stock awards                                                         (1,233,000)               (1,198,000)
                                                                                            -------------             -------------
                                                                                               53,725,000                52,810,000
                                                                                            -------------             -------------
                                                                                            $ 122,095,000             $ 141,090,000
                                                                                            =============             =============


                        SED International Holdings, Inc.

                                And Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                 Three Months Ended                         Six Months Ended
                                                                     December 31,                              December 31,

                                                             1999                  1998                 1999                1998
                                                         -------------        -------------        -------------       -------------
NET SALES                                                $ 149,452,000        $ 171,235,000        $ 336,096,000       $ 388,248,000
                                                         -------------        -------------        -------------       -------------

COST AND EXPENSES
 Cost of sales including buying
    and occupancy expenses                                 139,231,000          160,015,000          314,754,000         365,803,000
 Selling, general, and administrative                        9,538,000           11,781,000           19,720,000          21,905,000
                                                         -------------        -------------        -------------       -------------
                                                           148,769,000          171,796,000          334,474,000         387,708,000
                                                         -------------        -------------        -------------       -------------

OPERATING INCOME (LOSS)                                        683,000             (561,000)           1,622,000             540,000

INTEREST EXPENSE (INCOME), net                                 290,000             (107,000)             379,000             212,000
                                                         -------------        -------------        -------------       -------------

EARNINGS (LOSS) BEFORE INCOME TAXES                            393,000             (454,000)           1,243,000             328,000
INCOME TAXES (BENEIFT)                                         118,000             (181,000)             368,000             259,000
                                                         -------------        -------------        -------------       -------------
NET EARNINGS (LOSS)                                      $     275,000        $    (273,000)       $     875,000       $      69,000
                                                         =============        =============        =============       =============

NET EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                                 $         .04        $        (.03)       $         .13       $         .01
   Diluted.04                                                                          (.03)                 .13                 .01

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                                     6,544,000            9,399,000            6,537,000           9,889,000
   Diluted                                                   6,544,000            9,507,000            6,537,000           9,902,000


                        SED International Holdings, Inc.
                                And Subsidiaries

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF SHAREHOLDERS' EQUITY

                                   (Unaudited)


                                       Common Stock                                            Accumulated
                                 --------------------------      Additional                        Other
                                                     Par          Paid-In        Retained     Comprehensive
                                   Shares           Value         Capital        Earnings          Loss

BALANCE, June 30,                11,158,311        $112,000    $ 71,712,000    $   932,000    $  (984,000)

Stock awards issued to
  employees

Amortization of stock awards

Stock awards cancelled               (2,900)                        (20,000)

Treasury shares purchased

Comprehensive earnings:

   Net earnings                                                                    875,000

   Translation adjustments                                                                       (328,000)

   Comprehensive earnings
                                 ----------        --------    ------------    -----------    -----------
BALANCE, December                11,155,411        $112,000    $ 71,692,000    $ 1,807,000    $(1,312,000)
                                 ==========        ========    ============    ===========    ===========


                                       Treasury Stock           Prepaid           Total
                                  ------------------------    Compensation     Shareholders'
                                   Shares         Cost        Stock Awards        Equity

BALANCE, June 30,                 4,291,858   $(17,764,000)   $ (1,198,000)     $52,810,000

Stock awards issued to
  employees                        (150,000)       441,000        (441,000)

Amortization of stock awards                                       386,000          386,000

Stock awards cancelled                                              20,000

Treasury shares purchased             7,090        (18,000)                         (18,000)

Comprehensive earnings:

   Net earnings                                                                     875,000

   Translation adjustments                                                         (328,000)

   Comprehensive earnings                                                           547,000
                                  ---------   ------------    ------------      -----------
BALANCE, December                 4,148,948   $(17,341,000)   $ (1,233,000)     $53,725,000
                                  =========   ============    ============      ===========

See notes to condensed consolidated financial statements.

                        SED International Holdings, Inc.
                                And Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)


                                                                       Six Months Ended
                                                                          December 31,
                                                                  --------------------------
                                                                      1999          1998
                                                                  -----------    -----------

OPERATING ACTIVITIES:
   Net earnings                                                    $  875,000    $    69,000
   Adjustments to reconcile net earnings
     to net cash provided by
     operating activities:
     Depreciation and amortization                                  1,188,000      1,758,000
     Compensation - stock awards                                      386,000         24,000
     Changes in assets and liabilities                              3,904,000     43,162,000
                                                                  -----------    -----------
          Net cash provided by
          operating activities                                      6,353,000     45,013,000
                                                                  -----------    -----------

INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                                     (2,386,000)
   Purchases of equipment                                          (1,864,000)      (673,000)
                                                                  -----------    -----------
        Net cash used in investing activities                      (1,864,000)    (3,059,000)
                                                                  -----------    -----------

FINANCING ACTIVITIES:
   Payments under line of credit, net                              (6,500,000)   (31,000,000)
   Borrowings from bank                                             2,812,000
   Proceeds from issuance of common stock, net                                         3,000
   Purchase of treasury stock                                         (18,000)    (7,899,000)
                                                                  -----------    -----------
        Net cash used in
          financing activities                                     (3,706,000)   (38,896,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (328,000)      (383,000)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                             455,000      2,675,000

CASH AND CASH EQUIVALENTS, beginning of period                      3,266,000      2,693,000
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                          $ 3,721,000    $ 5,368,000
                                                                  ===========    ===========



                        SED International Holdings, Inc.
                                And Subsidiaries

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                   Six Months Ended December 31, 1999 and 1998

A.   Interim Financial Statements

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda. and Intermaco S.R.L. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the six months ended December 31, 1999 are not necessarily indicative of the operating results for the full year.

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

B.   Acquisition

     Effective November 1, 1998, the Company acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires, Argentina base distributor of Hewlett-Packard products and other computer peripherals through Argentina, for approximately $4,417,000 in cash. This acquisition has been accounted for using the purchase method of accounting. The Company is required to pay additional amounts to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined, for the two succeeding twelve months periods commencing November 1, 1998; any additional amounts paid will be recorded as additional goodwill. During the three months ended December 31, 1999 the Company accrued $2,030,000 due to the sellers of Intermaco based on Intermaco's results for the twelve month period ended October 31, 1999. Payment of this liability was made in February 2000, consisting of 400,000 shares of the Company's common stock and $1,230,000 in cash.

C.   Borrowings

     The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provides for a line of credit of up to $50.0 million. At December 31, 1999, the Company had borrowings of $2.0 million under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $15.0 million reserve. The $15.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. Available additional borrowing capacity under this agreement, based on collateral limitations, at December 31, 1999 was $25.7 million ($15.0 million of which are only available to finance obligations due to Finova, if necessary).

     Under the agreement the Company may borrow at the prime rate offered by Wachovia (8.5% at December 31, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend and other restrictions. At December 31, 1999 the Company was not in compliance with an agreement covenant. The Company has obtained a waiver of such covenant from Wachovia.

     In November 1999 the Company's Brazilian subsidiary entered into a $4.8 million line of credit agreement with a Brazilian bank. At December 31, 1999, outstanding borrowings under this line of credit agreement were $2.8 million. Borrowings under this line of credit agreement bear interest at 2.5% monthly. The credit agreement is secured by the subsidiary's accounts receivable, requires the maintenance of financial ratios and expires on February 28, 2000.

D.   Segment Information

     The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America. Financial information by geographic region is as follows:


                                     United States    Latin America   Eliminations   Consolidated
     --------------------------------------------------------------------------------------------
     For the three months ended
     December 31, 1999

     Net sales:
       Unaffiliated customers        $120,459,000     $28,993,000                     $149,452,000
       Foreign subsidiaries             1,469,000                     $ (1,469,000)
     ---------------------------------------------------------------------------------------------
          Total                      $121,928,000     $28,993,000     $ (1,469,000)   $149,452,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $  6,880,000     $ 3,341,000     $      1,000    $ 10,222,000
     Income from operations                63,000         211,000            1,000         275,000
     Total assets                    $107,840,000     $35,980,000     $(21,725,000)   $122,095,000


     For the three months ended
     December 31, 1998

     Net sales:
       Unaffiliated customers        $146,217,000     $25,018,000                     $171,235,000
       Foreign subsidiaries               963,000                     $   (963,000)
     ------------------------------------------------------------------------------
          Total                      $147,180,000     $25,018,000     $   (963,000)   $171,235,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $  7,802,000     $ 3,420,000     $     (2,000)   $ 11,220,000
     Income from operations              (504,000)        233,000           (2,000)       (273,000)
     Total assets                    $187,330,000     $28,569,000     $(10,847,000)   $205,052,000

     Sales of products between the Company's geographic regions are made at market prices. All corporate overhead is included in the results of U.S. operations.

     Net sales by product category is as follows:


     For the three months                Microcomputer    Wireless Telephone
     ended December 31,                    Products            Products               Total
     ----------------------------------------------------------------------------------------
     1999                                $120,849,000        $28,603,000          $149,452,000
     1998                                 147,182,000         24,053,000           171,235,000

     Approximately 25.4% and 30.4% of the Company's net sales in the United States for the three months ended December 31, 1999 and 1998, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

                                      United States    Latin America   Eliminations   Consolidated
     ---------------------------------------------------------------------------------------------
     For the six months ended
     December 31, 1999

     Net sales:
       Unaffiliated customers        $275,847,000     $60,249,000                     $336,096,000
       Foreign subsidiaries             2,723,000                     $ (2,723,000)
     ---------------------------------------------------------------------------------------------
          Total                      $278,570,000     $60,249,000     $ (2,723,000)   $336,096,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $ 14,262,000     $ 7,101,000     $    (21,000)   $ 21,342,000
     Income from operations                57,000         914,000          (96,000)        875,000
     Total assets                    $107,840,000     $35,980,000     $(21,725,000)   $122,095,000


     For the six months ended
     December 31, 1998

     Net sales:
       Unaffiliated customers        $344,991,000     $43,257,000                     $388,248,000
       Foreign subsidiaries             2,368,000                     $ (2,368,000)
     ------------------------------------------------------------------------------
          Total                      $347,359,000     $43,257,000     $ (2,368,000)   $388,248,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $ 17,591,000     $ 4,859,000     $     (5,000)   $ 22,445,000
     Income from operations                29,000          45,000           (5,000)         69,000
     Total assets                    $187,330,000     $28,569,000     $(10,846,000)   $205,053,000

     Sales of products between the Company's geographic regions are made at market prices. All corporate overhead is included in the results of U.S. operations.

     Net sales by product category is as follows:

     For the six months                  Microcomputer    Wireless Telephone
     ended December 31,                    Products            Products               Total
     -----------------------------------------------------------------------------------------
     1999                                $278,570,000        $57,526,000          $336,096,000
     1998                                 340,810,000         47,438,000           388,248,000


     Approximately 27.9% and 30.4% of the Company's net sales in the United States for the six months ended December 31, 1999 and 1998, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina.

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

     Principally all of the stock options and awards outstanding were antidilutive to earnings per common share for the three months and six months ended December 31, 1999.

F.   Financial Instrument

     In July 1999, the Company entered into a 180-day non-deliverable forward contract covering Brazilian R$3,992,000. This contract is being accounted for as a speculative forward contract. Gains and losses are computed by multiplying the foreign currency amount of the forward contract by the difference between the forward rate available for the remaining maturity of the contract and the contracted forward rate (R$1.996 to US $1). During the quarter ended December 31, 1999, the Company recorded a loss of $157,000 in selling, general, and administrative expenses related to this contract. The aggregate loss under this contract through December 31, 1999 was $219,000. This instrument involves elements of market risk. The Company has not entered into any other forward contracts or other financial instruments as of December 31, 1999.

G.   Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of the hedge transaction. The ineffective portion of all hedge transactions will be recognized in the current-period earnings, SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company has not yet fully evaluated the impact of this new standard.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998

Net sales decreased 12.7% or $21.7 million, to $149.5 million in the second quarter ended December 31, 1999 compared to $171.2 million in the second quarter ended December 31, 1998. Information concerning the Company's domestic and foreign sales is summarized below:

                            Three Months Ended
                               December 31,             Change
                            ------------------      ----------------
                             1999        1998       Amount   Percent
                            ------      ------      ------   -------
United States:
  Domestic                  $ 91.0      $102.4      $(11.4)   11.1
  Export                      31.0        44.8       (13.8)   30.8

Latin America                 29.0        25.0         4.0    16.0

Elimination                   (1.5)       (1.0)        (.5)    N/A
                            ------      ------      ------

Consolidated                $149.5      $171.2      $(21.7)   12.7
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

The decrease in sales in the United States was primarily due to lower sales of mass storage products, printers, computer processors and monitors. Sales of microcomputer products represented approximately 80.9% of the Company's second quarter net sales compared to 84.6% for the same period last year. Sales of wireless telephone products accounted for approximately 19.1% of the Company's second quarter net sales compared to 15.4% for the same period last year.

Gross margin decreased $1.0 million, to $10.2 million in the second quarter ended December 31, 1999 compared to $11.2 million in the second quarter ended December 31, 1998. Gross margin as a percentage of net sales increased to 6.8% in the second quarter ended December 31, 1999 from 6.6% in the second quarter ended December 31, 1998. The change in gross margin as a percentage of sales was due to a combination of lower sales and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses decreased $2.3 million to $9.5 million in the second quarter ended December 31, 1999, compared to $11.8 million in the second quarter ended December 31, 1998. These expenses as a percentage of net sales decreased to 6.4% in the second quarter ended December 31, 1999 compared to 6.9% in the second quarter ended December 31, 1998. In its efforts to reduce overhead costs, the Company closed its Harrisburg, Pennsylvania distribution facility during the quarter ended December 31, 1999 and incurred severance and closing costs totaling $175,000. Such closure costs included future facility lease payments net of estimated sublease income.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


Net interest expense was $0.3 million in the second quarter ended December 31, 1999 compared to interest income of $.1 million in the second quarter ended December 31, 1998.

Income tax expense was $0.1 million in the second quarter ended December 31, 1999 compared to an income tax benefit of $0.2 million in the second quarter ended December 31, 1998.

Six Months Ended December 31, 1999 Compared to Six Months Ended
December 31, 1998

Net sales decreased 13.4% or $52.1 million, to $336.1 million in the six months ended December 31, 1999 compared to $388.2 million in the six months ended December 31, 1998. Information concerning the Company's domestic and foreign sales is summarized below:

                             Six Months Ended
                               December 31,             Change
                            ------------------      ----------------
                             1999        1998       Amount   Percent
                            ------      ------      ------   -------
United States:
  Domestic                  $200.8      $241.7      $(40.9)   (16.9)
  Export                      77.8       105.7       (27.9)   (26.4)

Latin America                 60.2        43.2        17.0     39.4

Elimination                   (2.7)       (2.4)        (.3)     N/A
                            ------      ------      ------

Consolidated                $336.1      $388.2      $(52.1)    13.4
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

The decrease in sales in the United States was primarily due to lower sales of mass storage products, printers, computer processors and monitors. Sales of microcomputer products represented approximately 82.9% of the Company's six months net sales compared to 87.8% for the same period last year. Sales of wireless telephone products accounted for approximately 17.1% of the Company's six months net sales compared to 12.2% for the same period last year.

Gross margin decreased $1.1 million, to $21.3 million in the six months ended December 31, 1999 compared to $22.4 million in the six months ended December 31, 1998. Gross margin as a percentage of net sales increased to 6.3% in the six months ended December 31, 1999 from 5.8% in the six months ended December 31, 1998. The change in gross margin as a percentage of sales was due to a combination of lower sales and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Selling, general and administrative expenses decreased $2.2 million to $19.7 million in the six months ended December 31, 1999, compared to $21.9 million in the six months ended December 31, 1998. These expenses as a percentage of net sales increased to 5.9% in the six months ended December 31, 1999 compared to 5.6% the six months ended December 31, 1998. In its efforts to reduce overhead costs, the Company closed its Harrisburg, Pennsylvania distribution facility during the quarter ended December 31, 1999 and incurred severance and closing costs totaling $175,000. Such closure costs included future facility lease payments net of estimated sublease income.

Net interest expense was $0.4 million in the six months ended December 31, 1999 compared to interest expense of $0.2 million in the six months ended December 31, 1998.

Income tax was $0.4 million in the six months ended December 31, 1999 compared to an income tax expense of $0.3 million in the six months ended December 31, 1998.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. As the Company pursues its growth strategy and acquisition opportunities both in the United States and in Latin America, management believes that exchange controls in certain countries may limit the ability of the Company's present and future subsidiaries outside the United States to make payments to the Company.

Operating activities provided $6.4 million in the six months ended December 31, 1999. The source of cash in the six months ended December 31, 1999 resulted primarily from decreases of $11.9 million in accounts receivable and $9.3 million in inventory, partially offset by a $17.2 million decrease in accounts payable.

Investing activities used $1.9 million in the six months ended December 31, 1999 to purchase equipment.

Financing activities used $3.7 million in the six months ended December 31, 1999. The Company used $6.5 million to repay borrowings under its line of credit, which was partially offset by other bank borrowings of $2.8 million.

Effective November 1, 1998, the Company acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires, Argentina base distributor of Hewlett-Packard products and other computer peripherals through Argentina, for approximately $4,417,000 in cash. This acquisition has been accounted for using the purchase method of accounting. The Company is required to pay additional amounts to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined, for the two succeeding twelve months periods commencing November 1, 1998; any additional amounts paid will be recorded as additional goodwill. During the three months ended December 31, 1999 the Company accrued $2,030,000 due to the sellers of Intermaco based on Intermaco's results for the twelve month period ended October 31, 1999. Payment of this liability was made in February 2000, consisting of 400,000 shares of the Company's common stock and $1,230,000 in cash.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provided for a line of credit of up to $50.0 million. At December 31, 1999, the Company had borrowings of $2.0 million under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $15.0 million reserve. The $15.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. Available additional borrowing capacity under this agreement based on collateral limitations, at December 31, 1999 were $25.7 million ($15.0 million of which are only available to finance obligations due to Finova, if necessary).

Under the agreement the Company may borrow at the prime rate offered by Wachovia (8.5% at December 31, 1999) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend and other restrictions. At December 31, 1999 the Company was not in compliance with an agreement covenant. The Company has obtained a waiver of such covenant from Wachovia.

In November 1999 the Company's Brazilian subsidiary entered into a $4.8 million line of credit agreement with a Brazilian bank. At December 31, 1999, outstanding borrowings under this line of credit agreement were $2.8 million. Borrowings under this line of credit agreement bear interest at 2.5% monthly. The line of credit agreement is secured by the subsidiary's accounts receivable, requires the maintenance of financial ratios and expires on February 28, 2000.

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

In July 1999, the Company entered into a 180-day non-deliverable forward contract covering Brazilian R$3,992,000. This contract is being accounted for as a speculative forward contract. Gains and losses are computed by multiplying the foreign currency amount of the forward contract by the difference between the forward rate available for the remaining maturity of the contract and the contracted forward rate (R$1.996 to US $1). During the quarter ended December 31, 1999, the Company recorded a loss of $157,000 in selling, general, and administrative expenses related to this contract. The aggregate loss under this contract through December 31, 1999 was $219,000. This instrument involves elements of market risk. The Company has not entered into any other forward contracts or other financial instruments as of December 31, 1999.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)


Inflation and Price Levels

Inflation has not had a significant impact on the Company's business because of the typically decreasing costs of products sold by the Company. The Company also receives vendor price protection for a significant portion of its inventory. In the event a vendor reduces its prices for goods purchased by the Company prior to the Company's sale of such goods, the Company generally has been able to either receive a credit from the vendor for the price differential or return the goods to the vendor for a credit against the purchase price. As the Company pursues its growth strategy to acquire businesses and assets in foreign countries, the Company may operate in certain countries that have experienced high rates of inflation and hyperinflation. At this time, management does not expect that inflation will have a material impact on the Company's business in the immediate future.

Year 2000

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll or financial closings at month, quarter or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

The Company expended approximately $500,000 on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing outdated, noncompliant hardware and software, as well as identifying and correcting Year 2000 problems.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Forward-Looking Information

The matters discussed herein contain certain forward-looking statements that represent the Company's expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans and non-historical Year 2000 information. When used by or on behalf of the Company, the words "may," "could," "should," "would," "believe," "anticipate," "estimate," "intend," "plan" and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-3 (SED File No. 333-35069) as well as general economic conditions and industry trends, foreign currency fluctuation, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisition on a favorable basis, a dependence upon and/or loss of key vendors or customers, the transition to indirect distribution relationships for some products, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     a)       Exhibits

              Exhibit
              Number           Description

                10.1 Employment Agreement between Mark Diamond and SED International, Inc. dated November 9, 1999

                10.2 Employment Agreement between Barry Diamond and SED International, Inc. dated November 11, 1999

                10.3 Employment Agreement between Larry G. Ayers and SED International, Inc. dated November 28, 1999

                10.4    SED International do Brasil Ltda. Line of Credit
                        Agreement*

                27.1    Financial Data Schedule

              ---------------
              * To be filed by amendment

        b)    Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              SED International Holdings, Inc.
                                              --------------------------------
                                              (Registrant)



February 14, 2000                              /s/Gerald Diamond
                                              --------------------------------
                                              Gerald Diamond
                                              Chief Executive Officer and
                                              Chairman of the Board
                                              (Principal Executive Officer)

February 14, 2000                              /s/Larry G. Ayers
                                              --------------------------------
                                              Larry G. Ayers
                                              Vice President-Finance and
                                              Treasurer
                                              (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit

Number             Description

10.1 Employment Agreement between Mark Diamond and SED International, Inc. dated November 9, 1999

10.2 Employment Agreement between Barry Diamond and SED International, Inc. dated November 11, 1999

10.3 Employment Agreement between Larry G. Ayers and SED International, Inc. dated November 28, 1999

10.4               SED International do Brasil Ltda. Line of Credit Agreement*

27.1               Financial Data Schedule

-------------------
* To be filed by amendment

                                                                   EXHIBIT 10.1

                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of the 9th day of November, 1999 between Mark Diamond (the "Employee") and SED International, Inc., a Georgia corporation (the "Subsidiary") and wholly-owned subsidiary of SED International Holdings, Inc., a Georgia corporation (the "Company").

                              W I T N E S S E T H :
                               -------------------

     WHEREAS, the Subsidiary desires to enter into this Agreement regarding Employee's employment by the Subsidiary and Employee desires to accept the terms of said employment;

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

     1. Employment of Employee. This Agreement is effective for a period of five
(5) years commencing as of November 9, 1999, unless this Agreement is sooner terminated pursuant to the provisions hereof. Employee agrees to such employment on the terms and conditions herein set forth and agrees to devote his best efforts to his duties under this Agreement and to perform such duties diligently and efficiently and in accordance with the directions of the Subsidiary.

        During the term of this Agreement, Employee shall be employed as President of the Subsidiary reporting to the Board of Directors and Chief Executive Officer. In Employee's capacity as President of the Subsidiary, Employee shall have general and active control and charge of the property, business and affairs of the Subsidiary and otherwise have the duties and responsibilities accorded to such position as set forth in the Subsidiary's Bylaws, and such other and further duties as may from time to time become necessary for the management of the Subsidiary, as determined by the Board of Directors.

        Employee shall devote substantially all of Employee's business time, attention and energies to the business of the Subsidiary shall act at all times in the best interests of the Subsidiary and shall not during the term of this Agreement be engaged in any other significant business activity, whether or not such business is pursued for gain, profit or other pecuniary advantage, except as contemplated by this Agreement.

     2. Compensation and Benefits.

        (a) Employee's annual base salary during the term of this Agreement shall be $250,000.00.

        (b) Employee's base salary shall be paid by the Subsidiary pursuant to its customary payroll practices.

        (c) Commencing on November 9, 2000 and on each November 9 thereafter during the term of this Agreement, the annual base salary shall be increased (but not decreased) by an amount equal to five percent (5%) of the then annual base salary, together with such other increases, if any, as shall be approved by the Subsidiary's Board of Directors.

        (d) The Subsidiary shall provide Employee such medical coverage and other benefits as are provided to its other employees, subject to Employee meeting any eligibility or other requirements of such coverages or benefits. The Subsidiary has the right to change or eliminate any of its benefits plans at any time. The Employee shall also be entitled during the term of this Agreement to the use of a luxury automobile, with the premiums for the automobile insurance coverage thereon, together with the reasonable cost of maintenance and other expenses (including gasoline) being payable by the Subsidiary or its designee. The Employee shall have the option to have the use of a new (replacement) automobile on the third anniversary of this Agreement. The amount of insurance coverage shall be determined by the Subsidiary or its designee in accordance with the policies of the Subsidiary, from time to time in effect. As a condition to the use of such automobile, Employee shall cooperate fully with the Subsidiary or its designee in connection with obtaining and maintaining in effect any such policy of insurance.

        (e) Employee shall be entitled to four (4) weeks of paid vacation per year.

     3. Personnel Policies. Employee shall conduct himself at all times in a businesslike and professional manner as appropriate for a person in his position and shall represent the Subsidiary in all respects as complies with good business and ethical practices. In addition, Employee shall be subject to and abide by the policies and procedures of the Subsidiary.

     4. Business Expenses. Employee shall be reimbursed by the Subsidiary for ordinary, necessary and reasonable business expenses consistent with the Subsidiary's policies concerning reimbursement of such expenses; provided that, Employee shall first document said business expenses in the manner generally required by the Subsidiary under its policies and procedures, and in any event, the manner required to meet applicable regulations of the Internal Revenue Service relating to the deductibility of such expenses.

     5. Location of Employment. At no time during the term of this Agreement shall the Employee be asked or required to transfer his place of employment to a location that is of a radius more than thirty five (35) miles from the Subsidiary's current offices located at 4916 North Royal Atlanta Drive, Tucker, Georgia 30085.

     6. Termination.

        (a) This Agreement may be terminated for good cause by the Subsidiary upon written notice to Employee. As used herein, "good cause" means: (i) any act of fraud or dishonesty; (ii) any act of theft or embezzlement; (iii) the breach of any material provision of this Agreement by Employee (provided that such breach is not cured by Employee within 30 days of receiving written notice of such breach from the Subsidiary); (iv) violation of the policies and procedures of the Subsidiary; (v) failure to comply with the directions of the Board of Directors of the Subsidiary; (vi) engaging in any unlawful harassment or discrimination; (vii) the conviction of Employee of any crime involving moral turpitude (whether felony or misdemeanor) or involving any felony; (viii) any act of moral turpitude by Employee that materially adversely affects the Subsidiary or its business reputation; (ix) violation of state or federal securities laws; (x) violation of the laws, rules and regulations of any stock exchange, over-the-counter trading system, including the Nasdaq Stock Market, Inc., or the National Association of Securities Dealers, Inc.; or (xi) any other matter constituting "good cause" under the laws (including, inter alia, statutes, regulations or judicial case law) of the State of Georgia.

        (b) This Agreement also shall terminate immediately upon the death of Employee, or immediately upon written notice to Employee if Employee shall at any time be unable to perform the essential functions of his job hereunder, by reason of a physical or mental illness or condition, with or without reasonable accommodation, for a continuous period of 180 consecutive days, as certified by a physician or physicians selected by the Board of Directors of the Subsidiary.

        (c) In the event of termination under subsections (a) of this Section 6, the base salary, less applicable withholdings, and other benefits provided herein shall be paid to Employee up to the effective date of termination of this Agreement, and not thereafter, subject to any benefit continuation requirements under applicable laws or regulations.

        (d) In the event of termination under subsection (b) of this Section 6, the Subsidiary shall pay to Employee or Employee's estate or personal representative, as appropriate, the greater of (i) Employee's base salary, less applicable withholdings, plus benefits, for the remaining period of the Agreement or (ii) twelve (12) months of base salary, less applicable withholdings, plus benefits for such monthly period.

        (e) The Subsidiary may terminate this Agreement at any time without "good cause" upon written notice to Employee. In the event of such termination, the Subsidiary shall pay to Employee the greater of (i) Employee's base salary, less applicable withholdings, plus benefits, for the remaining period of the Agreement or (ii) twelve (12) months of base salary, less applicable withholdings.

        (f) All such payments owing under this Section 6 shall be payable concurrently at the time of termination. Other than the payments of the base salary and benefits amounts as specified herein, no further payments of any kind shall be made to Employee.

        7. Products, Notes, Records and Software. All memoranda, notes, records and other documents and computer software created, developed, compiled or used by Employee or made available to Employee during the term of this Agreement concerning or relative to the business of the Subsidiary, including without limitation, all customer data, marketing and sales information, billing information, service data and other technical material of the Subsidiary, is the Subsidiary's property. Employee agrees to deliver all such materials to the Subsidiary within three (3) business days after the termination of this Agreement.

        8. Nondisclosure. Employee acknowledges and agrees that during the term of this Agreement, he will have access to and become familiar with information that the parties acknowledge to be confidential, valuable and uniquely proprietary information regarding the Subsidiary, its customers and employees. Employee further acknowledges that the disclosure or unauthorized use of Trade Secrets, as defined under applicable state law, or confidential information by Employee would harm the Subsidiary's business. Employee therefore promises and agrees that, during the term of Employee's employment and for two
(2) years thereafter, Employee shall not use or disclose, directly or indirectly, for any purpose any such confidential or proprietary information which includes, without limitation, technical materials of the Subsidiary, sales and marketing information, customer account records, billing information, training and operations information, materials and memoranda, personnel records and pricing and financial information relating to the business, accounts, vendors, suppliers, customers, prospective customers, employees and affairs of the Subsidiary. Employee further agrees that Employee will not, at any time during or after the term of Employee's employment with the Subsidiary, use, reveal or divulge any Trade Secrets.

        9. Restrictive Covenants. Employee acknowledges and agrees that, because of his employment he has access to confidential or proprietary information concerning vendors, suppliers and customers of the Subsidiary and has established relationships with such vendors, suppliers and customers. In exchange for valuable consideration to be given by the Subsidiary to Employee, as provided herein, Employee agrees to the following provisions:

       (a) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, or unincorporated association or entity of any kind, (i) provide domestic or international sales, purchasing, human resources, distribution operations, marketing services as an officer or management level employee to any competitor of the Subsidiary listed on Exhibit A attached hereto, which purchase, market and sell computer and related products and/or cellular telephones and related products (collectively, the "Business"); or (ii) otherwise obtain any interest in (except as a stockholder holding less than two percent (2%) interest in a corporation which is traded on a national exchange or in an automated quotations system), or perform consulting services for, or otherwise participate in the ownership, management, or control of, the companies listed on Exhibit A attached hereto;

       (b) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, unincorporated association or other entity of any kind, solicit or contact, for the purpose of providing products or services the same as or substantially similar to those provided by the Subsidiary in connection with the Business, any person or entity that, during the term of Employee's employment with the Subsidiary, was a vendor, supplier or customer of the Subsidiary with whom Employee had contact during the last twelve (12) months of his employment, or was a prospective vendor, supplier or customer of the Subsidiary with whom Employee had contact during the last twelve (12) months of his employment; and

       (c) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, unincorporated association or other entity of any kind, hire or solicit, or attempt to hire or solicit, for employment any person who was employed by the

Subsidiary up to 90 days prior to the date of termination of the Employee's employment or persuade or attempt to persuade any such person to terminate or modify his or her employment relationship, whether or not pursuant to a written agreement, with the Subsidiary.

        Employee acknowledges that the time restrictions and scope included in this Section 9 are as narrow as possible and cannot be reduced and still adequately protect the Subsidiary's business interests. Employee acknowledges that the scope of this Section 9 is reasonable and necessary to protect the Subsidiary's legitimate business interests.

        10. Remedy for Breach. Employee agrees that the damage to the Subsidiary resulting from any actual or threatened breach by Employee of any of the covenants contained in Sections 7, 8 and 9 of this Agreement would be immediate, irreparable and difficult to measure, and that money damages would not be an adequate remedy. Therefore, Employee agrees that the Subsidiary shall be entitled to specific performance of the covenants in any of such sections or injunctive relief, by temporary or permanent injunction or other appropriate judicial remedy, writ or order, or both, in addition to any damages and legal expenses (including attorneys' fees) which the Subsidiary may be legally entitled to recover.

        11. Survival. The provisions of Sections 7, 8, 9 and 10 shall survive termination of this Agreement.

        12. Change of Control. If a Change of Control occurs while the Employee is employed by the Subsidiary during the term of this Agreement, or during any extension thereof, and:

       (a) the Employee's employment is terminated involuntarily, or voluntarily by the Employee based on (i) material changes in the nature or scope of the Employee's duties or employment, (ii) a reduction in compensation of the Employee made without the Employee's consent, (iii) a relocation of the Subsidiary's executive offices outside the Atlanta, Georgia Metropolitan Area or farther than 35 miles from the present location of the executive offices, or
(iv) a good faith determination made by the Employee, upon consultation with the Board of Directors of the Subsidiary, that it is necessary or appropriate for the Employee to relocate from the Atlanta, Georgia Metropolitan Area to enable Employee to perform his duties hereunder, the Employee may, in his sole discretion, give written notice within thirty (30) days after the date of termination of employment to the Secretary or Assistant Secretary of the Subsidiary that he is exercising his rights hereunder and requests payment of the amounts provided for under this Section 12; or

       (b) the Employee gives written notice of his termination of employment for any reason concurrently with the time a Change of Control occurs or any time within thirty (30) days after the date the Change of Control becomes effective to the Secretary or Assistant Secretary of the Subsidiary, he may exercise his rights hereunder and request payment of the amounts provided for under this
Section 12 (the notice provided pursuant to Subsection 12(a) or Subsection 12(b) is referred to as the "Notice of Exercise").

        If the Employee gives a Notice of Exercise to receive the payments provided for hereunder, the Subsidiary shall pay to or for the benefit of the Employee, immediately upon the Subsidiary's receipt of the Notice of Exercise, a single cash payment for damages suffered by the Employee by reason of the Change in Control (the "Executive Payment") in an amount equal to five times the aggregated of Employee's annual base salary, bonuses and other benefits owing to Employee.

        The Executive Payment shall be in addition to and shall not be offset or reduced by (i) any other amounts that have been earned or accrued or that have otherwise become payable or will become payable to the Employee or his beneficiaries, but have not been paid by the Subsidiary at the time the Employee gives the Notice of Exercise including, without limitation, salary, bonuses, severance pay, consulting fees, disability benefits, termination benefits, retirement benefits, life and health insurance benefits or any other compensation or benefit payment that is part of any previous, current or future contract, plan or agreement, written or oral, and (ii) any indemnification payments that may have accrued but not paid or that may thereafter become payable to the Employee pursuant to the provisions of the Subsidiary's Articles of Incorporation, Bylaws or similar policies, plans or agreements relating to the indemnification of Employee under certain circumstances. The Executive Payment shall not be reduced by any present value calculations.

        In the event the Employee dies after giving the Notice of Exercise but prior to receipt of the Executive Payment, then the Employee's estate or legal representative shall be entitled to receive the Executive Payment.

        13. Certain Additional Definitions.

        "AFFILIATE" or "AFFILIATED" means any person, firm, corporation, partnership, association or entity, either directly or indirectly, that controls, is controlled by, or is under common control with a specified person, firm, corporation, partnership, association or entity.

        "ASSOCIATE" means (1) any corporation, partnership or other entity of which a specified person is an officer or partner, or is, directly or indirectly, the beneficial owner of ten percent (10%) or more of any class of equity securities thereof, (2) any trust or estate in which the specified person has a substantial beneficial interest or as to which the specified person serves as trustee or in a similar fiduciary capacity, (3) any relative or spouse of such specified person, or any relative of such spouse, who has the same home as such specified person, and (4) any person who is a trustee, officer or partner of such specified person or of any corporation, partnership or other entity that is an Affiliate of such specified person.

        "ATLANTA, GEORGIA METROPOLITAN AREA" means the counties of Clayton, Cobb, DeKalb, Fulton and Gwinnett, Georgia

        "BENEFICIAL OWNER" shall be defined by reference to Rule 13d-3 under the Exchange Act as such Rule may be amended from time to time; provided, however, that any individual, corporation, partnership, Group, association or other person or entity which, directly or indirectly, owns or has the right to acquire any of the Company's or the Subsidiary's outstanding securities entitled to vote generally in the election of directors at any time in the future, whether such right is contingent, absolute, direct or indirect, pursuant to any agreement, arrangement or understanding or upon exercise of conversion rights, warrants or options or otherwise, shall be deemed the Beneficial Owner of such securities.

        "CHANGE OF CONTROL" shall be deemed to have occurred if and when (1) any individual, corporation, partnership, Group, association or other person or entity, together with his, its or their Affiliates or Associates (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) hereafter becomes the Beneficial Owner of securities of the Company representing thirty percent (30%) or more of the combined voting power of the Company's then outstanding securities entitled to vote generally in the election of directors; (2) the Continuing Directors of the Company shall at any time fail to constitute a majority of the members of the Board of Directors of the Company; (3) all or substantially all of the assets of the Company are sold, conveyed, transferred or otherwise disposed of, whether through one event or a series of related events, without being Duly Approved by the Continuing Directors of the Company; (4) any individual, corporation, partnership, Group, association or other person or entity, together with his, its or their Affiliates or Associates, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Subsidiary, becomes the Beneficial Owner of securities of the Subsidiary representing thirty percent (30%) or more of the combined voting power of the Subsidiary's then outstanding securities entitled to vote generally in the election of directors; or (5) all or substantially all of the assets of the Subsidiary are sold, conveyed, transferred or otherwise disposed of, whether through one event or a series of related events, without being Duly Approved by the Continuing Directors of the Subsidiary.

        "CONTINUING DIRECTOR" means a director who either was a member of the Board of Directors of either the Company or the Subsidiary, as the case may be, on the date hereof, or who becomes a member of the Board of Directors of either the Company or the Subsidiary, as the case may be, subsequent to such date and whose election or nomination for election by the Board of Directors of that company was Duly Approved by the Continuing Directors of that company at the time of such election or nomination, either by a specific vote or by approval of the proxy statement issued by that company on behalf of the Board of Directors of that company in which such person is named as a nominee for director.

        "DULY APPROVED BY THE CONTINUING DIRECTORS" means an action approved by the vote of at least a majority of the Continuing Directors then on the Board of Directors of either the Company or the Subsidiary, as the case may be; provided, however, if the votes of such Continuing Directors in favor of such action would be insufficient to constitute an act of the entire Board of Directors of that company as if a vote by all of its members had been taken, or if the number of persons constituting the Continuing Directors of that company shall be equal to or less than three, then the term Duly Approved by the Continuing Directors shall mean an action approved by the unanimous vote of the Continuing Directors then on the Board of Directors of that company.

        "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended.

        "GROUP" means persons who act in concert as described in Section 13(d)(3) of the Exchange Act as may be amended from time to time.

        14. Invalidity of Any Provision. It is the intent of the parties hereto that the provisions of this Agreement shall be enforced to the fullest extent permissible under the laws and public policies of each state and jurisdiction in which such enforcement is sought, but that the unenforceability (or the modification to conform with such laws or public policies) of any provision hereof shall not render unenforceable or impair the remainder of this Agreement which shall be deemed amended to delete or modify, as necessary, the invalid or unenforceable provisions.

The parties further agree to alter the balance of this Agreement in order to render the same valid and enforceable.

        15. Applicable Law. This Agreement is being executed in the State of Georgia and shall be construed and enforced in accordance with the laws of said jurisdiction.

        16. Waiver of Breach. The waiver by the Subsidiary of a breach by Employee of any provision of this Agreement may only be made in writing and shall not operate or be construed as a waiver of any subsequent breach by Employee.

        17. Successors and Assigns. This Agreement shall inure to the benefit of the Subsidiary, its subsidiaries and affiliates, and their respective successors and assigns.

        18. Entire Agreement. This Agreement contains the entire agreement of the parties and supersedes all prior agreements regarding Employee's employment by the Subsidiary, including, but not limited to, oral discussions, letter agreements, or any other document concerning the possibility of employment with the Subsidiary. This Agreement may only be changed by an agreement in writing signed by the party against whom enforcement of any waiver, changes, modification, extension or discharge is sought. It cannot be changed orally.

        19. Headings.  The headings of the Sections of this

Agreement are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

        20. Interest on Amounts Payable. If any amounts that are required or determined to be paid or payable or reimbursed or reimbursable to the Employee under this Agreement, under any other plan, agreement, policy or arrangement with the Subsidiary are not paid promptly at the times provided herein or therein, such amounts shall accrue interest at an annual percentage rate of ten percent (10%) from the date such amounts were required or determined to have been paid or payable or reimbursed or reimbursable to the Employee until such amounts and any interest accrued thereon are finally and fully paid; provided, however, that in no event shall the amount of interest contracted for, charged or received hereunder exceed the maximum non-usurious amount of interest allowed by applicable law.

        21. Employee's Expenses. All costs and expenses, including reasonable legal, accounting and other advisory fees, incurred by the Employee to prepare responses to an Internal Revenue Service audit of, and otherwise defend, his personal income tax return for any year that is the subject of any such audit or an adverse determination, administrative proceeding or civil litigation arising therefrom that is occasioned by, or related to, an audit by the Internal Revenue Service of the Subsidiary's consolidated income tax returns are, upon written demand by the Employee explaining the basis for the request for such reimbursement or advancement, to be promptly advanced or reimbursed to the Employee or paid directly, on a current basis, by the Subsidiary or its successors.

        Subject to the first paragraph of this Section 21 and except as otherwise provided in this Agreement, if at any time during the term of this Agreement or afterwards there should arise any litigation, hearing or arbitration as to the interpretation or application of any term or condition of this Agreement, the Subsidiary agrees, upon written demand by the Employee (and the employee shall be entitled upon application to any court of competent jurisdiction, to the entry of a mandatory injunction, without the necessity of posting any bond with respect thereto, compelling the Subsidiary), promptly to provide sums sufficient to pay on a current basis, either directly or by reimbursing the Employee, the Employee's costs and reasonable attorneys' fees, including, without limitation, expenses of investigation and disbursements for the fees and expenses of experts, incurred by the Employee in connection with any such litigation, hearing or arbitration; provided, however, if the Employee is not the prevailing party in such litigation, hearing or arbitration, then Employee shall pay or reimburse the Subsidiary for its costs and reasonable attorneys' fees, including, without limitation, expenses of investigation and disbursements for the fees and expenses of experts (other than Affiliates), incurred by the Subsidiary in connection with any such litigation, hearing or arbitration, together with all such costs and fees previously paid by the Subsidiary to or for the benefit of Employee in connection with such litigation, hearing or arbitration.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement under seal as of the date first above shown.

                                                   Employee:

                                                   ______________________(SEAL)
                                                   MARK DIAMOND

                                                   Subsidiary:

                                                   SED INTERNATIONAL, INC.



                                                   By:__________________________
                                                   Title:_______________________

                                                               (CORPORATE SEAL)

                                    EXHIBIT A

                                   COMPETITORS

                                    ASI Corp.

                                Brightpoint, Inc.

                                 Cellstar, Corp.

                              CHS Electronics, Inc.

                               Ingram Micro, Inc.

                                  Merisel, Inc.

                                 Microage, Inc.

                                 Supercom, Inc.

                                 Tech Data Corp.

or any of their respective Affiliates.

                                                                    EXHIBIT 10.2

                              EMPLOYMENT AGREEMENT

        THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of the 11th day of November, 1999 between Barry Diamond (the "Employee") and SED International, Inc., a Georgia corporation (the "Subsidiary") and wholly-owned subsidiary of SED International Holdings, Inc., a Georgia corporation (the "Company").

                              W I T N E S S E T H :

        WHEREAS, the Subsidiary desires to enter into this Agreement regarding Employee's employment by the Subsidiary and Employee desires to accept the terms of said employment;

        NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

        1. Employment of Employee. This Agreement is effective for a period of three (3) years commencing as of November 11, 1999, unless this Agreement is sooner terminated pursuant to the provisions hereof. Employee agrees to such employment on the terms and conditions herein set forth and agrees to devote his best efforts to his duties under this Agreement and to perform such duties diligently and efficiently and in accordance with the directions of the Subsidiary.

        During the term of this Agreement, Employee shall be employed as Vice President -- Cellular Division of the Subsidiary reporting to the President. In Employee's capacity as Vice President -- Cellular Division of the Subsidiary, Employee shall be responsible for all management of wireless phone sales, purchasing and pricing of the Subsidiary and otherwise have the duties and responsibilities accorded to such position as set forth in the Subsidiary's Bylaws, and such other and further duties as may from time to time become necessary for the management of the Subsidiary, as determined by the Board of Directors.

        Employee shall devote substantially all of Employee's business time, attention and energies to the business of the Subsidiary shall act at all times in the best interests of the Subsidiary and shall not during the term of this Agreement be engaged in any other significant business activity, whether or not such business is pursued for gain, profit or other pecuniary advantage, except as contemplated by this Agreement.

        2. Compensation and Benefits.

           (a) Employee's annual base salary during the term of this Agreement shall be $160,000.00.

           (b) Employee's base salary shall be paid by the Subsidiary pursuant to its customary payroll practices.

           (c) Commencing on November 11, 2000 and on each November 11 thereafter during the term of this Agreement, the annual base salary shall be increased (but not decreased) by an amount equal to five percent (5%) of the then annual base salary, together with such other increases, if any, as shall be approved by the Subsidiary's Board of Directors.

           (d) The Subsidiary shall provide Employee such medical coverage and other benefits as are provided to its other employees, subject to Employee meeting any eligibility or other requirements of such coverages or benefits. The Subsidiary has the right to change or eliminate any of its benefits plans at any time. The Employee shall also be entitled during the term of this Agreement to the use of an automobile, with the premiums for the automobile insurance coverage thereon, together with the reasonable cost of maintenance and other expenses (including gasoline) being payable by the Subsidiary or its designee. The Employee shall have the option to have the use of a new (replacement) automobile on the third anniversary of this Agreement. The amount of insurance coverage shall be determined by the Subsidiary or its designee in accordance with the policies of the Subsidiary, from time to time in effect. As a condition to the use of such automobile, Employee shall cooperate fully with the Subsidiary or its designee in connection with obtaining and maintaining in effect any such policy of insurance.

           (e) Employee shall be entitled to four (4) weeks of paid vacation per year.

        3. Personnel Policies. Employee shall conduct himself at all times in a businesslike and professional manner as appropriate for a person in his position and shall represent the Subsidiary in all respects as complies with good business and ethical practices. In addition, Employee shall be subject to and abide by the policies and procedures of the Subsidiary.

        4. Business Expenses. Employee shall be reimbursed by the Subsidiary for ordinary, necessary and reasonable business expenses consistent with the Subsidiary's policies concerning reimbursement of such expenses; provided that, Employee shall first document said business expenses in the manner generally required by the Subsidiary under its policies and procedures, and in any event, the manner required to meet applicable regulations of the Internal Revenue Service relating to the deductibility of such expenses.

        5. Location of Employment. At no time during the term of this Agreement shall the Employee be asked or required to transfer his place of employment to a location that is of a radius more than thirty five (35) miles from the Subsidiary's current offices located at 4916 North Royal Atlanta Drive, Tucker, Georgia 30085.

        6. Termination.

           (a) This Agreement may be terminated for good cause by the Subsidiary upon written notice to Employee. As used herein, "good cause" means: (i) any act of fraud or dishonesty; (ii) any act of theft or embezzlement; (iii) the breach of any material provision of this Agreement by Employee (provided that such breach is not cured by Employee within 30 days of receiving written notice of such breach from the Subsidiary); (iv) violation of the policies and procedures of the Subsidiary; (v) failure to comply with the directions of the Board of Directors of the Subsidiary; (vi) engaging in any unlawful harassment or discrimination; (vii) the conviction of Employee of any crime involving moral turpitude (whether felony or misdemeanor) or involving any felony; (viii) any act of moral turpitude by Employee that materially adversely affects the Subsidiary or its business reputation; (ix) violation of state or federal securities laws; (x) violation of the laws, rules and regulations of any stock exchange, over-the-counter trading system, including the Nasdaq Stock Market, Inc., or the National Association of Securities Dealers, Inc.; or (xi) any other matter constituting "good cause" under the laws (including, inter alia, statutes, regulations or judicial case law) of the State of Georgia.

           (b) This Agreement also shall terminate immediately upon the death of Employee, or immediately upon written notice to Employee if Employee shall at any time be unable to perform the essential functions of his job hereunder, by reason of a physical or mental illness or condition, with or without reasonable accommodation, for a continuous period of 180 consecutive days, as certified by a physician or physicians selected by the Board of Directors of the Subsidiary.

           (c) In the event of termination under subsections (a) of this
Section 6, the base salary, less applicable withholdings, and other benefits provided herein shall be paid to Employee up to the effective date of termination of this Agreement, and not thereafter, subject to any benefit continuation requirements under applicable laws or regulations.

           (d) In the event of termination under subsection (b) of this
Section 6, the Subsidiary shall pay to Employee or Employee's estate or personal representative, as appropriate, the greater of (i) Employee's base salary, less applicable withholdings, plus benefits, for the remaining period of the Agreement or (ii) twelve (12) months of base salary, less applicable withholdings, plus benefits for such monthly period.

           (e) The Subsidiary may terminate this Agreement at any time without "good cause" upon written notice to Employee. In the event of such termination, the Subsidiary shall pay to Employee the greater of (i) Employee's base salary, less applicable withholdings, plus benefits, for the remaining period of the Agreement or (ii) twelve (12) months of base salary, less applicable withholdings.

           (f) All such payments owing under this Section 6 shall be payable concurrently at the time of termination. Other than the payments of the base salary and benefits amounts as specified herein, no further payments of any kind shall be made to Employee.

        7. Products, Notes, Records and Software. All memoranda, notes, records and other documents and computer software created, developed, compiled or used by Employee or made available to Employee during the term of this Agreement concerning or relative to the business of the Subsidiary, including without limitation, all customer data, marketing and sales information, billing information, service data and other technical material of the Subsidiary, is the Subsidiary's property. Employee agrees to deliver all such materials to the Subsidiary within three (3) business days after the termination of this Agreement.

        8. Nondisclosure. Employee acknowledges and agrees that during the term of this Agreement, he will have access to and become familiar with information that the parties acknowledge to be confidential, valuable and uniquely proprietary information regarding the Subsidiary, its customers and employees. Employee further acknowledges that the disclosure or unauthorized use of Trade Secrets, as defined under applicable state law, or confidential information by Employee would harm the Subsidiary's business. Employee therefore promises and agrees that, during the term of Employee's employment and for two
(2) years thereafter, Employee shall not use or disclose, directly or indirectly, for any purpose any such confidential or proprietary information which includes, without limitation, technical materials of the Subsidiary, sales and marketing information, customer account records, billing information, training and operations information, materials and memoranda, personnel records and pricing and financial information relating to the business, accounts, vendors, suppliers, customers, prospective customers, employees and affairs of the Subsidiary. Employee further agrees that Employee will not, at any time during or after the term of Employee's employment with the Subsidiary, use, reveal or divulge any Trade Secrets.

        9. Restrictive Covenants. Employee acknowledges and agrees that, because of his employment he has access to confidential or proprietary information concerning vendors, suppliers and customers of the Subsidiary and has established relationships with such vendors, suppliers and customers. In exchange for valuable consideration to be given by the Subsidiary to Employee, as provided herein, Employee agrees to the following provisions:

           (a) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, or unincorporated association or entity of any kind, (i) provide domestic or international sales, purchasing, human resources, distribution operations, marketing services as an officer or management level employee to any competitor of the Subsidiary listed on Exhibit A attached hereto, which purchase, market and sell computer and related products and/or cellular telephones and related products (collectively, the "Business"); or (ii) otherwise obtain any interest in (except as a stockholder holding less than two percent (2%) interest in a corporation which is traded on a national exchange or in an automated quotations system), or perform consulting services for, or otherwise participate in the ownership, management, or control of, the companies listed on Exhibit A attached hereto;

           (b) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, unincorporated association or other entity of any kind, solicit or contact, for the purpose of providing products or services the same as or substantially similar to those provided by the Subsidiary in connection with the Business, any person or entity that, during the term of Employee's employment with the Subsidiary, was a vendor, supplier or customer of the Subsidiary with whom Employee had contact during the last twelve (12) months of his employment, or was a prospective vendor, supplier or customer of the Subsidiary with whom Employee had contact during the last twelve (12) months of his employment; and

           (c) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, unincorporated association or other entity of any kind, hire or solicit, or attempt to hire or solicit, for employment any person who was employed by the

Subsidiary up to 90 days prior to the date of termination of the Employee's employment or persuade or attempt to persuade any such person to terminate or modify his or her employment relationship, whether or not pursuant to a written agreement, with the Subsidiary.

        Employee acknowledges that the time restrictions and scope included in this Section 9 are as narrow as possible and cannot be reduced and still adequately protect the Subsidiary's business interests. Employee acknowledges that the scope of this Section 9 is reasonable and necessary to protect the Subsidiary's legitimate business interests.

        10. Remedy for Breach. Employee agrees that the damage to the Subsidiary resulting from any actual or threatened breach by Employee of any of the covenants contained in Sections 7, 8 and 9 of this Agreement would be immediate, irreparable and difficult to measure, and that money damages would not be an adequate remedy. Therefore, Employee agrees that the Subsidiary shall be entitled to specific performance of the covenants in any of such sections or injunctive relief, by temporary or permanent injunction or other appropriate judicial remedy, writ or order, or both, in addition to any damages and legal expenses (including attorneys' fees) which the Subsidiary may be legally entitled to recover.

        11. Survival. The provisions of Sections 7, 8, 9 and 10 shall survive termination of this Agreement.

        12. Change of Control. If a Change of Control occurs while the Employee is employed by the Subsidiary during the term of this Agreement, or during any extension thereof, and:

           (a) the Employee's employment is terminated involuntarily, or voluntarily by the Employee based on (i) material changes in the nature or scope of the Employee's duties or employment, (ii) a reduction in compensation of the Employee made without the Employee's consent, (iii) a relocation of the Subsidiary's executive offices outside the Atlanta, Georgia Metropolitan Area or farther than 35 miles from the present location of the executive offices, or
(iv) a good faith determination made by the Employee, upon consultation with the Board of Directors of the Subsidiary, that it is necessary or appropriate for the Employee to relocate from the Atlanta, Georgia Metropolitan Area to enable Employee to perform his duties hereunder, the Employee may, in his sole discretion, give written notice within thirty (30) days after the date of termination of employment to the Secretary or Assistant Secretary of the Subsidiary that he is exercising his rights hereunder and requests payment of the amounts provided for under this Section 12; or

           (b) the Employee gives written notice of his termination of employment for any reason concurrently with the time a Change of Control occurs or any time within thirty (30) days after the date the Change of Control becomes effective to the Secretary or Assistant Secretary of the Subsidiary, he may exercise his rights hereunder and request payment of the amounts provided for under this Section 12 (the notice provided pursuant to Subsection 12(a) or Subsection 12(b) is referred to as the "Notice of Exercise").

        If the Employee gives a Notice of Exercise to receive the payments provided for hereunder, the Subsidiary shall pay to or for the benefit of the Employee, immediately upon the Subsidiary's receipt of the Notice of Exercise, a single cash payment for damages suffered by the Employee by reason of the Change in Control (the "Executive Payment") in an amount equal to 2.99 times the aggregated of Employee's annual base salary, bonuses and other benefits owing to Employee, subject to the provisions of Sections 21, 22 and 23.

        The Executive Payment shall be in addition to and shall not be offset or reduced by (i) any other amounts that have been earned or accrued or that have otherwise become payable or will become payable to the Employee or his beneficiaries, but have not been paid by the Subsidiary at the time the Employee gives the Notice of

Exercise including, without limitation, salary, bonuses, severance pay, consulting fees, disability benefits, termination benefits, retirement benefits, life and health insurance benefits or any other compensation or benefit payment that is part of any previous, current or future contract, plan or agreement, written or oral, and (ii) any indemnification payments that may have accrued but not paid or that may thereafter become payable to the Employee pursuant to the provisions of the Subsidiary's Articles of Incorporation, Bylaws or similar policies, plans or agreements relating to the indemnification of Employee under certain circumstances. The Executive Payment shall not be reduced by any present value calculations.

        In the event the Employee dies after giving the Notice of Exercise but prior to receipt of the Executive Payment, then the Employee's estate or legal representative shall be entitled to receive the Executive Payment.

        13. Certain Additional Definitions.

            "AFFILIATE" or "AFFILIATED" means any person, firm, corporation, partnership, association or entity, either directly or indirectly, that controls, is controlled by, or is under common control with a specified person, firm, corporation, partnership, association or entity.

            "ASSOCIATE" means (1) any corporation, partnership or other entity of which a specified person is an officer or partner, or is, directly or indirectly, the beneficial owner of ten percent (10%) or more of any class of equity securities thereof, (2) any trust or estate in which the specified person has a substantial beneficial interest or as to which the specified person serves as trustee or in a similar fiduciary capacity, (3) any relative or spouse of such specified person, or any relative of such spouse, who has the same home as such specified person, and (4) any person who is a trustee, officer or partner of such specified person or of any corporation, partnership or other entity that is an Affiliate of such specified person.

            "ATLANTA, GEORGIA METROPOLITAN AREA" means the counties of Clayton, Cobb, DeKalb, Fulton and Gwinnett, Georgia

            "BENEFICIAL OWNER" shall be defined by reference to Rule 13d-3 under the Exchange Act as such Rule may be amended from time to time; provided, however, that any individual, corporation, partnership, Group, association or other person or entity which, directly or indirectly, owns or has the right to acquire any of the Company's or the Subsidiary's outstanding securities entitled to vote generally in the election of directors at any time in the future, whether such right is contingent, absolute, direct or indirect, pursuant to any agreement, arrangement or understanding or upon exercise of conversion rights, warrants or options or otherwise, shall be deemed the Beneficial Owner of such securities.

            "CHANGE OF CONTROL" shall be deemed to have occurred if and when
(1) any individual, corporation, partnership, Group, association or other person or entity, together with his, its or their Affiliates or Associates (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) hereafter becomes the Beneficial Owner of securities of the Company representing thirty percent (30%) or more of the combined voting power of the Company's then outstanding securities entitled to vote generally in the election of directors; (2) the Continuing Directors of the Company shall at any time fail to constitute a majority of the members of the Board of Directors of the Company; (3) all or substantially all of the assets of the Company are sold, conveyed, transferred or otherwise disposed of, whether through one event or a series of related events, without being Duly Approved by the Continuing Directors of the Company; (4) any individual, corporation, partnership, Group, association or other person or entity, together with his, its or their Affiliates or Associates, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Subsidiary, becomes the Beneficial Owner of securities of the Subsidiary representing thirty percent (30%) or more of the combined voting power of the Subsidiary's then outstanding securities entitled to vote generally in the election of directors; or (5) all or substantially all of the assets of the Subsidiary are sold, conveyed, transferred or otherwise disposed of, whether through one event or a series of related events, without being Duly Approved by the Continuing Directors of the Subsidiary.

        "CONTINUING DIRECTOR" means a director who either was a member of the Board of Directors of either the Company or the Subsidiary, as the case may be, on the date hereof, or who becomes a member of the Board of Directors of either the Company or the Subsidiary, as the case may be, subsequent to such date and whose election or nomination for election by the Board of Directors of that company was Duly Approved by the Continuing Directors of that company at the time of such election or nomination, either by a specific vote or by approval of the proxy statement issued by that company on behalf of the Board of Directors of that company in which such person is named as a nominee for director.

        "DULY APPROVED BY THE CONTINUING DIRECTORS" means an action approved by the vote of at least a majority of the Continuing Directors then on the Board of Directors of either the Company or the Subsidiary, as the case may be; provided, however, if the votes of such Continuing Directors in favor of such action would be insufficient to constitute an act of the entire Board of Directors of that company as if a vote by all of its members had been taken, or if the number of persons constituting the Continuing Directors of that company shall be equal to or less than three, then the term Duly Approved by the Continuing Directors shall mean an action approved by the unanimous vote of the Continuing Directors then on the Board of Directors of that company.

        "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended.

        "GROUP" means persons who act in concert as described in Section 13(d)(3) of the Exchange Act as may be amended from time to time.

        14. Invalidity of Any Provision. It is the intent of the parties hereto that the provisions of this Agreement shall be enforced to the fullest extent permissible under the laws and public policies of each state and jurisdiction in which such enforcement is sought, but that the unenforceability (or the modification to conform with such laws or public policies) of any provision hereof shall not render unenforceable or impair the remainder of this Agreement which shall be deemed amended to delete or modify, as necessary, the invalid or unenforceable provisions. The parties further agree to alter the balance of this Agreement in order to render the same valid and enforceable.

           15. Applicable Law. This Agreement is being executed in the State of Georgia and shall be construed and enforced in accordance with the laws of said jurisdiction.

           16. Waiver of Breach. The waiver by the Subsidiary of a breach by Employee of any provision of this Agreement may only be made in writing and shall not operate or be construed as a waiver of any subsequent breach by Employee.

           17. Successors and Assigns. This Agreement shall inure to the benefit of the Subsidiary, its subsidiaries and affiliates, and their respective successors and assigns.

           18. Entire Agreement. This Agreement contains the entire agreement of the parties and supersedes all prior agreements regarding Employee's employment by the Subsidiary, including, but not limited to, oral discussions, letter agreements, or any other document concerning the possibility of employment with the Subsidiary. This Agreement may only be changed by an agreement in writing signed by the party against whom enforcement of any waiver, changes, modification, extension or discharge is sought. It cannot be changed orally.

           19. Headings. The headings of the Sections of this Agreement are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

        20. Interest on Amounts Payable. If any amounts that are required or determined to be paid or payable or reimbursed or reimbursable to the Employee under this Agreement, under any other plan, agreement, policy or arrangement with the Subsidiary are not paid promptly at the times provided herein or therein, such amounts shall accrue interest at an annual percentage rate of ten percent (10%) from the date such amounts were required or determined to have been paid or payable or reimbursed or reimbursable to the Employee until such amounts and any interest accrued thereon are finally and fully paid; provided, however, that in no event shall the amount of interest contracted for, charged or received hereunder exceed the maximum non-usurious amount of interest allowed by applicable law.

        21. Limitation on Payment. If the benefits provided to Employee under this Agreement or under any other agreement with, or plan of, the Subsidiary (in the aggregate, the "Total Payment") constitute a payment so that an excise tax (the "Excise Tax") is due under Section 280G, Section 4999 or other provision of the

Internal Revenue Code of 1986, as amended (the "Code"), then the benefits provided under this Agreement shall be limited to the Reduced Amount. The "Reduced Amount" shall be the largest amount that could be received by Employee under this Agreement such that no part of the Total Payment provided to Employee shall be subject to the Excise Tax. The Reduced Amount shall be calculated by a nationally recognized benefits consulting firm or accounting firm, and such amount shall be presented to Employee for review and approval. If the amount payable to Employee is limited to the Reduced Amount, Employee shall have the right, in Employee=s sole discretion, to designate the portion of the Total Payment that should be reduced or eliminated so as to avoid having the benefits provided to Employee under this Agreement be subject to the Excise Tax.

        22. Notification. If the Internal Revenue Service claims in writing that any benefit received under this Agreement constitutes an "excess parachute payment" under Section 280G of the Code, Employee shall notify the Subsidiary in writing of such claim within 10 business days of the claim. Employee shall apprise the Subsidiary of the nature of such claim and the date on which such claim is requested to be paid. Employee shall not pay such claim prior to the expiration of the 30-day period following the date on which Employee provides notice of the claim to the Subsidiary (or such shorter period ending on the date that any payment of taxes with respect to the claim is due). If the Subsidiary notifies Employee in writing prior to the expiration of such period that it desires to contest such claim, Employee shall (i) give the Subsidiary any information reasonably requested by the Subsidiary relating to such claim; (ii) take such action in connection with contesting such claim as the Subsidiary shall reasonably request in writing from time to time; (iii) cooperate with the Subsidiary in good faith in order to effectively contest such claim; and (iv) permit the Subsidiary to participate in any proceedings relating to such claim; provided, however, that the Subsidiary shall bear and pay directly all costs and expenses (including, but not limited to, additional interest and penalties and related legal, consulting or similar fees) incurred in connection with such contest and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or other tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses.

        23. Excise Tax Refund. If, after the receipt by Employee of an amount advanced by the Subsidiary in connection with the contest of the Excise Tax claim, Employee becomes entitled to receive any refund with respect to such claim, Employee shall promptly pay to the Subsidiary the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto); provided, however, that if the amount of that refund exceeds the amount advanced by the Subsidiary or it is otherwise determined for any reason that additional amounts could be paid to Employee without incurring any Excise Tax, any such amount will be promptly paid by the Subsidiary to Employee. If, after the receipt of an amount advanced by the Subsidiary in connection with an Excise Tax claim, a determination is made that Employee shall not be entitled to any refund with respect to such claim and the Subsidiary does not notify Employee in writing of its intent to contest the denial of such refund prior to the expiration of 30 days after such determination, such advance shall be forgiven and shall not be required to be repaid and shall be deemed to be in consideration for services rendered after date of the termination of Employee's employment.

        24. Employee's Expenses. All costs and expenses, including reasonable legal, accounting and other advisory fees, incurred by the Employee to prepare responses to an Internal Revenue Service audit of, and otherwise defend, his personal income tax return for any year that is the subject of any such audit or an adverse determination, administrative proceeding or civil litigation arising therefrom that is occasioned by, or related to, an audit by the Internal Revenue Service of the Subsidiary's consolidated income tax returns are, upon written demand by the Employee explaining the basis for the request for such reimbursement or advancement, to be promptly advanced or reimbursed to the Employee or paid directly, on a current basis, by the Subsidiary or its successors.

        Subject to the first paragraph of this Section 24 and except as otherwise provided in this Agreement, if at any time during the term of this Agreement or afterwards there should arise any litigation, hearing or arbitration as to the interpretation or application of any term or condition of this Agreement, the Subsidiary agrees, upon written demand by the Employee (and the employee shall be entitled upon application to any court of competent jurisdiction, to the entry of a mandatory injunction, without the necessity of posting any bond with respect thereto, compelling the Subsidiary), promptly to provide sums sufficient to pay on a current basis, either directly or by reimbursing the Employee, the Employee's costs and reasonable attorneys' fees, including, without limitation, expenses of investigation and disbursements for the fees and expenses of experts, incurred by the

Employee in connection with any such litigation, hearing or arbitration; provided, however, if the Employee is not the prevailing party in such litigation, hearing or arbitration, then Employee shall pay or reimburse the Subsidiary for its costs and reasonable attorneys' fees, including, without limitation, expenses of investigation and disbursements for the fees and expenses of experts (other than Affiliates), incurred by the Subsidiary in connection with any such litigation, hearing or arbitration, together with all such costs and fees previously paid by the Subsidiary to or for the benefit of Employee in connection with such litigation, hearing or arbitration.

        IN WITNESS WHEREOF, the parties hereto have executed this Agreement under seal as of the date first above shown.

                                  Employee:

                                  ______________________(SEAL)
                                  BARRY DIAMOND

                                  Subsidiary:

                                  SED INTERNATIONAL, INC.


                                  By:____________________________
                                  Title:_________________________
                                                 (CORPORATE SEAL)

                                    EXHIBIT A

                                   COMPETITORS

                                    ASI Corp.

                                Brightpoint, Inc.

                                 Cellstar, Corp.

                              CHS Electronics, Inc.

                               Ingram Micro, Inc.

                                  Merisel, Inc.

                                 Microage, Inc.

                                 Supercom, Inc.

                                 Tech Data Corp.

or any of their respective Affiliates.

                                                                    EXHIBIT 10.3

                              EMPLOYMENT AGREEMENT

     THIS EMPLOYMENT AGREEMENT (the "Agreement") is made as of the 28th day of November, 1999 between Larry G. Ayers (the "Employee") and SED International, Inc., a Georgia corporation (the "Subsidiary") and wholly-owned subsidiary of SED International Holdings, Inc., a Georgia corporation (the "Company").

                              W I T NE S S E T H :

     WHEREAS, the Subsidiary desires to enter into this Agreement regarding Employee's employment by the Subsidiary and Employee desires to accept the terms of said employment;

     NOW, THEREFORE, for good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, it is hereby agreed as follows:

     1. Employment of Employee. This Agreement is effective for a period of three (3) years commencing as of November 28, 1999, unless this Agreement is sooner terminated pursuant to the provisions hereof. Employee agrees to such employment on the terms and conditions herein set forth and agrees to devote his best efforts to his duties under this Agreement and to perform such duties diligently and efficiently and in accordance with the directions of the Subsidiary.

     During the term of this Agreement, Employee shall be employed as Vice President -- Finance, Chief Financial Officer and Secretary of the Subsidiary reporting to the President. In Employee's capacity as Vice President -- Finance, Chief Financial Officer and Secretary of the Subsidiary, Employee shall be responsible for all accounting, finances and reporting of the Subsidiary and otherwise have the duties and responsibilities accorded to such position as set forth in the Subsidiary's Bylaws, and such other and further duties as may from time to time become necessary for the management of the Subsidiary, as determined by the Board of Directors.

     Employee shall devote substantially all of Employee's business time, attention and energies to the business of the Subsidiary shall act at all times in the best interests of the Subsidiary and shall not during the term of this Agreement be engaged in any other significant business activity, whether or not such business is pursued for gain, profit or other pecuniary advantage, except as contemplated by this Agreement.

     2. Compensation and Benefits.

        (a) Employee's annual base salary during the term of this Agreement shall be $140,000.00.

        (b) Employee's base salary shall be paid by the Subsidiary pursuant to its customary payroll practices.

        (c) Commencing on November 28, 2000 and on each November 28 thereafter during the term of this Agreement, the annual base salary shall be increased (but not decreased) by an amount equal to five percent (5%) of the then annual base salary, together with such other increases, if any, as shall be approved by the Subsidiary's Board of Directors.

         (d) The Subsidiary shall provide Employee such medical coverage and other benefits as are provided to its other employees, subject to Employee meeting any eligibility or other requirements of such coverages or benefits. The Subsidiary has the right to change or eliminate any of its benefits plans at any time. The Employee shall also be entitled during the term of this Agreement to the use of an automobile, with the premiums for the automobile insurance coverage thereon, together with the reasonable cost of maintenance and other expenses (including gasoline) being payable by the Subsidiary or its designee. The Employee shall have the option to have the use of a new (replacement) automobile on the third anniversary of this Agreement. The amount of insurance coverage shall be determined by the Subsidiary or its designee in accordance with the policies of the Subsidiary, from time to time in effect. As a condition to the use of such automobile, Employee shall cooperate fully with the Subsidiary or its designee in connection with obtaining and maintaining in effect any such policy of insurance.

         (e) Employee shall be entitled to three (3) weeks of paid vacation per year.

     3. Personnel Policies. Employee shall conduct himself at all times in a businesslike and ------------------- professional manner as appropriate for a person in his position and shall represent the Subsidiary in all respects as complies with good business and ethical practices. In addition, Employee shall be subject to and abide by the policies and procedures of the Subsidiary.

     4. Business Expenses. Employee shall be reimbursed by the Subsidiary for ordinary, necessary and reasonable business expenses consistent with the Subsidiary's policies concerning reimbursement of such expenses; provided that, Employee shall first document said business expenses in the manner generally required by the Subsidiary under its policies and procedures, and in any event, the manner required to meet applicable regulations of the Internal Revenue Service relating to the deductibility of such expenses.

     5. Location of Employment. At no time during the term of this Agreement shall the Employee be asked or required to transfer his place of employment to a location that is of a radius more than thirty five (35) miles from the Subsidiary's current offices located at 4916 North Royal Atlanta Drive, Tucker, Georgia 30085.

     6. Termination.

        (a) This Agreement may be terminated for good cause by the Subsidiary upon written notice to Employee. As used herein, "good cause" means: (i) any act of fraud or dishonesty; (ii) any act of theft or embezzlement; (iii) the breach of any material provision of this Agreement by Employee (provided that such breach is not cured by Employee within 30 days of receiving written notice of such breach from the Subsidiary); (iv) violation of the policies and procedures of the Subsidiary; (v) failure to comply with the directions of the Board of Directors of the Subsidiary; (vi) engaging in any unlawful harassment or discrimination; (vii) the conviction of Employee of any crime involving moral turpitude (whether felony or misdemeanor) or involving any felony; (viii) any act of moral turpitude by Employee that materially adversely affects the Subsidiary or its business reputation; (ix) violation of state or federal securities laws; (x) violation of the laws, rules and regulations of any stock exchange, over-the-counter trading system, including the Nasdaq Stock Market, Inc., or the National Association of Securities Dealers, Inc.; or (xi) any other matter constituting "good cause" under the laws (including, inter alia, statutes, regulations or judicial case law) of the State of Georgia.

        (b) This Agreement also shall terminate immediately upon the death of Employee, or immediately upon written notice to Employee if Employee shall at any time be unable to perform the essential functions of his job hereunder, by reason of a physical or mental illness or condition, with or without reasonable accommodation, for a continuous period of 180 consecutive days, as certified by a physician or physicians selected by the Board of Directors of the Subsidiary.

        (c) In the event of termination under subsections (a) of this Section 6, the base salary, less applicable withholdings, and other benefits provided herein shall be paid to Employee up to the effective date of termination of this Agreement, and not thereafter, subject to any benefit continuation requirements under applicable laws or regulations.

        (d) In the event of termination under subsection (b) of this Section 6, the Subsidiary shall pay to Employee or Employee's estate or personal representative, as appropriate, the greater of (i) Employee's base salary, less applicable withholdings, plus benefits, for the remaining period of the Agreement or (ii) twelve (12) months of base salary, less applicable withholdings, plus benefits for such monthly period.

        (e) The Subsidiary may terminate this Agreement at any time without "good cause" upon written notice to Employee. In the event of such termination, the Subsidiary shall pay to Employee the greater of (i) Employee's base salary, less applicable withholdings, plus benefits, for the remaining period of the Agreement or (ii) twelve (12) months of base salary, less applicable withholdings.

        (f) All such payments owing under this Section 6 shall be payable concurrently at the time of termination. Other than the payments of the base salary and benefits amounts as specified herein, no further payments of any kind shall be made to Employee.

     7. Products, Notes, Records and Software. All memoranda, notes, records and other documents and computer software created, developed, compiled or used by Employee or made available to Employee during the term of this Agreement concerning or relative to the business of the Subsidiary, including without limitation, all customer data, marketing and sales information, billing information, service data and other technical material of the Subsidiary, is the Subsidiary's property. Employee agrees to deliver all such materials to the Subsidiary within three (3) business days after the termination of this Agreement.

     8. Nondisclosure. Employee acknowledges and agrees that during the term of this Agreement, he will have access to and become familiar with information that the parties acknowledge to be confidential, valuable and uniquely proprietary information regarding the Subsidiary, its customers and employees. Employee further acknowledges that the disclosure or unauthorized use of Trade Secrets, as defined under applicable state law, or confidential information by Employee would harm the Subsidiary's business. Employee therefore promises and agrees that, during the term of Employee's employment and for two
(2) years thereafter, Employee shall not use or disclose, directly or indirectly, for any purpose any such confidential or proprietary information which includes, without limitation, technical materials of the Subsidiary, sales and marketing information, customer account records, billing information, training and operations information, materials and memoranda, personnel records and pricing and financial information relating to the business, accounts, vendors, suppliers, customers, prospective customers, employees and affairs of the Subsidiary. Employee further agrees that Employee will not, at any time during or after the term of Employee's employment with the Subsidiary, use, reveal or divulge any Trade Secrets.

     9. Restrictive Covenants. Employee acknowledges and agrees that, because of his employment he has access to confidential or proprietary information concerning vendors, suppliers and customers of the Subsidiary and has established relationships with such vendors, suppliers and customers. In exchange for valuable consideration to be given by the Subsidiary to Employee, as provided herein, Employee agrees to the following provisions:

        (a) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, or unincorporated association or entity of any kind, (i) provide accounting, finance or reporting services to any competitor of the Subsidiary listed on Exhibit A attached hereto, which purchase, market and sell computer and related products and/or cellular telephones and related products (collectively, the "Business"); or (ii) otherwise obtain any interest in (except as a stockholder holding less than two percent (2%) interest in a corporation which is traded on a national exchange or in an automated quotations system), or perform consulting services for, or otherwise participate in the ownership, management, or control of, the companies listed on Exhibit A attached hereto;

        (b) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, unincorporated association or other entity of any kind, solicit or contact, for the purpose of providing products or services the same as or substantially similar to those provided by the Subsidiary in connection with the Business, any person or entity that, during the term of Employee's employment with the Subsidiary, was a vendor, supplier or customer of the Subsidiary with whom Employee had contact during the last twelve (12) months of his employment, or was a prospective vendor, supplier or customer of the Subsidiary with whom Employee had contact during the last twelve (12) months of his employment; and

        (c) Employee agrees that during the term of his employment and for a period of one (1) year thereafter, Employee shall not, directly or indirectly, either individually, in partnership, jointly, or in conjunction with, or on behalf of, any person, firm, partnership, corporation, unincorporated association or other entity of any kind, hire or solicit, or attempt to hire or solicit, for employment any person who was employed by the Subsidiary up to 90 days prior to the date of termination of the Employee's employment or persuade or attempt to persuade any such person to terminate or modify his or her employment relationship, whether or not pursuant to a written agreement, with the Subsidiary.

     Employee acknowledges that the time restrictions and scope included in this
Section 9 are as narrow as possible and cannot be reduced and still adequately protect the Subsidiary's business interests. Employee acknowledges that the scope of this Section 9 is reasonable and necessary to protect the Subsidiary's legitimate business interests.

     10. Remedy for Breach. Employee agrees that the damage to the Subsidiary resulting from any actual or threatened breach by Employee of any of the covenants contained in Sections 7, 8 and 9 of this Agreement would be immediate, irreparable and difficult to measure, and that money damages would not be an adequate remedy. Therefore, Employee agrees that the Subsidiary shall be entitled to specific performance of the covenants in any of such sections or injunctive relief, by temporary or permanent injunction or other appropriate judicial remedy, writ or order, or both, in addition to any damages and legal expenses (including attorneys' fees) which the Subsidiary may be legally entitled to recover.

     11. Survival. The provisions of Sections 7, 8, 9 and 10 shall survive termination of this Agreement.

     12. Change of Control. If a Change of Control occurs while the Employee is employed by the Subsidiary during the term of this Agreement, or during any extension thereof, and:

        (a) the Employee's employment is terminated involuntarily, or voluntarily by the Employee based on (i) material changes in the nature or scope of the Employee's duties or employment, (ii) a reduction in compensation of the Employee made without the Employee's consent, (iii) a relocation of the Subsidiary's executive offices outside the Atlanta, Georgia Metropolitan Area or farther than 35 miles from the present location of the executive offices, or
(iv) a good faith determination made by the Employee, upon consultation with the Board of Directors of the Subsidiary, that it is necessary or appropriate for the Employee to relocate from the Atlanta, Georgia Metropolitan Area to enable Employee to perform his duties hereunder, the Employee may, in his sole discretion, give written notice within thirty (30) days after the date of termination of employment to the Secretary or Assistant Secretary of the Subsidiary that he is exercising his rights hereunder and requests payment of the amounts provided for under this Section 12; or

        (b) the Employee gives written notice of his termination of employment for any reason concurrently with the time a Change of

Control occurs or any time within thirty (30) days after the date the Change of Control becomes effective to the Secretary or Assistant Secretary of the Subsidiary, he may exercise his rights hereunder and request payment of the amounts provided for under this Section 12 (the notice provided pursuant to Subsection 12(a) or Subsection 12(b) is referred to as the "Notice of Exercise").

     If the Employee gives a Notice of Exercise to receive the payments provided for hereunder, the Subsidiary shall pay to or for the benefit of the Employee, immediately upon the Subsidiary's receipt of the Notice of Exercise, a single cash payment for damages suffered by the Employee by reason of the Change in Control (the "Executive Payment") in an amount equal to 2.99 times the aggregated of Employee's annual base salary, bonuses and other benefits owing to Employee, subject to the provisions of Sections 21, 22 and 23.

     The Executive Payment shall be in addition to and shall not be offset or reduced by (i) any other amounts that have been earned or accrued or that have otherwise become payable or will become payable to the Employee or his beneficiaries, but have not been paid by the Subsidiary at the time the Employee gives the Notice of Exercise including, without limitation, salary, bonuses, severance pay, consulting fees, disability benefits, termination benefits, retirement benefits, life and health insurance benefits or any other compensation or benefit payment that is part of any previous, current or future contract, plan or agreement, written or oral, and (ii) any indemnification payments that may have accrued but not paid or that may thereafter become payable to the Employee pursuant to the provisions of the Subsidiary's Articles of Incorporation, Bylaws or similar policies, plans or agreements relating to the indemnification of Employee under certain circumstances. The Executive Payment shall not be reduced by any present value calculations.

     In the event the Employee dies after giving the Notice of Exercise but prior to receipt of the Executive Payment, then the Employee's estate or legal representative shall be entitled to receive the Executive Payment.

     13. Certain Additional Definitions.

         "AFFILIATE" or "AFFILIATED" means any person, firm, corporation, partnership, association or entity, either directly or indirectly, that controls, is controlled by, or is under common control with a specified person, firm, corporation, partnership, association or entity.

         "ASSOCIATE" means (1) any corporation, partnership or other entity of which a specified person is an officer or partner, or is, directly or indirectly, the beneficial owner of ten percent (10%) or more of any class of equity securities thereof, (2) any trust or estate in which the specified person has a substantial beneficial interest or as to which the specified person serves as trustee or in a similar fiduciary capacity, (3) any relative or spouse of such specified person, or any relative of such spouse, who has the same home as such specified person, and (4) any person who is a trustee, officer or partner of such specified person or of any corporation, partnership or other entity that is an Affiliate of such specified person.

         "ATLANTA, GEORGIA METROPOLITAN AREA" means the counties of Clayton, Cobb, DeKalb, Fulton and Gwinnett, Georgia

         "BENEFICIAL OWNER" shall be defined by reference to Rule 13d-3 under the Exchange Act as such Rule may be amended from time to time; provided, however, that any individual, corporation, partnership, Group, association or other person or entity which, directly or indirectly, owns or has the right to acquire any of the Company's or the Subsidiary's outstanding securities entitled to vote generally in the election of directors at any time in the future, whether such right is contingent, absolute, direct or indirect, pursuant to any agreement, arrangement or understanding or upon exercise of conversion rights, warrants or options or otherwise, shall be deemed the Beneficial Owner of such securities.

         "CHANGE OF CONTROL" shall be deemed to have occurred if and when (1) any individual, corporation, partnership, Group, association or other person or entity, together with his, its or their Affiliates or Associates (other than a trustee or other fiduciary holding securities under an employee benefit plan of the Company) hereafter becomes the Beneficial Owner of securities of the Company representing thirty percent (30%) or more of the combined voting power of the Company's then outstanding securities entitled to vote generally in the election of directors; (2) the Continuing Directors of the Company shall at any time fail to constitute a majority of the members of the Board of Directors of the Company; (3) all or substantially all of the assets of the Company are sold, conveyed, transferred or otherwise disposed of, whether through one event or a series of related events, without being Duly Approved by the Continuing Directors of the Company; (4) any individual, corporation, partnership, Group, association or other person or entity, together with his, its or their Affiliates or Associates, other than a trustee or other fiduciary holding securities under an employee benefit plan of the Subsidiary, becomes the Beneficial Owner of securities of the Subsidiary representing thirty percent (30%) or more of the combined voting power of the Subsidiary's then outstanding securities entitled to vote generally in the election of directors; or (5) all or substantially all of the assets of the Subsidiary are sold, conveyed, transferred or otherwise disposed of, whether through one event or a series of related events, without being Duly Approved by the Continuing Directors of the Subsidiary.

         "CONTINUING DIRECTOR" means a director who either was a member of the Board of Directors of either the Company or the Subsidiary, as the case may be, on the date hereof, or who becomes a member of the Board of Directors of either the Company or the Subsidiary, as the case may be, subsequent to such date and whose election or nomination for election by the Board of Directors of that company was Duly Approved by the Continuing Directors of that company at the time of such election or nomination, either by a specific vote or by approval of the proxy statement issued by that company on behalf of the Board of Directors of that company in which such person is named as a nominee for director.

         "DULY APPROVED BY THE CONTINUING DIRECTORS" means an action approved by the vote of at least a majority of the Continuing Directors then on the Board of Directors of either the Company or the Subsidiary, as the case may be; provided, however, if the votes of such Continuing Directors in favor of such action would be insufficient to constitute an act of the entire Board of Directors of that company as if a vote by all of its members had been taken, or if the number of persons constituting the Continuing Directors of that company shall be equal to or less than three, then the term Duly Approved by the Continuing Directors shall mean an action approved by the unanimous vote of the Continuing Directors then on the Board of Directors of that company.

         "EXCHANGE ACT" means the Securities Exchange Act of 1934, as amended.

         "GROUP" means persons who act in concert as described in Section 13(d)
(3) of the Exchange Act as may be amended from time to time.

     14. Invalidity of Any Provision. It is the intent of the parties hereto that the provisions of this Agreement shall be enforced to the fullest extent permissible under the laws and public policies of each state and jurisdiction in which such enforcement is sought, but that the unenforceability (or the modification to conform with such laws or public policies) of any provision hereof shall not render unenforceable or impair the remainder of this Agreement which shall be deemed amended to delete or modify, as necessary, the invalid or unenforceable provisions. The parties further agree to alter the balance of this Agreement in order to render the same valid and enforceable.

     15. Applicable Law. This Agreement is being executed in the State of Georgia and shall be construed and enforced in accordance with the laws of said jurisdiction.

     16. Waiver of Breach. The waiver by the Subsidiary of a breach by Employee of any provision of this Agreement may only be made in writing and shall not operate or be construed as a waiver of any subsequent breach by Employee.

     17. Successors and Assigns. This Agreement shall inure to the benefit of the Subsidiary, its subsidiaries and affiliates, and their respective successors and assigns.

     18. Entire Agreement. This Agreement contains the entire agreement of the parties and supersedes all prior agreements regarding Employee's employment by the Subsidiary, including, but not limited to, oral discussions, letter agreements, or any other document concerning the possibility of employment with the Subsidiary. This Agreement may only be changed by an agreement in writing signed by the party against whom enforcement of any waiver, changes, modification, extension or discharge is sought. It cannot be changed orally.

     19. Headings. The headings of the Sections of this Agreement are included solely for convenience of reference and shall not control the meaning or interpretation of any of the provisions of this Agreement.

     20. Interest on Amounts Payable. If any amounts that are required or determined to be paid or payable or reimbursed or reimbursable to the Employee under this Agreement, under any other plan, agreement, policy or arrangement with the Subsidiary are not paid promptly at the times provided herein or therein, such amounts shall accrue interest at an annual percentage rate of ten percent (10%) from the date such amounts were required or determined to have been paid or payable or reimbursed or reimbursable to the Employee until such amounts and any interest accrued thereon are finally and fully paid; provided, however, that in no event shall the amount of interest contracted for, charged or received hereunder exceed the maximum non-usurious amount of interest allowed by applicable law.

     21. Limitation on Payment. If the benefits provided to Employee under this Agreement or under any other agreement with, or plan of, the Subsidiary (in the aggregate, the "Total Payment") constitute a payment so that an excise tax (the "Excise Tax") is due under Section 280G, Section 4999 or other provision of the Internal Revenue Code of 1986, as amended (the "Code"), then the benefits provided under this Agreement shall be limited to the

Reduced Amount. The "Reduced Amount" shall be the largest amount that could be received by Employee under this Agreement such that no part of the Total Payment provided to Employee shall be subject to the Excise Tax. The Reduced Amount shall be calculated by a nationally recognized benefits consulting firm or accounting firm, and such amount shall be presented to Employee for review and approval. If the amount payable to Employee is limited to the Reduced Amount, Employee shall have the right, in Employee=s sole discretion, to designate the portion of the Total Payment that should be reduced or eliminated so as to avoid having the benefits provided to Employee under this Agreement be subject to the Excise Tax.

     22. Notification. If the Internal Revenue Service claims in writing that any benefit received under this Agreement constitutes an "excess parachute payment" under Section 280G of the Code, Employee shall notify the Subsidiary in writing of such claim within 10 business days of the claim. Employee shall apprise the Subsidiary of the nature of such claim and the date on which such claim is requested to be paid. Employee shall not pay such claim prior to the expiration of the 30-day period following the date on which Employee provides notice of the claim to the Subsidiary (or such shorter period ending on the date that any payment of taxes with respect to the claim is due). If the Subsidiary notifies Employee in writing prior to the expiration of such period that it desires to contest such claim, Employee shall (i) give the Subsidiary any information reasonably requested by the Subsidiary relating to such claim; (ii) take such action in connection with contesting such claim as the Subsidiary shall reasonably request in writing from time to time; (iii) cooperate with the Subsidiary in good faith in order to effectively contest such claim; and (iv) permit the Subsidiary to participate in any proceedings relating to such claim; provided, however, that the Subsidiary shall bear and pay directly all costs and expenses (including, but not limited to, additional interest and penalties and related legal, consulting or similar fees) incurred in connection with such contest and shall indemnify and hold Employee harmless, on an after-tax basis, for any Excise Tax or other tax (including interest and penalties with respect thereto) imposed as a result of such representation and payment of costs and expenses.

     23. Excise Tax Refund. If, after the receipt by Employee of an amount advanced by the Subsidiary in connection with the contest of the Excise Tax claim, Employee becomes entitled to receive any refund with respect to such claim, Employee shall promptly pay to the Subsidiary the amount of such refund (together with any interest paid or credited thereon after taxes applicable thereto); provided, however, that if the amount of that refund exceeds the amount advanced by the Subsidiary or it is otherwise determined for any reason that additional amounts could be paid to Employee without incurring any Excise Tax, any such amount will be promptly paid by the Subsidiary to Employee. If, after the receipt of an amount advanced by the Subsidiary in connection with an Excise Tax claim, a determination is made that Employee shall not be entitled to any refund with respect to such claim and the Subsidiary does not notify Employee in writing of its intent to contest the denial of such refund prior to the expiration of 30 days after such determination, such advance shall be forgiven and shall not be required to be repaid and shall be deemed to be in consideration for services rendered after date of the termination of Employee's employment.

     24. Employee's Expenses. All costs and expenses, including reasonable legal, accounting and other advisory fees, incurred by the Employee to prepare responses to an Internal Revenue Service audit of, and otherwise defend, his personal income tax return for any year that is the subject of any such audit or an adverse determination, administrative proceeding or civil litigation arising therefrom that is occasioned by, or related to, an audit by the Internal Revenue Service of the Subsidiary's consolidated income tax returns are, upon written demand by the Employee explaining the basis for the request for such reimbursement or advancement, to be promptly advanced or reimbursed to the Employee or paid directly, on a current basis, by the Subsidiary or its successors.

     Subject to the first paragraph of this Section 24 and except as otherwise provided in this Agreement, if at any time during the term of this Agreement or afterwards there should arise any litigation, hearing or arbitration as to the interpretation or application of any term or condition of this Agreement, the Subsidiary agrees, upon written demand by the Employee (and the employee shall be entitled upon application to any court of competent jurisdiction, to the entry of a mandatory injunction, without the necessity of posting any bond with respect thereto, compelling the Subsidiary), promptly to provide sums sufficient to pay on a current basis, either directly or by reimbursing the Employee, the Employee's costs and reasonable attorneys' fees, including, without limitation, expenses of investigation and disbursements for the fees and expenses of experts, incurred by the Employee in connection with any such litigation, hearing or arbitration; provided, however, if the Employee is not the prevailing party in such litigation, hearing or arbitration, then Employee shall pay or reimburse the Subsidiary for its costs and reasonable attorneys' fees, including, without limitation, expenses of investigation and disbursements for the fees and expenses of experts (other than Affiliates), incurred by the Subsidiary in connection with any such litigation, hearing or arbitration, together with all such costs and fees previously paid by the Subsidiary to or for the benefit of Employee in connection with such litigation, hearing or arbitration.

     IN WITNESS WHEREOF, the parties hereto have executed this Agreement under seal as of the date first above shown.

                                            Employee:

                                            _____________________________(SEAL)
                                                   LARRY G. AYERS



                                            Subsidiary:

                                            SED INTERNATIONAL, INC.



                                            By: _______________________________
                                            Title:_____________________________

                                                               (CORPORATE SEAL)

                                    EXHIBIT A

                                   COMPETITORS

                                    ASI Corp.

                                Brightpoint, Inc.

                                 Cellstar, Corp.

                              CHS Electronics, Inc.

                               Ingram Micro, Inc.

                                  Merisel, Inc.

                                 Microage, Inc.

                                 Supercom, Inc.

                                 Tech Data Corp.

or any of their respective Affiliates.