Form 10-Q/A
period 1999-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2000-03-08
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1
                           (Amending Part II - Item 6)

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


           GEORGIA                                              22-2715444_____
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


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

                                EXPLANATORY NOTE


The purpose of this Amendment No. 1 to the Form 10-Q/A is solely to file Exhibit
10.4 as set forth in Item 6 of Part II below.

          PART II - OTHER INFORMATION


Item 6 is hereby amended as follows:

Item 6.      Exhibits and Reports on Form 8-K

     a)      Exhibits

             Exhibit
             Number           Description

             10.1 Employment Agreement between Mark Diamond and SED International, Inc. dated November 9, 1999. (1)

             10.2 Employment Agreement between Barry Diamond and SED International, Inc. dated November 11, 1999. (2)

             10.3 Employment Agreement between Larry G. Ayers and SED International, Inc. dated November 28, 1999. (3)

             10.4 SED International do Brasil Ltda. Line of Credit Agreement with Banco Bradesco S.A.

             27.1       Financial Data Schedule. (4)

- - - - - - - - - - -

(1) Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).

(2) Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).

(3) Incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).

(4) Incorporated herein by reference to Exhibit 27.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).


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


                                               SED International Holdings, Inc.
                                               (Registrant)



March 8, 2000                                   /s/Gerald Diamond
                                               Gerald Diamond
                                               Chief Executive Officer and
                                               Chairman of the Board
                                               (Principal Executive Officer)



March 8, 2000                                   /s/Larry G. Ayers
                                               Larry G. Ayers
                                               Vice President-Finance and
                                               Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit
Number             Description

10.1 Employment Agreement between Mark Diamond and SED International, Inc. dated November 9, 1999. (1)

10.2 Employment Agreement between Barry Diamond and SED International, Inc. dated November 11, 1999. (2)

10.3 Employment Agreement between Larry G. Ayers and SED International, Inc. dated November 28, 1999. (3)

10.4 SED International do Brasil Ltda. Line of Credit Agreement with Banco Bradesco S.A.

27.1    Financial Data Schedule. (4)

- - - - - - - - - - -

(1) Incorporated herein by reference to Exhibit 10.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).

(2) Incorporated herein by reference to Exhibit 10.2 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).

(3) Incorporated herein by reference to Exhibit 10.3 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).

(4) Incorporated herein by reference to Exhibit 27.1 to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1999 (SEC File No. 0-16345).

                                                                    Exhibit 10.4

                                    BRADESCO
                            REVOLVING CREDIT CONTRACT
                               BRADESCO EASY DRAFT

        01      [illegible]
        02      TYPE 1
        03      AGENCY CODE 0031 NAME OF AGENCY PCA PANAMERICANA URB SP
        04      GROUP 02      SUBGROUP 27
        05      CONTROL No. 106242
        06      DIG 5
        07      REASON 07-05
        08      CHECKING ACCOUNT 105242
        09      DIG 5
        10      CONTRACT PERIODS BEGINNING SEPT. 24, 1999 ENDING MAR. 22, 2000
        11      AMOUNT OF THE LIMIT 800,000.00
                CHARGES
        12      MONETARY ADJUSTMENT
        13      ANNUAL INTEREST 130%
        14      MODALITY CODE 116
        15      TYPE OF GUARANTEE
        16      TYPE OF CHARGE 109
        17      PERSON 1
        18      CCC 002,023,590 BRANCH 0001 CONTRACT 01
        19      OCCUPATION/ACTIVITY 022
        20      NAME OF THE RECIPIENT
                SED INTERNATIONAL DO BRASIL DISTRIBUIDORA LTDA
                [INTERNATIONAL HEADQUARTERS OF BRAZIL DISTRIBUTORS LTD]
        21      ADDRESS AV TAMBORE, 1180 BARUERI, S.P.
        22      CONTRACT No. 63,557
        23      AMOUNT OF THE PROMISSORY NOTE 1,120,000.00
        24      SUPPLEMENTARY GUARANTEE                           AMOUNT
        25      DEPOSITARY LIEN                     CPT-CCCBRANCH CONTR.
        26      COMPLETE ADDRESS OF THE PLACE WHERE THE PLEDGED MERCHANDISE IS
                TO BE STORED


     By means of the present private instrument, BANCO BRADESCO S.A., with headquarters in the City of [illegible], Municipality of [illegible], State of Sao Paulo, registered in the CGC [General Corporate Registry] of the M.F. [Ministry of Finance] under No. 60,746,948/0001-12, hereinafter referred to simply as BANK, and the CLIENT identified in fields 17 to 21, hereinafter referred to as RECIPIENT, both through their undersigned legal representatives, have agreed to contract the following:

     1) The BANK opens for the RECIPIENT, through its Agency designated by means of the corresponding code in field 03 a revolving line of credit for overdraft withdrawals on a current account that may be utilized repeatedly so long as, in function of the reimbursement that has been made to the Bank, the respective current account presents an available balance in relation to the limit indicated in field 11, which shall always be respected, whether there are one or many utilizations of the limit.

     2) The present contract shall remain in effect for the period of time indicated in field 10. It may, however, be closed at any time by either of the parties by means of a simple written notice 48 (forty-eight) hours in advance. SINGLE PARAGRAPH: The present instrument cancels possible contracts between the parties for the same purpose, with the conditions stipulated herein prevailing, above all in relation to the obligations assumed by the RECIPIENT, its guarantors and co-signers, possibly not yet complied with.

     3) The sums to be utilized by the RECIPIENT may not be in excess of the limit fixed in field 11 and [illegible] apply until the effective reimbursement in favor of the BANK, monetary updating in accordance with the index/title mentioned in field 12, during the period of time, plus the interest at the rate fixed in field 13, calculated with respect to the amounts owed and updated to the last day of each month. Such charges shall have a monthly form of payment. FIRST PARAGRAPH. The BANK may during the effective life of this Contract, alter the rate of interest mentioned in field 13, updating it to current rates in the Financial Market for operations of this type, by means of a simple written notice to the RECIPIENT. It may also change the charges from pre-fixed to [illegible] or from [illegible] to pre-fixed. Should the RECIPIENT not be in agreement with the new rate, he must take advantage of the provisions of Clause 2 (two). SECOND PARAGRAPH. In case of extinction of the index without the naming of its legal successor, its limitation or non-publication, all the [illegible] established for calculation or updating of the debt shall be calculated in accordance with the rate of CDs-PRE with a maturity of 30 (thirty) days, published by ANBID, in effect on the day prior to the event. THIRD PARAGRAPH. The charges provided for in fields 12 and 13 shall be calculated on the last day of each month and shall be updated to the 2nd working day of the month of the period of calculation, the date on which the debit is to be effected the current account of the RECIPIENT

     4) In order to better guarantee the BANK in relation to all the principal and accessory obligations assumed by the RECIPIENT in this contract, the RECIPIENT delivers to the BANK on this date, a promissory note of a value equal to the indication in field 23, issued by the guarantor(s) indicated at the end of the contract, who also sign the present document, declaring themselves in agreement with all its clauses and provisions. SINGLE PARAGRAPH: THE GUARANTOR(S) also appear(s) in this instrument in the condition of solidary debtor(s) expressly adhering to the agreement, making themselves/himself responsible with the RECIPIENT, in an irrevocable manner, for total compliance with all the obligations, pecuniary or not, assumed in this contract.

     5) The other rights and obligations of the signatory parties are found in Clauses 6 to 18 printed on the reverse of this sheet, which are expressly accepted for the purposes and effects of rights.
          NAME SAO                                     PAULO SEPTEMBER 24 1999
          CPP                                               PLACE AND DATE

          NAME                                              [signed]
          CPP                                               RECIPIENT
                                                    SED INTERNATIONAL DO BRASIL
                                                        DISTRIBUIDORA LTDA.

          NAME                                          BONDED DEPOSITORY
          CPP                                                [signed]
                                                            [illegible]

          WITNESSES
          NAME                                          BANCO BRADESCO S.A.


          NAME

                                                               Banco Industrial
               CONTRACT FOR THE OPENING OF CREDIT
1.      Characteristics of the Operation
1.1     Date of the Contract November 29, 1999
1.2     Number of the Contract 09-0297/99
1.3     Due Date January 10, 2000
1.4 Amount of the Limit R$1,500,000.00 (one million five hundred thousand reais)
1.5     .
1.6     Monetary Readjustment Index
1.7     Rate of Interest 2.42% per month
1.8     Readjustment of interest rates
1.9     Date of Payment of Monthly Charges, 1st business day of the month
1.10    Pre-Paid charges
1.11    Readjustment Dates
1.12    Tax on Credit Operations (IOC) in the form of legislation in effect

2.      Bank Identification
Name Industrial Bank of Brazil
CNPJ 31,895,,683/0001-15
Address: Av. Pres. Juscelino Kubitschek 1,703, Itaim Blbi
CEP 04543-000
City: Sao Paulo
Federal Unit: S.P.
Telephone: 30-49-97-00

3.      Identification of the Debtor
               Corporate Name: SED INTERNATIONAL DO BRASIL DISTRIBUIDORA LTDA CNPJ/CPF : 02,023,590/0001-01
               Address: R. Major Paladino, 128 - Galpoes 15 and 16
               CEP: 05307-000
City: Sao Paulo
Federal Unit: S.P.
              Telephone: 3649-0900
              FAX: 3649-0808

4.      Description of the Guarantors Intervening
               Name: Willer Martins Giordano           CPF/CNP:  069,162,778-90
               Name: Marcos Vicente                    CPF/CNP:  172,469,228-30

5.      Promissory Notes Pledged
               Number 01/01
               Amount: R$2,250,000.00
               Maturity: At sight

6.      Type of Guarantee
               Guaranteed Promissory Note.

Pledge doubling the amount equivalent to 120% of the amount owed on the contract in accordance with the Instrument of Constitution of Guarantees.

By means of the present instrument and in the best legal manner, the BANK and the DEBTOR identified and described in the preamble table of this contract, duly represented in this act in accordance with their corporate instruments and/or personally, hold the present Opening of Credit contract, which obliges the parties, their heirs and successors of any sort, to be certain, just and agreed upon, being governed by the clauses and conditions set forth below, which they reciprocally accept, and to which they are obliged:

     1. The BANK in this act opens to the DEBTOR and the latter accepts, revolving credit in the operational form of a loan on account, to the limit declared in the preamble table above.

     2. The credit opened to the DEBTOR shall be released at once or in parcels, equal or not, after the regular constitution of the guarantees to be utilized, through checks, written orders or transfers. The DEBTOR must request the BANK in writing for the amount to be utilized and the form of release, the BANK being now authorized to accede automatically to requests for transfers of sums from this loan account originating with this contract, to the movement account that the DEBTOR has in the BANK.

Single Paragraph: The DEBTOR recognizes that the loan account extracts become an integral part of this contract and considers the amount of the constant, certain and determinative, if checked in accordance with this contract. Should the DEBTOR not agree with the amounts on any extract that fact must be communicated to the BANK.

     3. The DEBTOR with regard to the effective utilization of the credit now being opened to him, as well as all and any funds debited to the loan account, as of the date of the utilization, recognizes that the financial charges are his entire responsibility, in the form and for the periods of time declared in the preamble table,

          First Paragraph: Interest will accrue on the outstanding balance, updated according to the indicators mentioned in the introductory table, and will be calculated pro-rata according to the number of days of the outstanding daily balance, being charged to the loan account arising from this Contract. It must be settled on the date set forth in item 1.9 of the introductory table.

          Second Paragraph: The financial charges set forth in this Contract will be reestablished without addendum to this Contract on the date set forth in item 1.11 of the introductory table, with communication to the DEBTOR through registered letter with return receipt requested and/or extrajudicial notification, but never retroactively, whereby the communication or notification will be deemed valid, perfect and enforceable in the absence of communication to the contrary from the DEBTOR within 24 (twenty-four) hours, from receipt of the aforementioned communication.

          Third Paragraph: It is clarified that the absence of agreement between the parties concerning the new applicable rate will be a condition for cancellation of this Contract, regardless of extrajudicial notification or court petition, whereby the outstanding balance duly increased by charges will become exigible immediately and in full, in the amount valid before the new communication; to collect this amount, the BANK may use its powers, as set forth in this instrument.

          Fourth Paragraph: In addition to the established charges, the DEBTOR will also pay any others directly or indirectly applied to the amounts granted to the DEBTOR, introduced or requested by competent monetary authorities which may affect in any manner the cost originally contracted in this instrument.

     4. The DEBTOR commits and pledges to promptly settle the amount used and the contractual charges, in the form and terms indicated in the introductory table, authorizing the BANK to debit the amount owed hereunder from its checking account, in which it will keep a sufficient balance in the terms set forth in the introductory table.

     5. The Tax on Credit Operations - IOC, as well as any judicial and extrajudicial expenses necessary for the legalization of this instrument, will be borne exclusively by the DEBTOR, whereby such amounts will constitute debits posted to the Loan Account hereunder.

     6. The DEBTOR will recognize as proof of its debt the amounts posted to the Loan Account, arising from receipts, checks, transfer orders, debits arising from financial charges, Tax on Credit Operations, among other debits charged with notification to the DEBTOR.

     7. The available amounts arising from the credit limit will be reestablished whenever the debit balance is covered by the DEBTOR in the Loan Account.

     8. Delay in payment of any amounts owed by the DEBTOR hereunder or on the advance maturity date, will imply the obligation to pay to the BANK during the delay period a late payment commission calculated at the same rate set forth in the original contract, or at the market rate on the day of payment, plus monetary adjustment pursuant to current legislation, plus late interest of 1% (one percent) per month calculated on the readjusted amount of the overdue debt, in addition to a fine of 2% (two percent) calculated on the total amount outstanding and the respective Tax on Credit Operations.

          Sole Paragraph: In the event that the BANK must resort to the services of lawyers, the judicial or extrajudicial, to obtain compliance with any obligation hereunder, the DEBTOR will pay, in addition, lawyers' fees at the base rate of 20% (twenty percent) on the due amount, plus judicial costs and expenses.

     9. As guarantee of punctual performance of its main or accessory contractual obligations, the DEBTOR will deliver as bond to the BANK promissory notes issued by it, as listed in the introductory table, guaranteed by the INTERVENING GUARANTORS named in item 4, who sign this Contract agreeing to its terms and jointly commit themselves for all responsibilities assumed by the DEBTOR, be they main or accessory, with the respective compensatory and late surcharges, expressly waiving the benefits set forth under Civil Code articles 1491, 1500 and 1503, Commercial Code articles 261 and 262 and Code of Civil Procedure article 595.

     10. If, in any of the events set forth in the law, this Contract, its addenda and possible riders, the BANK must execute the guarantees to receive the amounts owed to it, and the proceeds obtained from the execution of said guarantees is not sufficient to cover the entire debt arising from this Contract, the DEBTOR and the INTERVENING GUARANTORS will continue being responsible for the payment of the balance outstanding presented, whereby this responsibility will be prevail even if the BANK resorts to the courts.

     11. Furthermore, to guarantee punctual performance of all its main or accessory obligations, the DEBTOR pledges to constitute in favor of the BANK, by separate documents, which will be an integral part hereof for all legal purposes, the guarantees mentioned in item 6 of the introductory table.

     12. In the event of reduction or depreciation of the guarantee, the BANK may require a reinforcement of the guarantee of this loan, which must be granted by the DEBTOR within 48 (forty-eight) hours under penalty of being found in contractual default. The BANK reserves the right to return the checks issued by the DEBTOR, and to refuse to release any amount arising from the open credit line, by other means used in bank practice, until the guarantees are again considered sufficient by the BANK.

     13. The BANK is authorized to seize any balance existing in favor of the DEBTOR to cover or settle the DEBTOR's debt by transfer of the respective values to the loan account.

     14. Notwithstanding the established contractual term, the BANK may consider this Contract expired regardless of notification or warning or any notice, in the cases set forth in Civil Code articles 762 and 954 and, in particular:

          a) if the DEBTOR and/or any of the guarantors default on any of its obligations hereunder;

          b) if the DEBTOR and/or any of the guarantors are subject to a legitimate protest of title or file for settlement with creditors, bankruptcy or in the event of any other event indicating a change in the economic-financial condition of the DEBTOR or of the company controlled by it or the company which controls it;

          c) in the event of a measure that may affect the guarantees or the credit rights of the BANK;

          d) if, during the term hereof, the DEBTOR and/or its guarantors (if artificial persons) cannot change or modify the current composition of the capital which, in the exclusive judgement of the BANK, affects or damages the punctual performance of this Contract or in the event of any change, transfer or assignment, direct or indirect, of the corporate/stockholding control, or incorporation, merger or spinoff of the DEBTOR and/or guarantors without the prior express consent of the BANK;

          e)   in the other cases set forth in the law.

     15. This Contract will remain in force until the maturity date set forth in subitem 1.3, and may be renewed by rider containing the specific conditions of this Contract which, signed by the parties, will become an integral part hereof and will also be governed by the other clauses set forth herein.

Banco Industrial do Brasil S.A.
Av. Pres. Juscelino Kubitschek, 1.703, Itaim Bibi

CEP 04543-000 Sao Paulo/SP -        Tel.: (011) 3049-9700
                                    Fax: (011) 856-9424


                                                          [address]

Single Paragraph: The contractual addendum mentioned in the heading shall have to show the date of maturity and the other conditions to be added, all the conditions not expressly altered in the act of renovation remaining in effect.

     16. By means of the processing of this operation and of the credit renovations, the DEBTOR authorizes the BANK to debit the fee shown in the Fee Schedule of the BANK on this date and on the dates of renovation of credit.

     17. The parties recognize for all the purposes and effects of law that this contract is an extrajudicial title in consonance with Article 585, paragraph II, of the Code of Civil Procedures.

     18. Non-exercise by the BANK of the rights assigned to it by the present Contract shall not constitute cause for the alteration or novation of its clauses; it shall not prejudice the exercise of the same rights at later times or create rights for the DEBTOR.

     19. The DEBTOR may not cede or transfer in any manner, either in whole or in part, the rights and obligations arising from this contract without the prior consent in writing of the BANK.

     20. By means of the present instrument, the DEBTOR and the INTERVENING GUARANTORS authorize, in the terms of Resolution 1,390, the BANK to make as many inquiries as accessory to the Central Risk System of the Central Bank of Brazil to accompany the economic/financial situation of those being contracted now [illegible] in a possible rescission of the present instrument along the liens of safeguarding rights of credit possible not complied with.

     21. The parties elect the Courts of the District of the Capital of the State of Sao Paulo to clarify any doubts or controversies arising from this contract, the BANK being empowered, however, to opt for the court of the domicile of the DEBTOR or those of the INTERVENING GUARANTORS.

     22. The DEBTOR declares for all the purposes and effects of law, that he not only has read, but understands and has discussed with the BANK the conditions and clauses of this instrument, accepting them, as he has also submitted them to the screening of his legal counsel. Having agreed, the contracting parties sign the present instrument in 02
          (two) copies of equal text and one single effect, before 2 (two) witnesses who also sign.
                                                Sao Paulo, November 29, 1999
                              [SIGNATURES CHECKED]
[signed]
BANCO INDUSTRIAL DO BRASIL S/A                  DEBTOR
                                            SED INTERNATIONAL DO BRASIL DISTRIB
          WITNESSES                             INTERVENING GUARANTOR
                                                INTERVENING GUARANTOR
                                                INTERVENING GUARANTOR

                                                          [address]

                                                                Banco Industrial
                  INSTRUMENT FOR THE CONSTITUTION OF GUARANTEES
                                (Lien on Titles)

1.      Identification of the Bank
Name: BANCO INDUSTRIAL DO BRASIL S.A.
C.N.P.J.: 31,895,,683/0001-15
Address: Av. Pres. Juscelino Kubitschek 1,703, Itaim Blbi
CEP 04543-000
City: Sao Paulo
Federal Unit: S.P.
Telephone: 30-49-97-00

2.      Identification of the Lien Giver
Name/Corporate Name

SED INTERNATIONAL DO BRASIL DISTRIBUIDORA LTDA
C.N.P.J./C.P.F. : 02,023,590/0001-01
Address: R. Major Paladino, 128 - Galpoes 15 and 16
CEP: 05307-000
City: Sao Paulo
Federal Unit: S.P.
               Telephone: 3649-0900

3.      Identification of the Intervening Guarantors

Name/Corporate Name
               Willer Martins Giordano             CPF/CNP:  069,162,778-90
               Marcos Vicente                      CPF/CNP:  172,469,228-30

4. Referring this instrument to the following contract (TYPE, NUMBER AND DATE) Contract for the Opening of Credit No. 09-0297/99 of Nov. 29, 1999

5. Type and amount of the guarantee Lien doubling the amount equivalent to 120% of the amount owed on the contract.

6. Data for electronic submission of titles Client Code - No. of Operation - Product of the Charge: Code 70, Guaranteed Charge

7.   Instructions for the protest of Titles with Liens Send automatically 5
     (five) days after the due date to protest titles not paid by the respective withdrawers.

8.   Depositories of the documents that support the issuance of titles with liens
     Name:                        CPF/CNP:
        Willer Martins Giordano                             069,162,778-90
        Marcos Vicente                                      172,469,228-30

The parties named and qualified above, duly represented by the undersigned legal representatives hold the following and just and agreed upon:

     1. In guarantee of faithful and complete compliance with all the principal and accessory obligations assumed in the contract above mentioned in table 4, the GUARANTOR gives in guarantee titles representing legitimate commercial transactions in the amount in the preamble above, all subject to prior approval by the BANCO and with due dates within the period of the Contract in reference, listed in a separate document, which forms an integral part of the present instrument for the purposes of law.

     FIRST PARAGRAPH. The titles referred to in the heading of this clause, whether registered or not, are delivered herewith or submitted by electronic means, via Electronic Data Interchange (EDI) to the BANK.

     SECOND PARAGRAPH. When physical titles are submitted, they are to be endorsed to the favor of the BANK. However, the GUARANTOR declares, if sent electronically, that he now endorses them to the BANK if effected by the simple sending of title via Electronic Data Interchange (EDI).

     THIRD PARAGRAPH. THE GUARANTOR declares, for all the purposes and effects of law that he posses, in his power, the documents representing the business transactions that support the issuance of the duplicates are or will be subject to lien in the manner described in the present instrument, since, as of now, they are sent to the depositaries who sign at the foot of this instrument, which pledge to deliver them within the maximum term of 48 (forty-eight) hours, from receipt of communication, notification or warning in this sense, under penalty of law.

     PARAGRAPH FOUR: If the securities are sent via EDI, through the code described in table 6 of the preamble, they will be automatically considered linked to the declaration found in paragraph three of this clause.

     2. If the GUARANTOR, by his free and spontaneous will, remits the securities by electronic means, they will be received and recorded in accordance with the register file supplied previously by the BANK, pursuant to the code specified in item 6 of the introductory table.

          PARAGRAPH ONE: After processing by the BANK, the GUARANTOR will receive by electronic means the receipt file of the securities on the business day immediately following the remittance day.

          PARAGRAPH TWO: In the event of electronic remittance, the itemization of the guaranteed securities will be proven by the issuance of the security entry report.

          PARAGRAPH THREE: The GUARANTOR agrees that all securities recorded under the codes established in item 6 of the introductory table will be remitted for constitution and/or replenishment of the guarantee set forth herein.

     3. The GUARANTOR declares that the debtors of the guaranteed securities are not under preventive settlement with creditors, bankruptcy or insolvency.

     4. As a consequence hereof, the GUARANTOR gives the BANK irrevocable and definitive powers, as secured credit and mandatary, to enter into agreements and settlements, to protest them and file for judicial collection, requiring bankruptcy if applicable, all in order to enforce its rights. The BANK may also transfer for sale, assignment or endorsement or any other means, all or any of the guaranteed securities, stipulating and accepting price, clauses and conditions, whereby all expenses incurred by the BANK to enforce these rights will be for the expense of the GUARANTOR.

          SOLE PARAGRAPH: The BANK pledges to respect the instruction appearing in introductory table 7 concerning the protest of the guaranteed securities matured and unpaid by the respective drawee, whereby the GUARANTOR is the only and exclusive party responsible as to the instruction in question, accepting as of now the remedy of impleader in any possible judicial measures taken at the initiative of the respective drawees of the securities now guaranteed.

     5. The BANK may put up for collection the securities now guaranteed in its favor, crediting the net proceeds received by it to the escrow account for the settlement of the contract referred to herein, without interest, monetary correction or any other yield of any type; on maturity all charges of the GUARANTOR arising from said Contract will be debited from said account.

     6. The GUARANTOR agrees that all expenses arising from putting the securities up for collection are its exclusive responsibility, authorizing the BANK as of now to debit them from the escrow account referred to in clause 5 hereof.

     7. The GUARANTOR assumes all responsibility to maintain the rights referring to the guaranteed securities, interrupting the prescription or substituting them, if necessary, in order to always maintain valid the guarantee represented by them, in order to assure that the BANK will receive its credit.

     8. The GUARANTOR pledges to substitute or replenish the amount of the guarantees, always maintaining the full percentage required, established in the introductory table hereof. The securities will be delivered within 48 (forty-eight) hours from the request sent by the BANK to the GUARANTOR, under penalty of being found in contractual default.

               SOLE PARAGRAPH: As the securities mature, if they are not paid by the debtors, the GUARANTOR pledges, if the BANK so prefers, to substitute them by others with equivalent features and values, for which purpose the GUARANTOR will have a term of 10 (ten) days from receipt of the BANK's written communication.

     9. The balance of the escrow account referred to in clause 5 may be released by the BANK at its judgement and if there is sufficient time for the collection of new securities, against presentation by the GUARANTOR of other securities previously approved by the BANK and endorsed in its favor, which will be incorporated into the guarantee referred to herein and subject to all contractual clauses and conditions.

     10. On the maturity of the obligations, or in the event of advance cancellation, the BANK will apply the proceeds of the collection of the securities, first for the amortization of incidentals and then for the amortization of the outstanding principal, represented or not by promissory notes.

[Signatures]

Banco Industrial do Brasil S.A.
Av. Pres. Juscelino Kubitschek, 1.703
CEP 04543-000 Sao Paulo/SP -        Tel.: (011) 3049-9700
                                    Fax: (011) 856-9424


                                                     [address]

                                                                Banco Industrial

          SINGLE PARAGRAPH: The GUARANTOR and the INTERVENING GUARANTORS, recognize with proof, as of now, the certainty of their debt, all the procedures that the BANK does in accordance with the provisions of this instrument, being fully assured in this mode of the certainty and determination of the liquidity of the debt.

     11. The constitution of the guarantees provided for in this instrument do not presume the novation of the principal contract, the GUARANTOR AND THE INTERVENING GUARANTORS remaining responsible for the debt until its total liquidation.

     12. The parties elect the Courts of the District of Sao Paulo to decide any pendent points arising from this instrument, the BANK, at its discretion, being empowered to opt for the Court of the headquarters of the GUARANTOR.

Having agreed, the contracting parties sign the present instrument in 02 (two) copies of equal text and one single effect, all in the presence of the 2 (two) undersigned witnesses.
                                                 Sao Paulo, November 29, 1999
                              [SIGNATURES CHECKED]
[signed]
BANCO INDUSTRIAL DO BRASIL S/A                   DEBTOR
                                          SED INTERNATIONAL DO BRASIL DISTRIB L
          WITNESSES                               INTERVENING GUARANTOR
                                                  INTERVENING GUARANTOR
                                          DEPOSITARY

                                          DEPOSITARY


                                                    [address]

1.      Code 0031 Dig. 0     Agency: Praca Panamericana Urb. City/State:
        Sao Paulo
2. Name of the Party Financed SED INTERNATIONAL DO BRASIL DISTRIBUIDORA LTDA plan: 040 Period: 30 days
3.      Address: Rua Major Paladino No. 128
4.      apt/room/floor
5.      Neighborhood: Vila Leopoldina
6.      City/State: Sao Paulo
7.      zip 05307-000
8.      Portfolio: 349
9.      Contract 387561 [illegible]
10.     Code/Agreement
11.     Agency Code   Dig. 0
12.     Checking Account 106,242 [illegible] 5
13.     CNP     002,023,590 branch 0001 [illegible] 01
14.     Code
15.     [illegible]
16.     Amount of the Guarantee 1,742,501.21
17.     Code and denomination of the Guarantee: 022 NP
18.     Amount of the [illegible] 1,742,501.21
19.     Liquid Amount Financed: 1,700.000.00
20.     Effective Monthly Rate 2.50
21.     Date of Contract Dec. 27, 1999
22.     Rate
23.     IOF value 2,092.00
24.     Amount of Charges: 42,501.21
25.     Amount Deducted Beforehand
26.     Effective Annual Rate 34.49
               Payment Conditions
27.     Form of Payment: One payment
28.     Number of Payments:  001
29.     Amount of Each Payment: 1,742,501.21
30.     Due Date of First Payment: Jan. 26, 2000
31.      Due Date of Last Payment
32.     Amount of Last Payment
33.     Alternate Payment Scheme
No.
Amount
Due Date
No.
Amount
Due Date
No.
Amount
Due Date
34.     CND No. INSS
        Date CND
35.     Guarantee Received
36.     Total of the Simple Collection Dossier this Date
        Notes;

     Parties to this instrument, as Financer, and so hereinafter denominated, the Banco Bradesco S.A., registered in the CNPJ under No. 60,746,948/0001-12, with headquarters in the City of Deus, Municipality and District of Osasco, State of Sao Paulo; as the Financed Party: the company described in fields 2 to 7 and 13 above, hereinafter referred to simply as Financed; as intervening guarantor(s), so called hereinafter in this instrument, the person(s) who sign(s) below under that expression. These parties have agreed with each other that the following is just and contracted:

     1. The Financer opens to the Financed a fixed credit in the liquid value mentioned in field 19 above, delivering the financial resources to them that arise from this opening by means of a credit in their current account referred to in field 12, which the Financed maintains with the Agency of Banco Bradesco S.A. indicated in field 7 above.

     2. By virtue of the present operation the Financed owes the Financer the following sums:

          a)   The principal mentioned in field 9 above

          b) The charges in the amount cited in field 24 corresponding to the effective annual rate shown in field 26, calculated on the principal amount;

          c)   The tax on Financial Operations (IOF) shown in field 23;

          d) The cost related to the fee for the opening of credit indicated in field 15, in accordance with the maximum amount permitted by current legislation.

          3. The Financed will pay to the Financier the amounts limited in the above clauses during the periods and under the conditions set forth below:

               a) The amount shown in field 25 that refers to the parcel of charges, in this act by means of deduction from the amount that the Financer notes to the credit of the Financed as provided for in Clause 1 above

               b) The amount shown in field 18, through installment payments indicated in fields 2 to 32 above or in the manners established in paragraph 2 of Clause 6 and paragraph 2 of Clause 7.

          4. The other rights of the signatory parties are found in Clauses 5 to 11 on the reverse of this page. They are expressly accepted for all the effects of law.

          And being in full agreement with the contract, they sign the present instrument only on the front side in 3 (three) copies of equal text in the presence of the witnesses below.

                                                    Sao Paulo, December 27, 1999
                                                                  Place and Date

1.      Code 0031 Dig. 0 Agency: Praca Panamericana Urb. City/State: Sao Paulo
2. Name of the Party Financed SED INTERNATIONAL DO BRASIL DISTRIBUIDORA LTDA plan: 040 Period: 30 days
3.      Address: Rua Major Paladino No. 128
4.      Apt/Room/Floor
5.      Neighborhood: Vila Leopoldina
6.      City/State: Sao Paulo
7.      zip 05307-000
8.      Portfolio: 349
9.      Contract 386070 [illegible]
10.     Code/Agreement
11.     Agency Code   Dig. 0
12.     Checking Account 106,242 [illegible] 5
13.     CNP     002,023,590 branch 0001 [illegible] 01
14.     Activity Code
15.     [illegible]
16.     Amount of the Guarantee 522,750.36
17.     Code and denomination of the Guarantee: 022 NP
18.     Amount of the Payoff 522,750.36
19.     Liquid Amount Financed: 510.000.00
20.     Effective Monthly Rate 2.50
21.     Date of Contract Dec. 23, 1999
22.     Rate
23.     IOF value 627.30
24.     Amount of Charges: 12,750.36
25.     Amount Deducted Beforehand
26.     Effective Annual Rate 34.49
27.     Form of Payment: One payment
28.     Number of Payments:  001
29.     Amount of Each Payment: 522,750.36
30.     Due Date of First Payment: Jan. 22, 2000
31.     Due Date of Last Payment Jan. 22, 2000
32.     Amount of Last Payment 522,750.36




                                                    Sao Paulo, December 23, 1999
1.      Code 0031 Dig. 0 Agency: Praca Panamericana Urb. City/State: Sao Paulo
2. Name of the Party Financed SED INTERNATIONAL DO BRASIL DISTRIBUIDORA LTDA plan: 040 Period:
3.      Address: Rua Major Paladino No. 128
4.      Apt/Room/Floor
5.      Neighborhood: Vila Leopoldina
6.      City/State: Sao Paulo
7.      zip 05307-000
8.      Portfolio: 349
9.      Contract 388577 [illegible]
10.     Code/Agreement
11.     Agency Code   Dig. 0
12.     Checking Account 106,242 [illegible] 5
13.     CNP     002,023,590 branch 0001 [illegible] 01
14.     Activity Code
15.     [illegible]
16.     Amount of the Guarantee 1,230,000.85
17.     Code and denomination of the Guarantee: 022
18.     Amount of the Payoff
19.     Liquid Amount Financed: 1,200,000.00
20.     Effective Monthly Rate 2.50
21.     Date of Contract Dec. 28, 1999
22.     Rate
23.     IOF value 1,476.00
24.     Amount of Charges: 30,000.85
25.     Amount Deducted Beforehand
26.     Effective Annual Rate 34.49
27.     Form of Payment: One payment
28.     Number of Payments:  001
29.     Amount of Each Payment: 1,230,000.85
30.     Due Date of First Payment: Jan. 27, 2000





                                                    Sao Paulo, December 28, 1999

1.      Code 0031 Dig. 0 Agency: PRACA PANAMERICANA URB. City/State: Sao Paulo
2. Name of the Party Financed SED INTERNATIONAL DO BRASIL DISTRIBUIDORA LTDA plan: 040 Period: 30 days
3.      Address: Rua Major Paladino No. 128
4.      Apt/Room/Floor
5.      Neighborhood: Vila Leopoldina
6.      City/State: Sao Paulo
7.      zip 05307-000
8.      Portfolio: 349
9.      Contract 386070 [illegible]
10.     Code/Agreement
11.     Agency Code   Dig. 0
12.     Checking Account 106,242 [illegible] 5
13.     CNP     002,023,590 branch 0001 control: 01
14.     Activity Code
15.     [illegible]
16.     Amount of the Guarantee 451,000.31
17.     Code and denomination of the Guarantee: 022 NP
18.     Amount of the Payoff
19.     Liquid Amount Financed: 440.000.00
20.     Effective Monthly Rate 2.50
21.     Date of Contract Dec. 29 1999
22.     Rate
23.     IOF value 541.20
24.     Amount of Charges: 11,000.31
25.     Amount Deducted Beforehand
26.     Effective Annual Rate 34.49
27.     Form of Payment: One payment
28.     Number of Payments:  001
29.     Amount of Each Payment: 440,000.00
30.     Due Date of First Payment: Jan. 28 2000
                                                     Sao Paulo, December 29 1999