Form 10-Q
period 2000-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2000-05-12
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2000

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

      For  the transition period from _________ to _________

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     At April 30, 2000, there were 7,378,463 shares of Common Stock, $.01 par value, outstanding.

                        SED International Holdings, Inc.
                                And Subsidiaries

                                      INDEX

                                                                         Page

PART I.        FINANCIAL INFORMATION

               Item 1 - Financial Statements:

                        Condensed Consolidated Balance Sheets                  2
                        Condensed Consolidated Statements of Operations        3
                        Condensed Consolidated Statements of Shareholders'
                          Equity                                               4
                        Condensed Consolidated Statements of Cash Flows        5
                        Notes to Condensed Consolidated Financial
                          Statements                                         6-9

               Item 2 - Management's Discussion and Analysis of
                         Financial Condition and Results of Operations     10-15

PART II.       OTHER INFORMATION

               Item 1 - Legal Proceedings                                     16

               Item 2 - Changes in Securities and Use of Proceeds             16

               Item 3 - Default Upon Senior Securities                        16

               Item 4 - Submission of Matters to a Vote of Security
                          Holders                                             16

               Item 5 - Other Information                                     16

               Item 6 - Exhibits and Reports on Form 8-K                      16

PART I - FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS


                        SED International Holdings, Inc.
                                And Subsidiaries

                      CONDENSED CONSOLIDATED BALANCE SHEETS




                                                        March 31,         June 30,
                      ASSETS                              2000              1999
                      ------                          -------------    -------------
                                                       (Unaudited)

CURRENT ASSETS:
   Cash and cash equivalents                          $   5,086,000    $   3,266,000
   Trade accounts receivable, net                        50,725,000       58,085,000
   Inventories                                           46,004,000       57,092,000
   Refundable income taxes                                2,929,000        3,801,000
   Other current assets                                   2,876,000        2,729,000
                                                      -------------    -------------
           TOTAL CURRENT ASSETS                         107,620,000      124,973,000

PROPERTY AND EQUIPMENT, net                               7,821,000        6,994,000

INTANGIBLES, net                                         10,889,000        9,123,000
                                                      -------------    -------------
                                                      $ 126,330,000    $ 141,090,000


LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Trade accounts payable                             $  65,245,000    $  72,375,000
   Accrued liabilities                                    5,761,000        7,405,000
                                                      -------------    -------------
           TOTAL CURRENT LIABILITIES                     71,006,000       79,780,000

REVOLVING BANK DEBT                                                        8,500,000

SHAREHOLDERS' EQUITY:
   Preferred Stock

     129,500 shares authorized, none issued
   Common stock, $.01 par value; 100,000,000 shares
     authorized; 11,127,411 shares (March 31, 2000)
     and 11,158,311 shares (June 30, 1999) issued           112,000          112,000
   Additional paid-in capital                            71,582,000       71,712,000
   Retained earnings                                      2,545,000          932,000
   Accumulated other comprehensive loss                  (1,397,000)        (984,000)
   Treasury stock, at cost, 3,748,948 shares
     (March 31, 2000) and 4,291,858 shares

     (June 30, 1999)                                    (16,541,000)     (17,764,000)
   Prepaid compensation - stock awards                     (977,000)      (1,198,000)
                                                      -------------    -------------
                                                         55,324,000       52,810,000

                                                      $ 126,330,000    $ 141,090,000

See notes to condensed consolidated financial statements.



                        SED International Holdings, Inc.
                                And Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                Nine Months Ended
                                                   March 31,                         March 31,
                                        ------------------------------    ------------------------------
                                             2000               1999           2000             1999
                                        -------------    -------------    -------------    -------------

NET SALES                                $140,984,000    $ 157,674,000    $ 477,080,000    $ 545,922,000
                                        -------------    -------------    -------------    -------------

COST AND EXPENSES
 Cost of sales including buying
    and occupancy expenses                131,671,000      159,258,000      446,425,000      525,061,000
 Selling, general, and administrative       8,343,000       24,792,000       28,063,000       46,697,000
 Impairment charges                              --         13,573,000             --         13,573,000
                                        -------------    -------------    -------------    -------------
                                          140,014,000      197,623,000      474,488,000      585,331,000
                                        -------------    -------------    -------------    -------------

OPERATING INCOME (LOSS)                       970,000      (39,949,000)       2,592,000      (39,409,000)

INTEREST EXPENSE, net                          34,000          154,000          413,000          366,000
                                        -------------    -------------    -------------    -------------

EARNINGS (LOSS) BEFORE INCOME TAXES           936,000      (40,103,000)       2,179,000      (39,775,000)
INCOME TAXES (BENEIFT)                        198,000       (1,244,000)         566,000         (985,000)
                                        -------------    -------------    -------------    -------------
NET EARNINGS (LOSS)                     $     738,000    $ (38,859,000)   $   1,613,000    $ (38,790,000)
                                        =============    =============    =============    =============

NET EARNINGS (LOSS) PER COMMON SHARE:
   Basic                                $         .11    $       (4.51)   $         .24    $       (4.10)
   Diluted                                        .11            (4.51)             .24            (4.10)

WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic                                    6,880,000        8,615,000        6,650,000        9,464,000
   Diluted                                  6,900,000        8,615,000        6,657,000        9,464,000



See notes to condensed consolidated financial statements.





                        SED International Holdings, Inc.
                                And Subsidiaries

                        CONDENSED CONSOLIDATED STATEMENTS
                             OF SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                                                  Accumulated
                                             Common Stock            Additional                      Other
                                                          Par          Paid-In       Retained    Comprehensive
                                         Shares          Value         Capital       Earnings         Loss
                                       ----------    -----------    ------------    ----------   -----------
BALANCE, June 30, 1999                 11,158,311    $   112,000    $ 71,712,000    $  932,000   $  (984,000)
  Stock awards issued to
   employees

  Amortization of stock awards

  Stock awards cancelled                  (30,900)                      (130,000)

  Treasury shares purchased

  Issuance of common stock
     for business acquisition

  Comprehensive earnings:

    Net earnings                                                                     1,613,000

    Translation adjustments                                                                         (413,000)

    Comprehensive earnings
                                       ----------    -----------    ------------    ----------   -----------
BALANCE, March 31, 2000                11,127,411    $   112,000    $ 71,582,000    $2,545,000   $(1,397,000)
                                       ==========    ===========    ============    ==========   ===========


                                                               Prepaid          Total
                                       Treasury Stock        Compensation   Shareholders'
                                   Shares        Cost        Stock Awards      Equity
                                 ---------   ------------    ------------   ------------
BALANCE, June 30, 1999           4,291,858   $(17,764,000)   $(1,198,000)   $52,810,000
  Stock awards issued to
   employees                      (150,000)       441,000       (441,000)

  Amortization of stock awards                                   532,000        532,000

  Stock awards cancelled                                         130,000

  Treasury shares purchased          7,090        (18,000)                      (18,000)

  Issuance of common stock
     for business acquisition     (400,000)       800,000                       800,000

  Comprehensive earnings:

    Net earnings                                                              1,613,000

    Translation adjustments                                                    (413,000)

    Comprehensive earnings                                                    1,200,000
                                 ---------   ------------    ------------   ------------
BALANCE, March 31, 2000          3,748,948   $(16,541,000)   $  (977,000)   $55,324,000
                                 =========   ============    ============   ============


See notes to condensed consolidated financial statements.



                        SED International Holdings, Inc.
                                And Subsidiaries

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (Unaudited)


                                                                       Nine Months Ended
                                                                            March 31,
                                                                  --------------------------
                                                                      2000          1999
                                                                  -----------   ------------

OPERATING ACTIVITIES:
   Net earnings (loss)                                             $1,613,000   $(38,790,000)
   Adjustments to reconcile net earnings (loss)
     to net cash provided by
     operating activities:
     Impairment charges for long-lived assets                                     13,573,000
     Depreciation and amortization                                  1,831,000      2,515,000
     Compensation - stock awards                                      532,000        107,000
     Changes in assets and liabilities                              9,175,000     65,705,000
                                                                   ----------    -----------
          Net cash provided by
          operating activities                                     13,151,000     43,110,000
                                                                   ----------    -----------

INVESTING ACTIVITIES:
   Purchase of business, net of cash acquired                                     (4,460,000)
   Purchases of equipment                                          (2,400,000)    (1,479,000)
                                                                  -----------    -----------
        Net cash used in investing activities                      (2,400,000)    (5,939,000)
                                                                  -----------    -----------

FINANCING ACTIVITIES:
   Payments under line of credit, net                              (8,500,000)   (21,000,000)
   Proceeds from issuance of common stock, net                                        75,000
   Purchase of treasury stock                                         (18,000)   (13,364,000)
                                                                  -----------    -----------
        Net cash used in
          financing activities                                     (8,518,000)   (34,289,000)
                                                                  -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                              (413,000)      (580,000)
                                                                  -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                           1,820,000      2,302,000

CASH AND CASH EQUIVALENTS, beginning of period                      3,266,000      2,693,000
                                                                  -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                          $ 5,086,000    $ 4,995,000
                                                                  ===========    ===========



See notes to condensed consolidated financial statements.

                        SED International Holdings, Inc.
                                And Subsidiaries

         NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                    Nine Months Ended March 31, 2000 and 1999

A.   Interim Financial Statements

     The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda. and Intermaco S.R.L. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the nine months ended March 31, 2000 are not necessarily indicative of the operating results for the full year.

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

B.   Acquisition

     Effective November 1, 1998, the Company acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires, Argentina based distributor of Hewlett-Packard products and other computer peripherals through Argentina, for approximately $4,417,000 in cash. This acquisition has been accounted for using the purchase method of accounting. The Company is required to pay additional amounts to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined in the Quotas' Purchase Agreement, for the two succeeding twelve-month periods commencing November 1, 1998; additional amounts paid are recorded as additional goodwill. During the three months ended December 31, 1999 the Company accrued $2,030,000 due to the sellers of Intermaco based on Intermaco's results for the twelve-month period ended October 31, 1999. Payment of this liability was made in February 2000, consisting of 400,000 shares of the Company's common stock valued at $800,000 and $1,230,000 in cash.

C.   Borrowings

     The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provides for a line of credit of up to $50.0 million. At March 31, 2000, the Company had no borrowings under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $17.0 million reserve. The reserve was increased from $15.0 million to $17.0 million through a letter agreement, which was effective on March 20, 2000. The $17.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. The Finova reserve was increased to $20.0 million for the period of March 30, 2000 through April 14, 2000. After April 14, 2000 the Finova reserve was changed to $17.0 million. Available additional borrowing capacity under this agreement, based on collateral limitations, at March 31, 2000 was $25.5 million ($20.0 million of which is only available to finance obligations due to Finova, if necessary).

     Under the agreement the Company may borrow at the prime rate offered by Wachovia (9.0% at March 31, 2000) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend and other restrictions. At March 31, 2000 the Company was in compliance with the agreement covenants.

     In November 1999 the Company's Brazilian subsidiary entered into a $4.8 million line of credit agreement with a Brazilian bank. Borrowings under this line of credit bear interest at 2.5% monthly. The credit agreement is secured by the subsidiary's accounts receivable and requires the maintenance of certain financial ratios. At March 31, 2000, there were no outstanding borrowings under this line of credit. This line of credit agreement remains effective until terminated by either party.

D.   Segment Information

     The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America. Financial information by geographic region is as follows:


                                     United States    Latin America   Eliminations   Consolidated
     ---------------------------------------------------------------------------------------------
     For the three months ended
     March 31, 2000

     Net sales:

       Unaffiliated customers        $110,246,000     $30,738,000                     $140,984,000
       Foreign subsidiaries               622,000                     $   (622,000)
     ---------------------------------------------------------------------------------------------
          Total                      $110,868,000     $30,738,000     $   (622,000)   $140,984,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $  6,170,000     $ 3,433,000     $   (290,000)   $  9,313,000
     Income from operations               560,000         543,000         (365,000)        738,000
     Total assets                    $106,795,000     $34,544,000     $(15,009,000)   $126,330,000


     For the three months ended
     March 31, 1999

     Net sales:

       Unaffiliated customers        $140,801,000     $16,873,000                     $157,674,000
       Foreign subsidiaries             1,311,000                     $ (1,311,000)
     ---------------------------------------------------------------------------------------------
          Total                      $142,112,000     $16,873,000     $ (1,311,000)   $157,674,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $ (1,856,000)    $   211,000     $     60,000    $ (1,585,000)
     Income from operations           (33,438,000)     (4,482,000)        (939,000)    (38,859,000)
     Total assets                    $124,467,000     $23,668,000     $ (2,705,000)   $145,430,000

     Sales of products between the Company's geographic regions are made at market prices. All corporate overhead is included in the results of U.S. operations.

     Net sales by product category is as follows:


     For the three months                Microcomputer       Wireless Telephone
     ended March 31,                      Products            Products                 Total
     -----------------------------------------------------------------------------------------
     2000                                $125,418,000        $15,566,000          $140,984,000
     1999                                 134,776,000         22,898,000           157,674,000

     Approximately 34.3% and 27.0% of the Company's net sales in the United States for the three months ended March 31, 2000 and 1999, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.


                                      United States    Latin America   Eliminations   Consolidated
     ---------------------------------------------------------------------------------------------
     For the nine months ended
     March 31, 2000

     Net sales:

       Unaffiliated customers        $386,094,000     $90,986,000                     $477,080,000
       Foreign subsidiaries             3,345,000                     $ (3,345,000)
     ---------------------------------------------------------------------------------------------
          Total                      $389,439,000     $90,986,000     $ (3,345,000)   $477,080,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $ 20,432,000     $10,534,000     $   (311,000)   $ 30,655,000
     Income from operations               618,000       1,456,000         (461,000)      1,613,000
     Total assets                    $106,795,000     $34,544,000     $(15,009,000)   $126,330,000


     For the nine months ended
     March 31, 1999

     Net sales:

       Unaffiliated customers        $485,792,000     $60,130,000                     $545,922,000
       Foreign subsidiaries             3,678,000                     $ (3,678,000)
     ---------------------------------------------------------------------------------------------
          Total                      $489,470,000     $60,130,000     $ (3,678,000)   $545,922,000
     ---------------------------------------------------------------------------------------------

     Gross profit                    $ 15,836,000     $ 5,070,000     $    (45,000)   $ 20,861,000
     Income from operations           (33,309,000)     (4,437,000)      (1,044,000)    (38,790,000)
     Total assets                    $124,467,000     $23,668,000     $ (2,705,000)   $145,430,000

     Sales of products between the Company's geographic regions are made at market prices. All corporate overhead is included in the results of U.S. operations.

     Net sales by product category is as follows:


     For the nine months                  Microcomputer       Wireless Telephone
     ended March 31,                       Products            Products               Total
     --------------------------------------------------------------------------------------
     2000                                $402,968,000        $74,112,000          $477,080,000
     1999                                 475,586,000         70,336,000           545,922,000


     Approximately 29.7% and 29.4% of the Company's net sales in the United States for the nine months ended March 31, 2000 and 1999, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina.

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

F.   Financial Instrument

     In July 1999, the Company entered into a 180-day non-deliverable forward contract covering Brazilian R$3,992,000. This contract was accounted for as a speculative forward contract. Gains and losses were computed by multiplying the foreign currency amount of the forward contract by the difference between the forward rate available for the remaining maturity of the contract and the contracted forward rate (R$1.996 to US $1). The settlement loss in January 2000 was $194,000. The Company has not entered into any other forward contracts or other financial instruments as of March 31, 2000.

G.   Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. ("SFAS") 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). This statement requires that all derivative instruments be recorded on the balance sheet at fair value.

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended
March 31, 1999

Net sales decreased 10.6% or $16.7 million, to $141.0 million in the third quarter ended March 31, 2000 compared to $157.7 million in the third quarter ended March 31, 1999. Information concerning the Company's domestic and foreign sales is summarized below:

                            Three Months Ended
                                 March 31,              Change
                            ------------------      ----------------
                             2000        1999       Amount   Percent
                            ------      ------      ------   -------
United States:
  Domestic                  $ 72.9      $103.8      $(30.9)   (29.8)
  Export                      38.0        38.3         (.3)     (.8)

Latin America                 30.7        16.9        13.8     81.6

Elimination                    (.6)       (1.3)         .7      N/A
                            ------      ------      ------

Consolidated                $141.0      $157.7      $(16.7)    10.6
                            ======      ======      ======

The overall decline resulted from a decrease in United States domestic net sales, a slight decline in net sales to customers for export principally to Latin America, and a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December 1997 and operating as SED International do Brasil Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998).

The decrease in sales in the United States was primarily due to lower sales of printers, computer processors and monitors. The increase in sales in Latin America was generally across all product categories. Sales of microcomputer products represented approximately 89.0% of the Company's third quarter net sales compared to 85.5% for the same period last year. Sales of wireless telephone products accounted for approximately 11.0% of the Company's third quarter net sales compared to 14.5% for the same period last year.

Gross margin increased to $9.3 million in the third quarter ended March 31, 2000 compared to $(1.6) million in the third quarter ended March 31, 1999. Gross margin as a percentage of net sales increased to 6.6% in the third quarter ended March 31, 2000 from (1.0)% in the third quarter ended March 31, 1999. The change in gross margin as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses decreased $16.5 million to $8.3 million in the third quarter ended March 31, 2000, compared to $24.8 million (excluding $13.6 million of impairment charges) in the third quarter ended March 31, 1999. These expenses as a percentage of net sales decreased to 5.9% in the third quarter ended March 31, 2000 compared to 15.7% in the third quarter ended March 31, 1999. The dollar decrease in selling, general and administrative

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

expenses is principally due to lower provisions for accounts receivable losses, lower employee expenses and occupancy costs in the March 2000 quarter.

Net interest expense was negligible in the third quarter ended March 31, 2000 compared to interest expense of $.2 million in the third quarter ended March 31, 1999, principally due to lower borrowings in the March 2000 quarter.

Income tax expense was $.2 million in the third quarter ended March 31, 2000 compared to an income tax benefit of $1.2 million in the third quarter ended March 31, 1999. Income tax expense relates primarily to tax on income generated by the Company's Latin American subsidiaries.

Nine Months Ended March 31, 2000 Compared to Nine Months Ended
March 31, 1999

Net sales decreased 12.6% or $68.8 million, to $477.1 million in the nine months ended March 31, 2000 compared to $545.9 million in the nine months ended March 31, 1999. Information concerning the Company's domestic and foreign sales is summarized below:

                             Nine Months Ended
                                 March 31,              Change
                            ------------------      ----------------
                             2000        1999       Amount   Percent
                            ------      ------      ------   -------
United States:
  Domestic                  $273.8      $345.5      $(71.7)   (20.8)
  Export                     115.6       144.0       (28.4)   (19.7)

Latin America                 91.0        60.1        30.9     51.4

Elimination                   (3.3)       (3.7)         .4      N/A
                            ------      ------      ------

Consolidated                $477.1      $545.9      $(68.8)    12.6
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

The decrease in sales in the United States was primarily due to lower sales of mass storage products, printers, computer processors and monitors. The increase in sales in Latin America was generally across all product categories. Sales of microcomputer products represented approximately 84.5% of the Company's nine months net sales compared to 87.1% for the same period last year. Sales of wireless telephone products accounted for approximately 15.5% of the Company's nine months net sales compared to 12.9% for the same period last year.

Gross margin increased $9.8 million, to $30.7 million in the nine months ended March 31, 2000 compared to $20.9 million in the nine months ended March 31, 1999. Gross margin as a percentage of net sales increased to 6.4% in the nine months ended March 31, 2000 from 3.8% in the nine months ended March 31, 1999. The change in gross margin as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses decreased $18.6 million to $28.1 million in the nine months ended March 31, 2000, compared to $46.7 million (excluding $13.6 million of impairment charges) in the nine months ended March 31, 1999. These expenses as a percentage of net sales decreased to 5.9% in the nine months ended March 31, 2000 compared to 8.6% the nine months ended March 31, 1999. The dollar decrease in selling, general and administrative expenses is principally due to lower provisions for accounts receivable losses, lower employee expenses and occupancy costs in the March 2000 quarter. The Company closed the Harrisburg, Pennsylvania distribution facility during the quarter ended December 31, 1999. In conjunction with this facility closure, the company incurred severance and closing costs totaling $175,000. Such closure costs included future facility lease payments net of estimated sublease income. It is expected that this facility closure will result in annual cost savings of $750,000 commencing January 2000.

Net interest expense was $.4 million in the nine months ended March 31, 2000 and March 31, 1999.

Income tax expense was $.6 million in the nine months ended March 31, 2000 compared to an income tax benefit of $1.0 million in the nine months ended March 31, 1999. Income tax expense relates primarily to tax on income generated by the Company's Latin American subsidiaries.

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

Operating activities provided $13.2 million in the nine months ended March 31, 2000. The source of cash in the nine months ended March 31, 2000 resulted primarily from decreases of $7.4 million in accounts receivable and $11.1 million in inventory, partially offset by a $7.1 million decrease in accounts payable.

Investing activities used $2.4 million in the nine months ended March 31, 2000 to purchase equipment.

Financing activities used $8.5 million in the nine months ended March 31, 2000 resulting from repayment of borrowings under its line of credit.

Effective November 1, 1998, the Company acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires, Argentina based distributor of Hewlett-Packard products and other computer peripherals through Argentina, for approximately $4,417,000 in cash. This acquisition has been accounted for using the purchase method of accounting. The Company is required to pay additional amounts to the sellers of Intermaco based

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

on a multiple of Intermaco's net earnings, as defined in the Quotas' Purchase Agreement, for the two succeeding twelve-month periods commencing November 1, 1998; additional amounts paid are recorded as additional goodwill. During the three months ended December 31, 1999 the Company accrued $2,030,000 due to the sellers of Intermaco based on Intermaco's results for the twelve-month period ended October 31, 1999. Payment of this liability was made in February 2000, consisting of 400,000 shares of the Company's common stock valued at $800,000 and $1,230,000 in cash.

The Company's credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, provides for a line of credit of up to $50.0 million. At March 31, 2000, the Company had no borrowings under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $17.0 million reserve. The reserve was increased from $15.0 million to $17.0 million through a letter agreement, which was effective on March 20, 2000. The $17.0 million reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. The Finova reserve was increased to $20.0 million for the period of March 30, 2000 through April 14, 2000. After April 14, 2000 the Finova reserve was changed to $17.0 million. Available additional borrowing capacity under this agreement, based on collateral limitations, at March 31, 2000 was $25.5 million ($20.0 million of which is only available to finance obligations due to Finova, if necessary).

Under the agreement the Company may borrow at the prime rate offered by Wachovia (9.0% at March 31, 2000) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. The Wachovia credit agreement is secured by accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend and other restrictions. At March 31, 2000 the Company was in compliance with the agreement covenants.

In November 1999 the Company's Brazilian subsidiary entered into a $4.8 million line of credit agreement with a Brazilian bank. Borrowings under this line of credit bear interest at 2.5% monthly. The credit agreement is secured by the subsidiary's accounts receivable and requires the maintenance of certain financial ratios. At March 31, 2000, there were no outstanding borrowings under this line of credit. This line of credit agreement remains effective until terminated by either party.

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

In July 1999, the Company entered into a 180-day non-deliverable forward contract covering Brazilian R$3,992,000. This contract was accounted for as a speculative forward contract. Gains and losses were computed by multiplying the foreign currency amount of the forward contract by the difference between the forward rate

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

available for the remaining maturity of the contract and the contracted forward rate (R$1.996 to US $1). The settlement loss in January 2000 was $194,000. The Company has not entered into any other forward contracts or other financial instruments as of March 31, 2000.

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

Year 2000

The Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Based on operations since January 1, 2000, the Company does not expect any significant impact to its ongoing business as a result of the "Year 2000 issue." However, it is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues such as leap year-related problems may occur with billing, payroll, or financial closings at month, quarterly, or year end. The Company believes that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively affected if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers or suppliers.

The Company expended approximately $500,000 on Year 2000 readiness efforts from 1997 to 1999. These efforts included replacing outdated, noncompliant hardware and software, as well as identifying and correcting Year 2000 problems.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Forward-Looking Information

The matters discussed herein contain certain forward-looking statements that represent the Company's expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans and non-historical Year 2000 information. When used by or on behalf of the Company, the words "may,""could,""should,""would,""believe,""anticipate,""estimate,"
"intend," "plan," and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Registration Statement on Form S-3 (SED File No. 333-35069), as well as general economic conditions and industry trends, foreign currency fluctuation, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisition on a favorable basis, a dependence upon and/or loss of key vendors or customers, the transition to indirect distribution relationships for some products, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

          PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable

Item 2.   Changes in Securities and Use of Proceeds

          Not applicable

Item 3.   Default Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

     a)       Exhibits

              Exhibit
              Number           Description

              10.1           Finova Capital Corp. Letter dated March 10, 2000

              10.2           Wachovia Bank, N.A. Letter dated March 30, 2000

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



May 12, 2000                             /s/Gerald Diamond

                                        Gerald Diamond
                                        Chief Executive Officer and
                                        Chairman of the Board
                                        (Principal Executive Officer)

May 12, 2000                             /s/Larry G. Ayers

                                        Larry G. Ayers
                                        Vice President-Finance and
                                        Treasurer
                                        (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit

Number             Description

10.1               Finova Capital Corp. Letter dated March 10, 2000

10.2               Wachovia Bank, N.A. Letter dated March 30, 2000

27.1               Financial Data Schedule

                                                                    Exhibit 10.1


                                                 FINOVA

                                                 Financial Innovators

                                                 FINOVA Capital Corp.
                                                 1060 First Avenue
                                                 King of Prussia, PA 19406

March 10, 2000

Kevin B. Harrison
Senior Vice President
Wachovia Bank, N.A.

191 Peachtree Street, 30th Fl.
Atlanta, GA 30303

Dear Kevin:

This letter is in accordance with the terms and conditions of the Intercreditor Agreement ("Agreement") dated August 31, 1999, by and among Wachovia Bank, N.A. ("Wachovia"), FINOVA Capital Corporation ("FINOVA"); and SED International, Inc. ("SED").

As you are aware, FINOVA currently provides a $15,000,000 Inventory Credit Facility to SED ("FINOVA Indebtedness"). FINOVA is interested in increasing the SED credit facility to $17,000,000. In accordance with the requirements under the Agreement, please be advised that FINOVA is hereby providing five (5) business days written notice that as of March 20, 2000 the FINOVA Indebtedness will be increased to a maximum of $17,000,000.

Please acknowledge the above change to the FINOVA Indebtedness by signing below and returning to my attention at the above address. Should you have any questions concerning this matter, please contact me at (610)491-8269.

All terms and conditions will remain in full force and effect as stated in the Intercreditor Agreement dated August 31, 1999.

Sincerely,                                    Acknowledged and Accepted

Timothy J. Kochanasz                          By: /s/ Kevin B. Harrison
Senior Account Executive                      Print Name: Kevin B. Harrison
FINOVA Capital Corporation                    Title: SVP

                                                                    Exhibit 10.2


Wachovia Bank, N.A.
191 Peachtree Street, N.E.
Atlanta, GA  30303


March 30, 2000



Mr. Michael Pettinger
FINOVA Capital Corp.
1060 First Avenue
King of Prussia, PA  19406

Dear Mike:

In reference to the Intercreditor Agreement dated August 31, 1999, Wachovia agrees to allow the level of FINOVA Indebtedness to be increased to $20,000,000 for a period through April 14, 2000. On that date the limit will be reduced to $17,000,000 as per the Intercreditor Agreement and the letter dated March 10, 2000.

All other terms and conditions will remain in full force and effect as written in the Intercreditor Agreement dated August 31, 1999.

Sincerely,

/s/ Kevin B. Harrison

Kevin B. Harrison
Senior Vice President
(404)332-5269


Acknowledged:

By: /s/ Raymond Crouse                          By:  /s/ Larry G. Ayers
Name:  Raymond Crouse                           Name:  Larry G. Ayers
Title: VP National Portfolio Mgr.               Title: CFO
     FINOVA Capital Corp.                            SED International, Inc.