Form 10-K
period 2000-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2000-09-29
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-16345

SED INTERNATIONAL HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

GEORGIA 22-2715444

(State or other jurisdiction (I.R.S. Employer

of incorporation or organization) Identification No.)

4916 North Royal Atlanta Drive, Atlanta, Georgia 30085

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: 770-491-8962

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

COMMON STOCK PURCHASE RIGHTS

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $21.1 million as of September 22, 2000 based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on that day.

There were 7,374,888 shares of Common Stock, $.01 par value, outstanding at September 22, 2000.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the portions of the Registrant's definitive proxy statement for its 2000 annual meeting of shareholders scheduled to be held on November 9, 2000, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended June 30, 2000.

PART I

Item 1. BUSINESS

(a) General Development of Business

SED International Holdings, Inc., a Georgia corporation, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation ("SED International"), were incorporated in 1986 to take over the operations of the business of the Registrant's predecessor, Southern Electronics Distributors, Inc., which was engaged in the wholesale distribution of consumer electronics prod-ucts. In fiscal 1999, the Registrant, formerly a Delaware corporation, reincorporated as a Georgia corporation. As used herein, the term "Registrant" or the "Company" means SED International Holdings, Inc. and its subsidiaries, including SED International, unless the context otherwise indicates.

The Registrant is a distributor of microcomputer products, including processors, printers and other peripherals and wireless products throughout the United States and Latin America. The Registrant offers to an active base of over 14,000 reseller customers a broad inventory of more than 3,500 products from approximately 150 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, Apple, 3Com, Xerox, Adobe, and Compaq, through a dedicated and highly motivated sales force. The Registrant distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; and City of Industry, California. The Registrant services Latin America through its wholly-owned subsidiaries SED International do Brasil Ltda. in Sao Paulo, Brazil; SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina. The Registrant's net sales decreased to $609.4 million in fiscal 2000 from $707.6 million in fiscal 1999, but the Registrant's net income increased to $1.7 million in fiscal 2000 compared to a net loss of $37.9 million in fiscal 1999.

The Registrant also distributes wireless telephone products in the United States and to Latin America. The Registrant is a direct distributor of wireless telephone products for Audiovox, and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Ericcson. In fiscal 2000, the Registrant's net sales of microcomputer products generated approximately 85.5% of the Registrant's total net sales and wireless telephone products represented the remaining 14.5%.

(b) Financial Information about Industry Segments

The Registrant operates in only one business segment.

(c) Narrative Description of Business

Products and Vendors

The Registrant offers its customers a broad inventory of more than 3,500 products from approximately 150 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, Apple, 3Com, Xerox, Adobe, and Compaq. The Registrant is a direct distributor of wireless telephone products for Audiovox, and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Ericcson. Microcomputer related products, which include mass storage products, printers and other imaging products, microprocessing and memory chips, monitors, modems, networking products, notebook and personal computers and accessories, accounted for $520.9 million or 85.5% of the Registrant's net sales for fiscal 2000, $612.8 million or 86.6% of net sales in fiscal 1999, and $785.5 million or 88.0% of net sales in fiscal 1998. Approximately $88.5 million or 14.5% of the Registrant's net sales for fiscal 2000, $94.7 million or 13.4% of net sales for fiscal 1999, and $107.1 million or 12.0% of net sales for fiscal 1998 consisted of wireless telephone products such as handheld cellular telephones and accessories. The Registrant continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Registrant's vendors generally warrant the products distributed by the Registrant and allow the return of defective products.

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

The Registrant purchases goods from approximately 150 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors' products. In fiscal 2000 and 1999, products purchased from Hewlett-Packard accounted for 18.7% and 21.0%, respectively of the Registrant's total purchases. The percentage of goods purchased during fiscal 1998 by the Registrant from Hewlett-Packard and Seagate was 19.1% and 11.1% of its total product purchases, respectively. During fiscal 2000 and 1999, the Registrant, no longer operated under direct distribution agreements in the United States with Hewlett-Packard and Seagate.

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

Sales and Marketing

The Registrant's sales are generated by a telemarketing sales force, which, on June 30, 2000, consisted of approximately 173 persons in sales offices located in Atlanta, Georgia; Miami, Florida; Carlsbad, California; City of Industry, California; Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2000, 94 persons focused on sales to customers for export to Latin America and on sales in Brazil, Colombia and Argentina. Substantially all of those salespeople are fluent in Spanish or Portuguese. The Registrant's Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

Members of the sales staff are trained through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers' questions about important new product considerations, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. The Registrant's salespeople are able to analyze quickly the Registrant's extensive inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer, whether that customer is a full-line retailer or an industry-specific reseller.

The Registrant's domestic sales force is organized in teams generally consisting of two to four people. The Registrant believes that teams provide superior customer service because customers can contact one of several people. Moreover, the long-term nature of the Registrant's customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service. It has been the Registrant's experience that the team approach results in superior customer service and better employee morale.

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

The telemarketing salespersons are supported by a variety of marketing programs. For example, the Registrant regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, the Registrant's in-house marketing staff prepares catalogs that list available microcomputer and wireless telephone products and routinely produces marketing materials and advertisements. In addition, the in-house marketing staff publishes other direct mail pieces promoting specials and new products, which can be ordered directly through salespeople or through the Registrant's Internet web page providing 24-hour access to on-line order entry. The Registrant's web page provides customers secured access to place orders and review product specifications at times that are convenient to them. Customers also can determine inventory availability and pricing on a real-time basis and in the near future customers will be able to verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

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

Management continually evaluates the Registrant's product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. The Registrant's rapid delivery terms are available to all of its customers, and the Registrant seeks to pass through its shipping and handling costs to its customers. The Registrant offers various credit terms including open account, prepay, credit card, COD and leasing to qualifying customers. The Registrant closely monitors customers' creditworthiness through its on-line computer system, which contains detailed information on each customer's payment history and other relevant information. In addition, the Registrant participates in national and international credit associations that exchange credit rating information on customers. The Registrant establishes reserves for estimated credit losses in the normal course of business.

Customers

The Registrant serves an active, nonexclusive customer base of over 14,000 resellers of microcomputer and wireless telephone products. Resellers include value-added resellers, corporate resellers and retailers. The Registrant believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Registrant with significant growth opportunities. During fiscal 2000, no single customer accounted for more than 3.0% of the net sales of the Registrant. The Registrant believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

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

The Registrant's competitors include regional, national and international microcomputer and wireless distributors, many of which have substantially greater technical, financial and other resources than the Registrant, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., Merisel, Inc. and Tech Data Corporation in the United States, and Brightpoint, Inc. and Cellstar Corporation.

Seasonality

The Registrant's sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Data; Seasonality."

Employees

As of June 30, 2000, the Registrant had 451 full-time employees, 173 of whom were engaged in telemarketing and sales, 169 in administration and 109 in shipping. The Registrant also utilized 13 part-time employees at such date. Management believes the Registrant's relations with its employees are good and the Registrant has never experienced a strike or work stoppage. There is no collective bargaining agreement covering any of the Registrant's employees.

Financial Information about Foreign and Domestic Operations and Export Sales

During the fiscal year ended June 30, 1998, the Registrant began selling directly to customers in Brazil and Colombia through the Registrant's facilities in Sao Paulo, Brazil and Bogota, Colombia. During the fiscal year ended June 30, 1999, the Registrant also began selling directly to customers in Argentina. Sales are denominated in the respective local currencies of these countries. For the fiscal year ended June 30, 2000 and 1999 approximately 43.8% and 37.7%, respectively, of the Registrant's net sales were to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina. Approximately 40.8% of the Registrant's net sales in the fiscal year ended June 30, 1998 consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil and Colombia. See Note 9 to the consolidated financial statements of the Registrant for additional information concerning the Registrant's domestic and foreign operations.

Item 2. PROPERTIES

The Registrant maintains its executive offices at 4916 North Royal Atlanta Drive in Atlanta, Georgia, where 58 of its sales employees are also located. The Registrant leases its executive, administrative and sales office from Diamond Chip Group, L.L.C., a Georgia limited liability company comprised of certain minority shareholders of the Registrant, previously doing business as Royal Park Company, a Georgia general partnership. The lease commenced in April 1999 and expires in September 2006. It supersedes prior leases originally entered into in 1984 between the Registrant's predecessor and Royal Park Company. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $253,000 through September 2000, increasing to approximately $260,000 effective October 1, 2000, with annual increases of three percent through September 30, 2006. The Registrant has a right of first refusal to purchase the facility should it be offered for sale. The Registrant believes that the lease of its executive offices is on terms no less favorable than those available from unaffiliated parties.

The Registrant maintains warehouse facilities in Atlanta, Georgia; City of Industry, California; Miami, Florida; Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina. The Registrant's distribution facility in Atlanta, Georgia consists of approximately 100,000 square feet subject to a lease expiring January 31, 2001. Rental payments for this facility are approximately $282,000 per annum. The Registrant believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Registrant's growth plans so require.

The Registrant leases its sales and distribution facility in Miami, Florida under a lease expiring March 31, 2001. This facility consists of approximately 31,200 square feet at a monthly rental of approximately $19,000. On July 24, 1996, the Registrant executed an amendment to this lease which increased the leased space by approximately 30,000 square feet (the "Expansion Space"). The monthly rent for the Expansion Space is approximately $18,000 and the lease term pertaining thereto expires on March 31, 2001.

On April 1, 1997, the Registrant began leasing an approximately 50,000 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center for the Registrant. Payments under the lease will total approximately $18,000 for each of the first 36 months of the lease and will then increase to $20,000 per month thereafter. Pursuant to its terms, the lease will expire on March 31, 2002 unless the Registrant elects to exercise its option to renew the lease for one additional five-year period. Effective June 1, 2000 the Registrant began subleasing approximately 34,000 square feet of this facility for approximately $12,000 per month for each of the 23 months during the period beginning May 1, 2000 and ending March 31, 2002.

On April 1, 1998, the Registrant began leasing an approximately 102,000 square foot distribution facility in Harrisburg, Pennsylvania. Payments for the lease total approximately $33,000 for each of the 24 months during the period beginning April 1, 1998 and ending March 31, 2000, and will total approximately $34,000 for each of the 12 months during the period beginning April 1, 2000 and ending March 31, 2001, approximately $35,000 for each of the 12 months during the period beginning April 1, 2001 and ending March 31, 2002 and approximately $36,000 for each of the 12 months beginning April 1, 2002 and ending March 31, 2003. The average amount of payments for the lease for each of the 60 months during the period beginning April 1, 1998 and ending March 31, 2003 will be approximately $33,000. Effective December 1, 1998, the Registrant began subleasing approximately 50,000 square feet of this facility for approximately $18,000 per month for each of the 16 months during the period beginning December 1, 1998 and ending March 31, 2000, and approximately $18,500 for each of the 21 months beginning April 1, 2000 and ending December 31, 2001. The sub-lessee has an option to extend its sublease to January 31, 2003. Effective June 1, 2000, the Registrant began subleasing approximately 52,000 square feet of this facility for approximately $18,000 per month for each of the 33 months during the period beginning June 1, 2000 and ending March 31, 2003.

On January 1, 1999 the Registrant began leasing an approximately 40,000 square foot facility in Sao Paulo, Brazil, replacing an approximately 12,900 square foot distribution facility in Tambore, Brazil and an approximately 4,300 square foot administrative center and sales office in Sao Paulo, Brazil, both of which the Registrant had leased since December 1, 1997. The new Sao Paulo facility serves as a sales office, administrative office and distribution center for SED International do Brasil Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease were approximately $8,500 per month in January and February 1999 and increased to approximately $17,000 per month effective March 1, 1999. The lease will expire on January 31, 2003.

On December 1, 1997, the Registrant began leasing an approximately 33,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease totaled approximately $4,000 for the first month of the lease, after which the rent increased to approximately $6,000 for each of the remaining 34 months of the lease. Pursuant to its terms, the lease will expire on November 30, 2000 unless the Registrant elects to exercise its option to renew the lease for an additional three-year period.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Registrant during the quarter ended June 30, 2000.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded over the counter and quoted on the NASDAQ National Market System under the symbol "SECX". The following table sets forth the high and low sales prices for Registrant's common stock as reported for each quarter of fiscal 2000 and 1999. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Sales Price

High Low

Fiscal year 2000

First $ 3.50 $ 2.06

Second 3.06 1.50

Third 4.25 1.56

Fourth 5.00 2.06

Fiscal year 1999

First $ 9.25 $ 3.75

Second 6.00 3.31

Third 5.50 2.44

Fourth 3.78 2.06

There were 7,374,888 shares of common stock outstanding and approximately 5,000 beneficial owners of the common stock of the Company (including individual participants in securities position listings) as of September 22, 2000.

The Registrant has never declared or paid cash dividends on its common stock. The Registrant currently intends to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including the Registrant's earnings and financial condition, capital requirements and other relevant factors. SED International, the earnings of which would be the primary source of any dividend payments, and the Registrant are parties to a revolving credit agreement which contains certain financial covenants that may impact the Registrant's ability to pay dividends in the event the Registrant should change its policy and choose to issue dividends. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources."

In November, 1998 the Company acquired Intermaco, S.R.L., a Buenos Aires based distributor of Hewlett Packard products and other computer peripherals. Pursuant to the terms of an earn-out agreement entered into by the Company in connection with the acquisition, in February, 2000 the Company issued 400,000 shares of its common stock to Edwardo Kerner and Manfredo Kerner. Messrs. Kerner were the sole owners of Intermaco. Messrs. Kerner are not residents of the United States and the shares were issued to Messrs. Kerner in a private placement that was not subject to the United States Securities laws.

Item 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

Year ended June 30,

2000 1999 1998 1997 1996

Income statement data:

Net Sales $609,449,000 $707,570,000 $892,629,000 $646,336,000 $468,298,000

Cost of sales, including buying

and occupancy expenses 569,423,000 676,342,000 848,090,000 607,437,000 438,837,000

Gross profit 40,026,000 31,228,000 44,539,000 38,899,000 29,461,000

Selling, general and

administrative expenses 37,301,000 54,426,000 40,309,000 23,941,000 19,493,000

Impairment charges 15,386,000

Start-up expenses 1,400,000

Operating income (loss) 2,725,000 (38,584,000) 2,830,000 14,958,000 9,968,000

Interest expense-net 458,000 731,000 2,728,000 2,128,000 902,000

Earnings (loss) before income taxes 2,267,000 (39,315,000) 102,000 12,830,000 9,066,000

Income taxes (benefit) 578,000 (1,407,000) 357,000 4,925,000 3,516,000

Net earnings (loss) $ 1,689,000 $ (37,908,000) $ (255,000) $ 7,905,000 $ 5,550,000

Net earnings (loss) per common share

Basic $ .25 $ (4.36) $ (.03) $ 1.10 $ .77

Diluted $ .25 $ (4.36) $ (.03) $ 1.04 $ .76

Weighted average number

of shares outstanding

Basic 6,727,000 8,698,000 9,602,000 7,138,000 7,190,000

Diluted 6,772,000 8,698,000 9,602,000 7,634,000 7,280,000

At June, 30

2000 1999 1998 1997 1996

Balance sheet data:

Working capital $ 36,506,000 $ 45,193,000 $ 107,741,000 $ 79,350,000 $ 40,496,000

Total assets 121,319,000 141,090,000 266,565,000 197,329,000 131,305,000

Long-term obligations

less current portion 8,500,000 31,000,000 56,000,000 10,610,000

Shareholders' equity 55,349,000 52,810,000 106,275,000 48,896,000 41,650,000

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

Overview

The Company is an international distributor of microcomputer products, including personal computers, printers and other peripherals and networking products throughout the United States and Latin America. In fiscal 2000, the Company's net sales to customers in the United States represented approximately 56.2% of total net sales. Net sales for export principally into Latin America and in-county net sales in Brazil, Colombia and Argentina represented approximately 43.8% of total net sales for fiscal 2000. Net sales of microcomputer products generated approximately 85.5% of total net sales and wireless telephone products represented the remaining 14.5% for fiscal 2000.

The Company achieved net earnings of $1.7 million on net sales of $609.4 million in fiscal 2000. Although net sales decreased to $609.4 million in fiscal 2000 from $707.6 million in fiscal 1999, the gross profit as a percentage of net sales increased to 6.6% in fiscal 2000 compared to 4.4% in fiscal 1999. Selling, general and administrative expenses decreased as a percentage of net sales to 6.1% in fiscal 2000 from 7.7% in fiscal 1999.

The Company incurred an operating loss of $38.6 million in fiscal 1999. This loss resulted primarily from: (1) a decision by one of the Company's largest vendors to reduce the number of distributors, including SED, thereby diminishing sales and gross profit, and (2) the sharp reductions in SED's Miami business, which cut export activity to approximately half of its prior level of sales primarily due to economic instability in the Latin American region. Other factors contributing to the fiscal year 1999 financial results included a devaluation loss in Brazil and excess overhead costs in the U.S. As a result of certain of these trends and events, the loss for fiscal 1999 included impairment charges of $15.4 million for the write-down of certain long-lived assets (see Note 3 to the consolidated financial statements).

The Company has incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past three fiscal years. To address these declines, Company management is pursuing a strategic plan to be implemented in fiscal 2001 that emphasizes increasing profit margins and reducing administrative and overhead costs. The goal of the strategic plan is to improve the Company's profitability, but there is no assurance that this plan will be successful. Failure to effectively implement the plan could adversely effect the Company's profitability and financial condition.

Numerous factors and conditions impact the Company's ability to adequately effect this strategic plan, including, but not limited to, the following:

    Continuation of distribution agreements - The Company operates under formal but cancellable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company's profit margin on the affected products.

    Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

    Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

    Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

    Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

    Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States (subject to certain terms and conditions).

    Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

    Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America are uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

    Availability of credit facilities - The Company has operated under a formal credit facility with a bank for many years that is subject to certain collateral limitations and contains certain compliance covenants (as more further described in Note 4). One of the most restrictive covenants requires the Company to maintain positive earnings before taxes, interest, depreciation and amortization on a quarterly basis. The Company has violated certain of the facility covenants in the past, but has been able to obtain waivers of such violations. In the event the Company borrows or requests to borrow under the credit facility and it fails to maintain covenant compliance, there is no assurance that waivers requested will be granted. At June 30, 2000 and through September 26, 2000, the Company has not borrowed under this credit facility.

    Cash flows - The Company's anticipated growth in Latin America may require additional capital infusion (in the form of equity from the parent company or debt borrowings by the subsidiary). Operating needs and regulatory matters restrict the Company's ability to repatriate cash flows to the United States.

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

Results of Operations

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's consolidated statements of earnings:

Year Ended June 30,

2000 1999 1998

Net sales 100.0% 100.0% 100.0%

Cost of sales, including buying and occupancy exp. 93.4 95.6 95.0

Gross profit 6.6 4.4 5.0

Selling, general and administrative expenses 6.1 7.7 4.5

Impairment charges 2.2

Start-up expenses 0.2

Operating income (loss) 0.5 (5.5) 0.3

Interest expense, net 0.1 0.1 0.3

Earnings (loss) before income taxes 0.4 (5.6)

Income taxes (benefit) expense 0.1 (.2)

Net earnings (loss) 0.3% (5.4)% 0.0%

Fiscal 2000 Compared to Fiscal 1999

Net sales decreased 13.9%, or $98.2 million, to $609.4 million in fiscal 2000 compared to $707.6 million in fiscal 1999. Information concerning the Company's domestic and foreign sales is summarized below:

Year Ended

June 30, Change

2000 1999 Amount Percent

United States:

Domestic $342.6 $440.5 $(97.9) 22.2%

Export 148.3 191.6 (43.3) 22.6%

Latin America 122.0 82.9 39.1 47.2%

Elimination (3.5) (7.4) 3.9 N/A

Consolidated $609.4 $707.6 $(98.2) 13.9%

The overall sales decline resulted from a decrease in United States domestic net sales and a decline in net sales to customers for export principally to Latin America offset by a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December 1997 and now operating as SED International do Brasil Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998).

The decrease in sales in the United States was primarily due to lower sales of printers, computer processors and monitors. The sales increase in Latin America was generally incurred across all product categories. Sales of microcomputer products represented approximately 85.5% of the Company's net sales in fiscal 2000 compared to 86.6% for fiscal 1999. Sales of wireless telephone products accounted for approximately 14.5% of the Company's net sales in fiscal 2000 compared to 13.4% for fiscal 1999.

Gross profit increased $8.8 million to $40.0 million in fiscal 2000, compared to $31.2 million in fiscal 1999. Gross profit as a percentage of net sales increased to 6.6% in fiscal 2000 from 4.4% in fiscal 1999. The change in gross profit as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressure in selling products.

Selling, general and administrative expenses decreased 31.5% to $37.3 million, compared to $54.4 million in fiscal 1999. These expenses as a percentage of net sales decreased to 6.1% in 2000 compared to 7.7% in fiscal 1999 (excluding $15.4 million of impairment charges). The dollar decrease in these expenses is primarily due to lower provision for doubtful accounts receivable, lower employee expenses, and lower occupancy costs.

Net interest expense was $0.5 million in fiscal 2000 compared to interest expense of $0.7 million in fiscal 1999. This net change resulted primarily from a reduction in working capital requirements in fiscal 2000.

Income tax expense was $.6 million in fiscal 2000 compared to an income tax benefit of $1.4 million in fiscal 1999. The effective tax rate at June 30, 2000 was 25.5% which resulted principally from in-country income taxes on Latin America operations. Domestic income was offset by the effect of previously reserved loss carryforwards resulting in no income tax expense. At June 30, 2000, the Company has gross net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $19.5 million expiring at various dates through 2019 and gross net operating loss carryforwards for foreign income tax purposes of approximately $6.6 million in Brazil, which generally do not expire. At June 30, 2000 and 1999, the Company has recorded valuation allowances for principally all deferred tax assets, except those relating to Intermaco S.R.L., as there is no assurance these assets will be realized.

Fiscal 1999 Compared to Fiscal 1998

Net sales decreased 20.7%, or $185.0 million, to $707.6 million in fiscal 1999 compared to $892.6 million in fiscal 1998. Information concerning the Company's domestic and foreign sales is summarized below:

Year Ended

June 30, Change

1999 1998 Amount Percent

United States:

Domestic $ 440.5 $ 528.2 $ (87.7) 16.6%

Export 191.6 341.9 (150.3) 44.0%

Latin America 82.9 24.6 58.3 237.0%

Elimination (7.4) (2.1) (5.3) N/A

Consolidated $707.6 $ 892.6 $ (185.0) 20.7%

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

Selling, general and administrative expenses, excluding $15.4 million of impairment charges for fiscal 1999 previously disclosed and $1.4 million of start-up charges in 1998 resulting from the acquisition of certain new distribution rights at the end of fiscal 1997, increased 35.0% to $54.4 million, compared to $40.3 million in fiscal 1998. These expenses as a percentage of net sales increased to 7.7% in 1999 compared to 4.5% in fiscal 1998. The dollar increase in these expenses is primarily due to increased provisions for accounts receivable losses in fiscal 1999 and the inclusion of operations of Latin American affiliates.

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

Quarterly Data; Seasonality

The following table sets forth certain unaudited quarterly historical consolidated financial data for each of the Company's last eight fiscal quarters ended June 30, 2000. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

Quarter Ended (in thousands, except per share data)

Sept 30, Dec 31, Mar 31, June 30 Sept 30, Dec 31, Mar 31, June 30,

1998 1998 1999 1999 1999 1999 2000 2000

Net sales $217,013 $171,235 $57,674 $161,648 $186,644 $149,452$ 140,984 $132,369

Gross profit (loss) 11,225 11,220 (1,584) 10,367 11,121 10,221 9,313 9,371

Operating income (loss) 1,101 (561) (39,949) 825 939 683 970 133

Net earnings (loss) 342 (273) (38,859) 882 600 275 738 76

Earnings (loss) per share:

Basic $.03 $(.03) $(4.51) $.13 $.09 $.04 $.11 $.01

Diluted .03 (.03) (4.51) .13 .09 .04 .11 .01

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. As the Company pursues its growth strategy in Latin America, management believes that capital requirements in Latin America may limit the ability of the Company's subsidiaries in those countries to make payments to the Company.

Operating activities provided $17.2 million, used $45.5 million and used $23.3 million of cash in fiscal 2000, 1999 and 1998, respectively. The source of cash in fiscal 2000 resulted primarily from decreases of $14.4 million in inventory and $5.1 million in accounts receivable partially offset by a $13.8 million decrease in accounts payable. The source of cash in fiscal 1999 resulted primarily from decreases of $86.5 million in inventory and $17.6 million in accounts receivable partially offset by a $53.6 million decrease in accounts payable.

Investing activities used $4.5 million, $6.8 million and $6.3 million of cash in fiscal 2000, 1999 and 1998, respectively. The use of cash in fiscal 2000 was primarily for the purchase of computer equipment for $3.0 million and for additional payments related to the purchase of Intermaco S.R.L. amounting to $1.5 million. (The Company may be obligated to make an additional payment in fiscal 2001 relating to the purchase of Intermaco S.R.L. The Company has the option of paying such additional amount either in cash or in Company common stock at the Company's option. See Note 2 to the consolidated financial statements.) The significant use of cash in fiscal 1999 was primarily for the purchase of Intermaco S.R.L. for $4.3 million and $2.5 million for the purchase of computer equipment and software. The Company used $0.7 million in fiscal 1998 to purchase SED International do Brasil Ltda. and paid $0.9 million for additional distribution rights benefited from the Globelle transaction. The remaining use of cash in fiscal 1998 was primarily due to the upgrade of the Company's computer and telephone systems as well as the expansion of warehouse and other facilities in each year.

Financing activities used $8.1 million of cash in fiscal 2000 and $37.3 million of cash in fiscal 1999. The net cash used in financing activities in fiscal 2000 primarily related to repayment of borrowings of $8.5 million under the Company's credit agreement offset by other net bank borrowings of $435,000. The net cash used in financing activities in fiscal 1999 primarily related to repayments of borrowings of $22.5 million under the Company's credit agreement and the repurchase of 3,946,250 shares of common stock for approximately $14.8 million in open market and privately negotiated transactions under a stock buy-back program previously authorized by the Board of Directors. (The Company currently has remaining authorization from its Board of Directors to purchase up to 2,000,000 shares of common stock of the Company through open market and private purchases.) In fiscal 1998, the Company received $54.4 million, net of expenses, from a public stock offering of 3,000,000 shares of its common stock. The net proceeds from this stock offering were used to reduce indebtedness under the Company's credit agreement. Additional financing activities in fiscal 1998 relate to the exercise of stock options for $1.6 million and net borrowings of $25.0 million under the Company's credit agreement.

The Company has a credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, which provides for borrowing under a line of credit of up to $50.0 million. At June 30, 2000, the Company had no borrowings outstanding under this facility ($8.5 million of borrowings were outstanding at June 30, 1999). Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $17.0 million reserve (this reserve was $15.0 million prior to March 2000). This reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. Available borrowings under this agreement at June 30, 2000, based on collateral limitations, were $23.3 million ($17.0 million of which would only be available to finance obligations due to Finova, if necessary).

The Wachovia credit agreement is secured by U.S. accounts receivable and inventory and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at Wachovia prime rate (9.5% at June 30, 2000) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2000 were $4.5 million, $19.0 million and 8.60%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 1999 were $7.2 million, $32.0 million and 8.12%, respectively. At December 31, 1999 the Company was not in compliance with an agreement covenant; however, the Company subsequently obtained a waiver of such covenant. At June 30, 2000 the Company was in compliance with all covenants.

In November 1999, the Company's subsidiary, SED International do Brasil, entered into a $4.8 million line of credit agreement with a Brazilian bank. Interest rates are negotiated at the time of borrowing. The credit agreement is secured by the subsidiary's accounts receivable and requires the maintenance of certain financial ratios. At June 30, 2000 there were no outstanding borrowings under this line of credit. Average borrowings, maximum borrowings and the weighted average monthly interest rate under this loan agreement for fiscal 2000 were $1.3 million, $3.5 million and 2.02%, respectively. The credit agreement remains effective until terminated by either party.

In May 2000, the Company's subsidiary, SED International de Colombia Ltda., entered into a six month loan with a Colombian bank. Interest rates are negotiated at the time of borrowing. The credit agreement is secured by a savings deposit of $700,000 held in a bank in the United States. At June 30, 2000, the Company had a balance of $435,000 outstanding under this facility. Average borrowings, maximum borrowings and the weighted average monthly interest rate under this loan agreement for fiscal 2000 were $109,000, $700,000 and 2.12%, respectively.

Management believes that the credit agreement together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 2001.

Financial Instruments

The functional currency for the Cmpany's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity.

In July 1999, the Company entered into a 180-day non-deliverable forward contract covering Brazilian R$3,992,000. This contract was accounted for as a speculative forward contract. The contract was settled in January 2000 at a cost of $194,000. The Company has subsequently not entered into any other forward contracts or other financial instruments as of June 30, 2000.

Inflation and Price Levels

Inflation has not had a significant impact on the Company's business because of the typically decreasing costs of products sold by the Company. The Company also receives vendor price protection for a significant portion of its inventory. In the event a vendor reduces its prices for goods purchased by the Company prior to the Company's sale of such goods, the Company generally has been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for a credit against the purchase price. The Latin American countries in which the Company operates have experienced high rates of inflation and hyperinflation from time to time in the past. At this time, management does not expect that inflation will have a material impact on the Company's business in the immediate future.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency and interest rates. The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 43.8% of the Company's total net sales were generated from sales made to resellers located in Latin American countries during fiscal 2000. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. In July, 1999 the Company entered into a 180 day non-deliverable forward contract for Brazilian Real. This contract was accounted for as a speculative forward contract. The Company has no future plans to enter into foreign exchange forward or option contracts to hedge foreign currency transactions in the future. The Company does not enter into derivative contracts for speculative trading purposes.

The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates adjust to market conditions. Changes in the market rate affects interest earned and paid by the Company. The Company's outside borrowings are minimal, however; and the Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company's results of operations.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. SFAS 133, as amended, is effective for the Company's fiscal year beginning July 1, 2000. The Company believes that the adoption of this standard on July 1, 2000 will not have a material effect on its financial statements.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors

SED International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SED International Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SED International Holdings, Inc. and subsidiaries as of June 30, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with generally accepted accounting principles in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 26, 2000

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30,

2000 1999

ASSETS

Current assets:

Cash and cash equivalents, including restricted

cash of $700,000 (2000) $ 7,314,000 $ 3,266,000

Trade accounts receivable, less allowance for doubtful

accounts of $3,761,000 (2000) and $3,253,000 (1999) 49,183,000 58,085,000

Inventories 42,733,000 57,092,000

Refundable income taxes 3,801,000

Deferred income taxes 360,000 290,000

Other current assets 2,886,000 2,439,000

Total current assets 102,476,000 124,973,000

Property and equipment-net 7,827,000 6,994,000

Intangibles-net 11,016,000 9,123,000

Total assets $ 121,319,000 $ 141,090,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Trade accounts payable $ 58,541,000 $ 72,375,000

Accrued and other current liabilities 6,994,000 7,405,000

Short term subsidiary bank debt 435,000

Total current liabilities 65,970,000 79,780,000

Revolving bank debt 8,500,000

Commitments (Note 6)

Shareholders' equity:

Preferred stock, $1.00 par value;

129,500 shares authorized, none issued

Common stock, $.01 par value;

100,000,000 shares authorized, 11,126,911 (2000) and

11,158,311 (1999) shares issued, 7,374,888 (2000) and

6,866,453 (1999) shares outstanding 112,000 112,000

Additional paid-in capital 71,579,000 71,712,000

Retained earnings 2,621,000 932,000

Accumulated other comprehensive loss (1,583,000) (984,000)

Treasury stock, 3,752,023 (2000) and 4,291,858 (1999) shares, at cost (16,550,000) (17,764,000)

Prepaid compensation stock awards (830,000) (1,198,000)

Total shareholders' equity 55,349,000 52,810,000

Total liabilities and shareholders' equity $ 121,319,000 $ 141,090,000

See notes to consolidated financial statements

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended June 30,

2000 1999 1998

Net sales $ 609,449,000 $ 707,570,000 $ 892,629,000

Cost of sales, including buying and

occupancy expenses 569,423,000 676,342,000 848,090,000

Gross profit 40,026,000 31,228,000 44,539,000

Selling, general and administrative expenses 37,301,000 54,426,000 40,309,000

Impairment charges 15,386,000

Start-up expenses 1,400,000

Operating income (loss) 2,725,000 (38,584,000) 2,830,000

Interest expense-net 458,000 731,000 2,728,000

Earnings (loss) before income taxes 2,267,000 (39,315,000) 102,000

Income taxes (benefit) 578,000 (1,407,000) 357,000

Net earnings (loss) $ 1,689,000 $ (37,908,000) $ (255,000)

Net earnings (loss) per common share:

Basic $ .25 $ (4.36) $ (.03)

Diluted $ .25 $ (4.36) $ (.03)

Weighted average number of shares outstanding:

Basic 6,727,000 8,698,000 9,602,000

Diluted 6,772,000 8,698,000 9,602,000

See notes to consolidated financial statements

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Common Stock Accumulated Treasury Stock

Additional Other Prepaid Total

Par Paid-In Retained Comprehensive Compensation Shareholders'

Shares Value Capital Earnings Loss Shares Cost Stock Awards Equity

BALANCE, JUNE 30, 1997 7,522,786 $75,000 $12,719,000 $39,095,000 325,590 $ (2,715,000) $(278,000) $48,896,000

Stock awards issued to employees 16,600 199,000 (199,000)

Amortization of stock awards 108,000 108,000

Stock awards cancelled (11,900) (93,000) 93,000

Stock options exercised 255,006 2,000 1,576,000 1,578,000

Tax benefit of stock awards and options 818,000 818,000

Sale of common stock, net of offering costs

of $955,000 3,000,000 30,000 54,395,000 54,425,000

Treasury stock purchased 20,018 (222,000) (222,000)

Issuance of common stock for business acquired 79,719 1,000 1,045,000 1,046,000

Net loss (255,000) (255,000)

Translation adjustments $(119,000) (119,000)

Comprehensive loss (374,000)

BALANCE, JUNE 30, 1998 10,862,211 108,000 70,659,000 38,840,000 (119,000) 345,608 (2,937,000) (276,000) 106,275,000

Stock awards issued to employees 305,000 4,000 1,118,000 (1,122,000)

Amortization of stock awards 132,000 132,000

Stock awards cancelled (9,300) (68,000) 68,000

Stock options exercised 400 3,000 3,000

Treasury stock purchased 3,946,250 (14,827,000) (14,827,000)

Net loss (37,908,000) (37,908,000)

Translation adjustments (865,000) (865,000)

Comprehensive loss (38,773,000)

BALANCE, JUNE 30, 1999 11,158,311 112,000 71,712,000 932,000 (984,000) 4,291,858 (17,764,000) (1,198,000) 52,810,000

Stock awards issued to employees (150,000) 441,000 (441,000)

Amortization of stock awards 676,000 676,000

Stock awards cancelled (31,400) (133,000) 133,000

Treasury shares purchased 10,165 (27,000) (27,000)

Issuance of common stock

for business acquired (400,000) 800,000 800,000

Net earnings 1,689,000 1,689,000

Translation adjustments (599,000) (599,000)

Comprehensive earnings 1,090,000

BALANCE, JUNE 30, 2000 11,126,911 $112,000 $71,579,000 $ 2,621,000 $(1,583,000) 3,752,023 $(16,550,000) $ (830,000) $55,349,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30,

2000 1999 1998

Operating Activities:

Net earnings (loss) $ 1,689,000 $(37,908,000) $ (255,000)

Adjustments to reconcile net earnings (loss) to net

cash provided by (used in) operating activities:

Impairment charges for long-lived assets 15,386,000

Depreciation and amortization 2,554,000 3,206,000 2,847,000

Compensation stock awards 676,000 132,000 108,000

Provision for losses on accounts receivable 3,808,000 13,622,000 5,911,000

Changes in assets and liabilities, net of effects of

acquired businesses in fiscal 1999 and 1998:

Trade accounts receivable 5,094,000 17,639,000 (33,092,000)

Inventories 14,359,000 86,489,000 (25,248,000)

Refundable income taxes 3,801,000 (312,000) (3,489,000)

Deferred income taxes (70,000) 1,823,000 (604,000)

Other current assets (447,000) (865,000) (129,000)

Trade accounts payable (13,834,000) (53,582,000) 29,611,000

Accrued and other current liabilities (411,000) (92,000) 1,063,000

Net cash provided. by (used in)

operating activities 17,219,000 45,538,000 (23,277,000)

Investing Activities:

Purchase of equipment (3,014,000) (2,470,000) (4,767,000)

Purchase of businesses, net of cash acquired (1,466,000) (4,306,000) (659,000)

Purchase of distribution rights (867,000)

Net cash used in investing activities (4,480,000) (6,776,000) (6,293,000)

Financing Activities:

Net proceeds from (payments of) revolving bank debt (8,500,000) (22,500,000) (25,000,000)

Proceeds from short term bank debt of foreign subsidiary 700,000

Repayment of short term bank debt of foreign subsidiary (265,000)

Net proceeds from issuance of common stock 3,000 56,003,000

Tax benefit from stock awards and options 818,000

Purchase of treasury stock (27,000) (14,827,000) (222,000)

Net cash provided by (used in) financing activities (8,092,000) (37,324,000) 31,599,000

Effect of exchange rate changes on cash (599,000) (865,000) (119,000)

Increase in cash and cash equivalents 4,048,000 573,000 1,910,000

Cash and Cash Equivalents

Beginning of year 3,266,000 2,693,000 783,000

End of year $ 7,314,000 $ 3,266,000 $ 2,693,000

Supplemental Disclosures of

Cash Flow Information-

Cash paid (received) during the year for:

Interest $ 725,000 $ 956,000 $ 2,765,000

Income taxes (3,017,000) 316,000 3,545,000

Liabilities assumed in acquisitions 4,163,000 6,183,000

See notes to consolidated financial statements

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2000, 1999, and 1998

1. Summary Of Significant Accounting Policies

Principles of Consolidation-The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., and Intermaco S.R.L. (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

Description of Business-The Company is a wholesale distributor of microcomputers, computer peripheral products and wireless telephone products, serving value-added resellers and dealers in the United States and Latin America.

Strategic Plan, Risks and Uncertainties-The Company has incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past three fiscal years. To address these declines, Company management is pursuing a strategic plan to be implemented in fiscal 2001 that emphasizes increasing profit margins and reducing administrative and overhead costs. The goal of the strategic plan is to improve the Company's profitability, but there is no assurance that this plan will be successful. Failure to effectively implement the plan could adversely effect the Company's profitability and financial condition.

Numerous factors and conditions impact the Company's ability to adequately effect this strategic plan, including, but not limited to, the following:

    Continuation of distribution agreements - The Company operates under formal but cancellable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company's profit margin on the affected products.

    Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

    Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

    Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

    Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

    Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States (subject to certain terms and conditions).

    Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

    Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America are uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

    Availability of credit facilities - The Company has operated under a formal credit facility with a bank for many years that is subject to certain collateral limitations and contains certain compliance covenants (as more further described in Note 4). One of the most restrictive covenants requires the Company to maintain positive earnings before taxes, interest, depreciation and amortization on a quarterly basis. The Company has violated certain of the facility covenants in the past, but has been able to obtain waivers of such violations. In the event the Company borrows or requests to borrow under the credit facility and it fails to maintain covenant compliance, there is no assurance that waivers requested will be granted. At June 30, 2000 and through September 26, 2000, the Company has not borrowed under this credit facility.

    Cash flows - The Company's anticipated growth in Latin America may require additional capital infusion (in the form of equity from the parent company or debt borrowings by the subsidiary). Operating needs and regulatory matters restrict the Company's ability to repatriate cash flows to the United States.

Use of Estimates-The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents-Cash equivalents are short-term investments purchased with a maturity of three months or less.

Inventories-Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $7,852,000 at June 30, 2000 and $10,313,000 at June 30, 1999.

Property and Equipment-Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives, which generally range from three to seven years, of the related assets. Leasehold improvements are amortized ratably over the lesser of the useful lives of the improvements or the related lease terms.

Intangible Assets-Intangible assets consist primarily of goodwill and distribution rights. Goodwill represents the excess of the cost of acquired businesses over the fair value of net identifiable assets acquired and is amortized using the straight-line method principally over 30 years. Distribution rights have been amortized using the straight-line method over 25 to 30 years.

Impairment-The Company periodically reviews property and equipment and intangible assets for impairment based on judgments as to the future undiscounted cash flows from related operations. An impaired asset is written down to its estimated fair market value based on the information available; estimated fair market value is generally measured by discounting estimated future cash flows.

Foreign Currency Translation-The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of earnings.

Earnings Per Common Share (EPS)-Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent additional common shares assumed to be issued.

The Company's diluted EPS differs from basic EPS solely from the effect of dilutive stock options under the treasury stock method and unvested restricted stock awards. For the years ended June 30, 2000, 1999, and 1998 (fiscal 2000, 1999, and 1998, respectively) options for approximately 2,641,000, 1,678,000, and 1,602,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.

Recently Issued Accounting Pronouncements-In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income. SFAS 133, as amended, is effective for the Company's fiscal year beginning July 1, 2000. The Company believes that the adoption of this standard on July 1, 2000 will not have a material effect on its financial statements.

Fair Value of Financial Instruments-Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate their fair value.

2. Acquisitions

Business-In November 1998, the Company acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires based distributor of Hewlett-Packard products and other computer peripherals in Argentina, for approximately $4,417,000 in cash. The Company is required to pay additional amounts (either in cash or in Company common stock at the Company's option) to the sellers of Intermaco based on a multiple of Intermaco's net earnings, as defined, for the two succeeding twelve month periods subsequent to the acquisition commencing November 1, 1998. In February 2000, the Company paid the sellers of Intermaco $1,230,000 in cash and issued 400,000 shares of the Company's common stock valued at $800,000 as additional purchase amounts due under the purchase agreement for the twelve month earnings period ended October 31, 1999. These amounts were recorded as additional goodwill. Any amounts payable as a result of the second twelve month earnings period ending October 31, 2000 will be recorded as additional goodwill when determinable.

In December 1997, the Company acquired substantially all of the assets and assumed certain liabilities of Magna Distribuidora Ltda., a Brazilian distributor of microcomputers and related products ("Magna"), for approximately $1,802,000, consisting of 79,719 shares of common stock valued at $1,045,000 and cash of $757,000. The Company is required to pay additional amounts ("earn-out") to the sellers of Magna based on a multiple of Magna's net earnings, as defined, for the two succeeding twelve month periods subsequent to the acquisition commencing December 1997. No additional amounts have been paid based on the results (as initially calculated) of these two twelve month periods. Company management believes that no additional amounts are payable; however, the former owners of Magna have not agreed with the earn-out computation for the second twelve month period ended November 1999 and, as a result, such calculation is still under review.

These acquisitions have been accounted for using the purchase method of accounting. The allocation of purchase price for Intermaco and Magna have resulted in $4,945,000 and $758,000 of goodwill, respectively. As discussed in Note 3, the Company recorded an impairment charge during the third quarter of fiscal 1999 for the then remaining goodwill related to Magna.

The operating results of the acquired businesses are included in the Company's consolidated statements of earnings from their respective acquisition dates. The pro forma impact of business acquisitions on operations for fiscal 1999 and 1998 was not material.

Distribution Rights-On June 30, 1997, as a result of a transaction with Globelle, a wholesale distributor of microcomputers and related products, the Company acquired certain domestic distribution rights (principally for certain Hewlett-Packard products) and equipment for $12,992,000 in cash. The Company paid Globelle an additional $867,000 in fiscal 1998 for certain other domestic distribution rights. These rights were considered impaired and substantially written down during fiscal 1999, as discussed in Note 3.

3. Long-Term Assets

Long-term assets are comprised of the following:

June 30,

2000 1999

Property and equipment:

Furniture and equipment $ 13,541,000 $ 10,709,000 Leasehold improvements 1,813,000 1,617,000 Other 164,000 207,000 15,518,000 12,533,000 Less accumulated depreciation 7,691,000 5,539,000 $ 7,827,000 $ 6,994,000

Intangibles:

Goodwill $ 12,104,000 $ 9,852,000

Distribution rights 226,000 226,000

12,330,000 10,078,000 Less accumulated amortization 1,314,000 955,000 $ 11,016,000 $ 9,123,000

Approximately $4,927,000 and $2,721,000 of all long-term assets at June 30, 2000 and 1999, respectively, relate to the Company's subsidiary Intermaco S.R.L., in Argentina. Amortization expense of intangibles was $373,000, $888,000 and $749,000 in the years ended June 30, 2000, 1999, and 1998, respectively.

The Company recorded impairment charges aggregating $15,386,000 during the year ended June 30, 1999 for the following:

- As a result of declining U.S. sales, the Company reviewed the intangible assets related to distribution rights acquired in June 1997 from Globelle for possible impairment. This evaluation resulted in a $11,994,000 writeoff, and in some cases writedown, of these rights to their estimated fair value (based on estimated future associated cash flows).

- In response to the poor operating performance realized at SED Magna Distribuidora Ltda. in Brazil since its December 1997 acquisition and risks inherent in its future operations, the Company recorded an impairment charge of $738,000 for the write-off of the goodwill related to this entity (as this goodwill does not appear to be recoverable).

- Property and equipment was reviewed and written down by $2,654,000 primarily for computer equipment and capitalized software costs.

  Bank Debt

Revolving Bank Debt -The Company has a credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended in August 1999, which provides for borrowing under a line of credit of up to $50.0 million. At June 30, 2000, the Company had no borrowings outstanding under this facility ($8.5 million of borrowings were outstanding at June 30, 1999). Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $17.0 million reserve (this reserve was $15.0 million prior to March 2000). This reserve can be drawn upon, if necessary, to finance obligations to Finova Capital Corporation, which finances the Company's purchases from certain vendors. Available borrowings under this agreement at June 30, 2000, based on collateral limitations, were $23.3 million ($17.0 million of which would only be available to finance obligations due to Finova, if necessary).

The Wachovia credit agreement is secured by accounts receivable and inventory of SED International, Inc. and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at Wachovia's prime rate (9.5% at June 30, 2000) or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .25% of the unused commitment and expires in August 2001. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2000 were $4.5 million, $19.0 million and 8.60%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 1999 were $7.2 million, $32.0 million and 8.12%, respectively. At December 31, 1999 the Company was not in compliance with an agreement covenant; however, the Company subsequently obtained a waiver of such covenant. At June 30, 2000 the Company was in compliance with all covenants.

Subsidiary Bank Debt - In November 1999, the Company's subsidiary, SED International do Brasil, entered into a $4.8 million line of credit agreement with a Brazilian bank. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreement is secured by the subsidiary's accounts receivable and requires the maintenance of certain financial ratios. At June 30, 2000 there were no outstanding borrowings under this line of credit. Average borrowings, maximum borrowings and the weighted average monthly interest rate under this loan agreement for fiscal 2000 were $1.3 million, $3.5 million and 2.02%, respectively. The credit agreement remains effective until terminated by either party.

In May 2000, the Company's subsidiary, SED International de Colombia Ltda., entered into a six month loan with a Colombian bank. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreement is secured by a savings deposit of $700,000 held in a bank in the United States. At June 30, 2000, the Company had $435,000 of borrowings outstanding under this facility. Average borrowings, maximum borrowings and the weighted average monthly interest rate under this loan agreement for fiscal 2000 were $109,000, $700,000 and 2.12%, respectively.

The carrying value of all bank debt at June 30, 2000 and 1999 approximates its fair value based on interest rates that are believed to be available to the Company for debt with similar provisions.

5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets are as follows:

June 30,

2000 1999

U.S. federal and state operating loss carryforwards $ 8,460,000 $ 9,240,000

Foreign operating loss carryforwards 2,175,000 2,046,000

Reserves not currently deductible 1,654,000 2,237,000

Other 302,000 170,000

Valuation allowance (12,231,000) (13,403,000)

$ 360,000 $ 290,000

At June 30, 2000, the Company has gross net operating loss carryforwards for federal and state income tax purposes in the United States of approximately $19 million and $30 million, respectively, expiring at various dates through 2019 and gross net operating loss carryforwards for income tax purposes in Brazil of approximately $6.6 million which generally do not expire. At June 30, 2000 and 1999, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco S.R.L., as there is no assurance that these assets will be realized.

Components of income tax expense (benefit) are as follows:

Year Ended June 30,

2000 1999 1998

Current:

Federal $ (2,795,000) $ 914,000

State (252,000) 47,000

Foreign $ 648,000 128,000

648,000 (2,919,000) 961,000

Deferred:

Federal 1,203,000 (552,000)

State 313,000 (52,000)

Foreign (70,000) (4,000)

(70,000) 1,512,000 (604,000)

$ 578,000 $ (1,407,000) $ 357,000

Income tax benefits relating to the exercise of employee stock awards and options reduce taxes currently payable and are credited to additional paid-in capital. Such amounts approximated $818,000 for fiscal 1998.

The Company's effective tax rates differ from statutory rates as follows:

Year Ended June 30,

2000 1999 1998

Statutory federal rate (benefit) 34.0% (34.0)% 34.0%

State income taxes net of

federal income tax benefit 3.6 0.1 28.4

Non-deductible goodwill

amortization 3.6 1.0 82.4

Valuation allowance (51.6) 24.7 163.7

Other 35.9 .2 4.6 41.5

25.5% (3.6)% 350.0%

The valuation allowance increased (decreased) during fiscal 2000, 1999 and 1998 by $(1,172,000), $13,074,000, and $329,000, respectively.

6. Lease Obligations

SED International leases its main office facility under an operating lease with an entity owned by certain minority shareholders of the Company. This lease, as of October 2000, provides for an annual rent of $260,000 with annual increases of three percent through September 2006. The Company leases additional distribution center and sales office space under other operating leases. Rent expense under all operating leases for the years ended June 30, 2000, 1999, and 1998 was $1,736,000, $2,573,000, and $2,090,000, respectively.

The Company is obligated under lease agreements for its closed Harrisburg distribution center and portions of other distribution centers which are not being utilized by the Company. Most of such distribution space has been sublet to third parties. Sublease rental income was $240,000 and $127,000 for the years ended June 30, 2000 and 1999, respectively.

As of June 30, 2000, future minimum rental commitments under noncancelable operating leases and rental income under sublease agreements are:

Future Sublease

Year Ending June 30, Rent Rental Income

2001 $ 1,945,000 $ 666,000

2002 1,209,000 478,000

2003 652,000 172,000

2004 283,000

2005 291,000

2006 and thereafter 376,000

$ 4,756,000 $ 1,316,000

7. Shareholders' Equity

Common Stock-In October 1997 the Company issued 3,000,000 shares of its common stock for proceeds of $54,395,000, net of offering costs of $955,000. During fiscal years 2000, 1999, and 1998, the Company repurchased 10,165, 3,946,250, and 20,018 shares, respectively, of its common stock in open market and private transactions for $27,000, $14,827,000, and $222,000, respectively.

Stock Options-The Company maintains stock option plans under which 2,840,001 shares of common stock have been reserved at June 30, 2000 for outstanding and future incentive and nonqualified stock option grants as well as stock awards to officers and key employees. In September 2000, the Company's directors reseved an additional 1,000,000 shares under one of the stock option plans. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 10% to 50% per year. Upon the occurrence of a "change of control" (as defined), all outstanding options become immediately exercisable.

Stock option activity and related information under these plans is as follows:

Weighted

Average

Shares Exercise Price

Shares under options at June 30, 1997 1,427,786 $ 6.02

Granted 318,700 13.94

Exercised (193,506) 5.70

Canceled (32,945) 8.46

Shares under options at June 30, 1998 1,520,035 7.66

Granted 225,550 4.10

Exercised (400) 7.50

Canceled (178,350) 4.89

Shares under options at June 30, 1999 1,566,835 4.87

Granted 1,258,050 3.01

Exercised

Canceled (313,600) 3.69

Shares under options at June 30, 2000 2,511,285 5.09

Option exercisable at June 30:

1998 32,039 $ 5.72

1999 737,115 4.95

2000 961,135 4.91

Additionally, since 1992, the Board of Directors has granted vested nonqualified options to purchase 213,000 shares of common stock to certain directors of the Company at exercise prices ranging from $5.00 to $15.25 (fair market value of the Company's common stock at date of grant). Such options expire 10 years from the date of grant. Options to purchase 10,000 shares of common stock by a director were forfeited during fiscal 1997. Options to purchase 61,500 shares of common stock were exercised by certain directors at a weighted average price of $7.73 during fiscal 1998. At June 30, 2000, 141,500 options granted to directors of the Company were outstanding and exercisable at a weighted average exercise price of $4.54.

The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2000:

Outstanding Options Exercisable Options

Weighted

Average Weighted

Remaining Average Average

Range of Number Contractual Exercise Number Exercise

Exercise Prices Outstanding Life (Years) Price Exercisable Price

$2.63-$4.56 1,239,500 2.28 $3.10 54,000 $2.63

$4.89-$5.06 1,413,285 1.83 $5.00 1,048,635 $4.98

Fair Value-The weighted average fair value of options granted in fiscal 2000, 1999, and 1998 was $1.90, $2.52, and $8.61, respectively, using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,

2000 1999 1998

Dividend yield 0.0% 0.0% 0.0%

Expected volatility 57.0% 58.4% 55.5%

Risk free interest rate 5.9% 5.1% 5.9%

Expected life, in years 6.9 6.6 6.8

Had compensation cost for grants under the Company's stock option plans in fiscal 2000, 1999, and 1998 been determined based on the fair value at the date of grant consistent with the method of SFAS 123, the Company's pro forma net earnings (loss) and net earnings (loss) per share would have been as follows:

Year Ended June 30,

2000 1999 1998

Pro forma net earnings (loss) $ 143,000 $ (39,027,000) $(1,075,000)

Pro forma net earnings (loss) per common share:

Basic $ .02 $ (4.49) $ (.11)

Diluted $ .02 $ (4.49) $ (.11)

Results may vary depending on the assumptions within the model.

Restricted Stock- The Company's stock option plan extablished in 1988 permited the grant of restricted stock awards to officers, key employees and directors. Individual awards under this plan vest generally after three to ten years. At June 30, 2000, no shares of common stock were available for issuance under this 1988 plan. The Company's stock option plan established in 1999 also permits the grant of restricted stock awards. Awards which have been granted under this 1999 plan vest ratably over two years. Restricted stock activity is as follows:

Year Ended June 30,

2000 1999 1998

Shares of restricted stock

beginning of year 337,900 67,200 92,500

Issued 150,000 280,000 16,600

Vested (47,500) (30,000)

Canceled (31,400) (9,300) (11,900)

Shares of restricted stock

end of year 409,000 337,900 67,200

The value of restricted stock awards is determined using the market price of the Company's common stock on the grant date and is amortized over the vesting period. The unamortized portion of such awards is deducted from stockholders' equity.

Stockholder Rights Agreement-In October 1996, the Company adopted a stockholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of 12% or more of the Company's common stock or announces or commences a tender or exchange offer that could result in 12% ownership (the "Change Date"). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power and, until exercisable, no dilutive effect on net earnings per common share. The rights expire in October 2006 and are redeemable at the discretion of the Company's Board of Directors at $.01 per right.

8. Employee Benefit Plan

SED International, Inc. maintains a voluntary retirement benefit program, the Southern Electronics Distributors, Inc. 401(k) Plan. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. SED International, Inc. matches a portion of employee contributions to the plan. Employees are immediately vested in their own contributions. Vesting in SED International, Inc.'s matching contributions is based on years of continuous service. SED International, Inc.'s matching contribution expense for the years ended June 30, 2000, 1999, and 1998 was $137,000, $142,000, and $114,000, respectively.

9. Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America. Financial information by geographic region is as follows:

United States Latin America Eliminations Consolidated

Fiscal 2000

Net sales:

Unaffiliated customers $ 487,370,000 $ 122,079,000 $ 609,449,000

Foreign subsidiaries 3,528,000 $ (3,528,000)

Total $ 490,898,000 $ 122,079,000 $ (3,528,000) $ 609,449,000

Gross profit $ 26,265,000 $ 13,761,000 $ 40,026,000

Income (loss) from operations 1,692,000 1,033,000 2,725,000

Total assets at year-end 107,716,000 35,327,000 (21,724,000) 121,319,000

Fiscal 1999

Net sales:

Unaffiliated customers $ 624,690,000 $ 82,880,000 $ 707,570,000

Foreign subsidiaries 7,362,000 $ (7,362,000)

Total $ 632,052,000 $ 82,880,000 $ (7,362,000) $ 707,570,000

Gross profit $ 23,090,000 $ 8,138,000 $ 31,228,000

Income (loss) from operations (33,588,000) (4,996,000) (38,584,000)

Total assets at year-end 128,379,000 28,882,000 (16,171,000) 141,090,000

Fiscal 1998

Net sales:

Unaffiliated customers $ 867,986,000 $ 24,643,000 $ 892,629,000

Foreign subsidiaries 2,129,000 $ (2,129,000)

Total $ 870,115,000 $ 24,643,000 $ (2,129,000) $ 892,629,000

Gross profit $ 41,587,000 $ 2,969,000 $ (17,000) $ 44,539,000

Income (loss) from operations 3,237,000 (390,000) (17,000) 2,830,000

Total assets at year-end 254,626,000 15,326,000 (3,387,000) 266,565,000

Sales of products between the Company's geographic regions are made at market prices. Net sales in Brazil (included in Latin America net sales in the table above) aggregated $81,351,000, $49,403,000 and $24,463,000 during fiscal 2000, 1999 and 1998, respectively. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

Microcomputer Wireless Telephone

Year Ended June 30, Products Products Total

2000 $ 520,984,000 $ 88,465,000 $ 609,449,000

1999 612,847,000 94,723,000 707,570,000

1998 785,514,000 107,115,000 892,629,000

Approximately 43.8% and 37.7% of the Company's net sales in the United States in the fiscal years ended June 30, 2000 and 1999, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina. For the year ended June 30, 1998 approximately 40.8% of the Company's net sales in the United States were to customers for export principally into Latin America.

10. Significant Vendors

During the years ended June 30, 2000 and 1999, the Company purchased approximately 18.7% and 21.0%, respectively, of its product from one vendor. During the year ended June 30, 1998, the Company purchased approximately 39% of its product from three vendors.

11. Supplemental Disclosures

An analysis of allowances for doubtful accounts is as follows:

Balance at Charged to Charged to Balance at

Beginning Costs and to Other End

Year Ended June 30, of Period Expenses Deductions(1) Account(2) of Period

2000 $3,253,000 $3,808,000 $ (3,300,000) $ $3,761,000

1999 2,362,000 13,622,000 (13,091,000) 360,000 3,253,000

1998 1,102,000 5,911,000 (4,813,000) 162,000 2,362,000

  Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

(2) Represents balances of acquired businesses.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Deloitte & Touche LLP ("D&T") has served as the Company's independent accountant through the year ended June 30, 2000. On September 7, 2000, D&T notified the Company that they declined to stand for reappointment as the Company's independent accountant after completion of their audit of the Company's consolidated financial statements for the year ended June 30, 2000.

During the Company's fiscal years ended June 30, 1999 and 2000 (the "Past Two Fiscal Years"), there were no disagreements with D&T on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with their report.

D&T's reports on the Company's consolidated financial statements for the Past Two Fiscal Years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Past Two Fiscal Years there were no reportable events as defined by Item 304(a)(i)(v) of Regulation S-K.

The Company has requested D&T to furnish a letter, addressed to the Securities and Exchange Commission, stating whether D&T agrees or disagrees with the statements made by the Company under this item. D&T's letter is included as an exhibit to this Form 10-K in accordance with paragraph (a)(3) of Item 304 of Regulation S-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Proposal 1 - Election of Directors" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2000 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 9, 2000.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the sections of the Proxy Statement entitled "Proposal 1 - Election of Directors" and "Executive Compensation" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2000 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 9, 2000.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Ownership of Shares" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2000 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 9, 2000.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2000 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 9, 2000.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of the Registrant's independent auditors thereon, are filed herewith.

- Independent Auditors' Report

- Consolidated Balance Sheets at June 30, 2000 and 1999

    Consolidated Statements of Operations for the years ended June 30, 2000, 1999 and 1998

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows for the years ended June 30, 2000, 1999, and 1998

    Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

- Schedules:

Schedule II regarding Valuation and Qualifying accounts is filed herewith under "Supplemental Disclosures" in Note 11 of the notes to consolidated financial statements

Schedules other than the schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit

Number Description

3.1 Articles of Incorporation of the Registrant.(1)

3.2 Bylaws of the Registrant.(2)

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

10.6 Third Amendment dated July 17, 1992 to Southern Electronics Corporation 1986 Stock Option Plan.(10)/*/

10.7 Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(11)/*/

10.8 First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan.(12)/*/

10.9 Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan.(13)/*/

10.10 Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement. (14)/*/

10.11 First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan.(15)/*/

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

10.39 Form of Indemnification Agreement entered into with each of the officers of the Registrant and the Registrant. (42)/*/

10.40 Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International. (43)

16 Letter regarding change in certifying accountant.

21 Subsidiaries of the Registrant.

23 Independent Auditors' Consent.

24 Power of Attorney (see signature page to this Registration Statement).

27 Financial Data Schedule.

__________________________

/*/Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1) Incorporated herein by reference to Exhibit 3.1 to the Registrant's 1999 Form 10-K.

(2) Incorporated herein by refernece to Exhibit 3.2 to the Registrant's 1999 Form 10-K.

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

(33) Incorporated herein by reference to Exhibit 10.48 to Registrant's 1998 Form 10-K.

(34) Incorporated herein by reference to Exhibit 10.49 to Registrant's 1998 Form 10-K.

(35) Incorporated heren by reference to Exhibit 10.39 to Registratn's 1999 Form 10-K.

(36) Incorporated herein by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

(37) Incorporated herein by reference to Exhibit 10.34 of Registrant's 1999 Form 10-K.

(38) Incorporated herein by reference to Exhibit 10.35 of Registrant's 1999 Form 10-K.

(39) Incorporated herein by reference to Exhibit 10.36 of Registrant's 1999 Form 10-K.

(40) Incorporated herein by reference to Exhibit 10.37 of Registrant's 1999 Form 10-K.

(41) Incorporated herein by reference to Exhibit 10.38 of Registrant's 1999 Form 10-K.

(42) Incorporated herein by reference to Exhibit 10.39 of Registrant's 1999 Form 10-K.

(43) Incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to the Registrant's Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SED File No. 0-16345).

(b) Reports on Form 8-K.

The Company filed a current report on Form 8-K on September 19, 2000 disclosing under Item 4 that its outside accounting firm, Deloitte Touche, LLP ("D&T") had declined to stand for re-election as the Company's outside auditors for the Company's 2001 fiscal year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

Date: September 28, 1999 By: /s/ Larry G. Ayers

Larry G. Ayers

Vice President - Finance, Chief Financial Officer,

Secretary and Treasurer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gerald Diamond, Mark Diamond, and Larry G. Ayers, and any of them, as his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of SED International Holdings, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and other appropriate agencies, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 28th day of September, 1999.

/s/ Gerald Diamond

Gerald Diamond

Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

[Signatures continued on following page]

/s/ Larry G. Ayers

Larry G. Ayers

Vice President - Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer) and Director

/s/ Stewart I. Aaron

Stewart I. Aaron

Director

/s/ Joel Cohen

Joel Cohen

Director

/s/ Melvyn I. Cohen

Melvyn I. Cohen

Director

/s/ Mark Diamond

Mark Diamond

President, Chief Operating Officer and Director

/s/ Cary Rosenthal

Cary Rosenthal

Director