Form 10-Q
period 2000-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2000-11-08
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Not applicable

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At October 31, 2000, there were 7,374,888 shares of Common Stock, $.01 par value, outstanding.

SED International Holdings, Inc.

And Subsidiaries

INDEX

Page

PART I FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets 2

Condensed Consolidated Statements of Income 3

Condensed Consolidated Statements of Shareholders'

Equity 4

Condensed Consolidated Statements of Cash Flows 5

Notes to Condensed Consolidated Financial

Statements 6-8

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 9-11

PART II OTHER INFORMATION

Item 1 - Legal Proceedings 12

Item 2 - Changes in Securities and Use of Proceeds 12

Item 3 - Default Upon Senior Securities 12

Item 4 - Submission of Matters to a Vote of Security

Holders 12

Item 5 - Other Information 12

Item 6 - Exhibits and Reports on Form 8-K 12

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, June 30,

ASSETS 2000 2000

(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents $ 5,539,000 $ 7,314,000

Trade accounts receivable, net 52,551,000 49,183,000

Inventories 46,504,000 42,733,000

Deferred income taxes 360,000 360,000

Other current assets 3,728,000 2,886,000

TOTAL CURRENT ASSETS 108,682,000 102,476,000

PROPERTY AND EQUIPMENT, net 7,518,000 7,827,000

INTANGIBLES, net 10,921,000 11,016,000

___________ ____________

$127,121,000 $121,319,000

September 30, June 30,

LIABILITIES AND SHAREHOLDERS' EQUITY 2000 2000

(Unaudited)

CURRENT LIABILITIES:

Trade accounts payable $ 60,969,000 $ 55,076,000

Accrued liabilities 6,671,000 6,994,000

Short term subsidiary bank debt 4,192,000 3,900,000

TOTAL CURRENT LIABILITIES: 71,832,000 65,970,000

REVOLVING BANK DEBT

SHAREHOLDERS' EQUITY:

Preferred Stock

129,500 shares authorized, none issued

Common stock, $.01 par value; 100,000,000

shares authorized; 11,126,911 shares

issued; and 7,374,888 shares

outstanding 112,000 112,000

Additional paid-in capital 71,579,000 71,579,000

Retained earnings 2,696,000 2,621,000

Accumulated other comprehensive loss (1,802,000) (1,583,000)

Treasury stock, at cost 3,752,023 shares (16,550,000) (16,550,000)

Prepaid compensation - stock awards (746,000) (830,000)

55,289,000 55,349,000

$127,121,000 $121,319,000

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended

September 30,

2000 1999

NET SALES $133,014,000 $186,644,000

COST AND EXPENSES

Cost of sales including buying

and occupancy expenses 124,402,000 175,523,000

Selling, general, and administrative expenses 8,331,000 10,182,000

132,733,000 185,705,000

OPERATING INCOME 281,000 939,000

INTEREST EXPENSE, net 107,000 89,000

EARNINGS BEFORE INCOME TAXES 174,000 850,000

INCOME TAXES 99,000 250,000

NET EARNINGS $ 75,000 $ 600,000

NET EARNINGS PER COMMON SHARE:

Basic $.01 $.09

Diluted .01 .09

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic 6,966,000 6,529,000

Diluted 7,374,000 6,529,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS' EQUITY

(Unaudited)

Accumulated

Common Stock Additional Other Prepaid Total

Par Paid-In Retained Comprehensive Treasury Stock Compensation Shareholders'

Shares Value Capital Earnings Loss Shares Cost Stock Awards Equity

BALANCE, June 30, 2000 11,126,911 $112,000 $ 71,579,000 $2,621,000 $(1,583,000) 3,752,023 $(16,550,000) $ (830,000) $55,349,000

Amortization of

stock awards 84,000 84,000

Net earnings 75,000 75,000

Translation

adjustments (219,000) (219,000)

Comprehensive

earnings (loss) (1) (144,000)

BALANCE, September 30, 2000 11,126,911 $112,000 $ 71,579,000 $ 2,696,000 $(1,802,000) 3,752,023 $(16,550,000) $ (746,000) $55,289,000

(1) Comprehensive earnings for the quarter ended September 30, 1999 were $191,000.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended

September 30,

2000 1999

OPERATING ACTIVITIES:

Net earnings $ 75,000 $ 600,000

Adjustments to reconcile net earnings

to net cash provided by

operating activities:

Depreciation and amortization 689,000 590,000

Compensation - stock awards 84,000 209,000

Changes in assets and liabilities (2,424,000) 2,134,000

Net cash (used in) provided by

operating activities (1,576,000) 3,533,000

INVESTING ACTIVITIES:

Purchases of equipment (272,000) (800,000)

Net cash used in investing activities (272,000) (800,000)

FINANCING ACTIVITIES:

Proceeds from short-term bank debt of

foreign subsidiaries, net 292,000 -

Net cash provided by financing activities 292,000 _______ -_

EFFECT OF EXCHANGE RATE CHANGES ON CASH (219,000) (409,000)

NET (DECREASE) INCREASE IN CASH

AND CASH EQUIVALENTS (1,775,000) 2,324,000

CASH AND CASH EQUIVALENTS, beginning of period 7,314,000 3,266,000

CASH AND CASH EQUIVALENTS, end of period $5,539,000 $5,590,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2000 and 1999

A. Interim Financial Statements

The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Ltda. (formerly SED Magna Distribuidora Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended September 30, 2000 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto, including the Strategic Plan, Risks and Uncertainties section contained in Note 1, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2000.

Certain June 30, 2000 balance sheet amounts have been reclassified for comparative purposes.

B. Bank Debt

During the quarter ended September 30, 2000, the Company was not in compliance with certain covenants under the Wachovia Bank N.A. credit agreement; however, the credit agreement was amended and restated, and accordingly, the event of non-compliance was waived and cured. The Company had no outstanding borrowings under this agreement at September 30, 2000 and June 30, 2000.

Following is a summary of the Company's short-term subsidiary bank debt:

September 30, June 30,

2000 2000____

SED International do

Brazil Ltda. $4,087,000 $3,465,000

SED International de

Colombia Ltda. 105,000 435,000

$4,192,000 $3,900,000

The weighted average monthly rates for the quarter ended September 30, 2000 were 1.63% in Brazil and 1.55% in Colombia.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2000 and 1999

(continued)

  Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

For the three months ended United States Latin America Eliminations Consolidated

September 30, 2000

Net sales:

Unaffiliated customers $ 95,828,000 $37,186,000 $133,014,000

Foreign subsidiaries 769,000 $ (769,000)

Total $ 96,597,000 $37,186,000 $ (769,000) $133,014,000

Gross profit $ 5,127,000 $ 3,485,000 $ 8,612,000

Net (loss) income (4,000) 79,000 75,000

Total assets $103,173,000 $35,504,000 $(11,556,000) $127,121,000

For the three months ended

September 30, 1999

Net sales:

Unaffiliated customers $155,388,000 $31,256,000 $186,644,000

Foreign subsidiaries 1,254,000 $ (1,254,000)

Total $156,642,000 $31,256,000 $ (1,254,000) $186,644,000

Gross profit $ 7,382,000 $ 3,761,000 $ (22,000) $ 11,121,000

Net (loss) income (5,000) 627,000 (22,000) 600,000

Total assets $154,952,000 $31,902,000 $(20,767,000) $166,087,000

Sales of products between the Company's geographic regions are made at market prices. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the three months Microcomputer Wireless Telephone

ended September 30, Products Products Total

2000 $120,937,000 $12,077,000 $133,014,000

1999 156,642,000 30,002,000 186,644,000

Approximately 48.8% and 41.2% of the Company's net sales in the United States for the three months ended September 30, 2000 and 1999, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLDIATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2000 and 1999

(continued)

D. Recently Issued Accounting Pronouncements

The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs. The issue addresses the income statement classification for shipping and handling fees and costs by companies that record revenue based on the gross amount billed to customers under EITF Issue No. 99-19 Reporting Revenue Gross as Principal versus Net as an Agent. Upon application of the consensus, which is required for the Company in the fourth quarter of fiscal 2001, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not completed its analysis of the impact that Issue 00-10 may have on the classifications in the statements of income, if any.

The Emerging Issues Task Force (the "Task Force") of the Financial Accounting Standards Board reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. If the amount cannot be reliably estimated, it should be assumed that all customers will request a refund. When recognized, a cash incentive should be classified as a reduction of revenue. Upon application of the consensus, which is required for the Company in the fourth quarter of fiscal 2001, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not completed its analysis of the impact that Issue 00-14 may have on the classifications in the statements and income, if any.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 Compared to Three Months Ended

September 30, 1999

Net sales decreased 28.7%, or $53.6 million, to $133.0 million in the first quarter ended September 30, 2000 compared to $186.6 million in the first quarter ended September 30, 1999. Information concerning the Company=s domestic and foreign sales is summarized below:

Three Months Ended

September 30, Change

2000 1999 Amount Percent

United States:

Domestic $ 68.1 $109.8 $(41.7) (38.0)

Export 28.4 46.8 (18.4) (39.3)

Latin America 37.2 31.3 5.9 18.8

Elimination (.7) (1.3) .6 N/A

Consolidated $133.0 $186.6 $(53.6) (28.7)

The overall decline resulted from a decrease in United States domestic net sales, a decline in net sales to customers for export principally to Latin America, offset by a net increase in in-country net sales for Brazil (Magna Distribuidora Ltda., acquired in December 1997 and now operating as SED International do Brasil Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L., acquired in November 1998).

The decrease in sales in the United States was primarily due to lower sales of printers, computer processors, and wireless products. The increase in sales in Latin America was generally across all product categories. Sales of microcomputer products represented approximately 90.9% of the Company=s first quarter net sales compared to 83.9% for the same period last year. Sales of wireless telephone products accounted for approximately 9.1% of the Company =s first quarter net sales compared to 16.1% for the same period last year.

Gross profit decreased to $8.6 million in the first quarter ended September 30, 2000 compared to $11.1 million in the first quarter ended September 30, 1999. Gross profit as a percentage of net sales increased to 6.5% in the first quarter ended September 30, 2000 from 6.0% in the first quarter ended September 30, 1999. The change in gross profit as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Selling, general and administrative expenses decreased $1.9 million to $8.3 million in the first quarter ended September 30, 2000, compared to $10.2 million in the first quarter ended September 30, 1999. These expenses as a percentage of net sales increased to 6.3% in the first quarter ended September 30, 2000 compared to 5.5% in the first quarter ended September 30, 1999. The dollar decrease in selling, general and administrative expenses is principally due to lower provisions for accounts receivable losses and lower employee expenses in the September 2000 quarter.

Net interest expense was $0.1 million in the first quarter ended September 30, 2000 compared to interest expense of $0.1 million in the first quarter ended September 30, 1999.

Income tax expense was $0.1 million in the first quarter ended September 30, 2000 compared to an income tax of $0.3 million in the first quarter ended September 30, 1999. The higher effective income tax rate primarily relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

Liquidity and Capital Resources

The Company=s liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements, and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. As the Company pursues its growth strategy and acquisition opportunities both in the United States and in Latin America, management believes that exchange controls in certain countries may limit the ability of the Company=s present and future subsidiaries outside the United States to make payments to the Company.

Operating activities used $1.6 million in the three months ended September 30, 2000. The use of cash in the three months ended September 30, 2000 resulted primarily from increases of $3.4 million in accounts receivable and $3.8 million in inventory, offset by a $5.9 million increase in accounts payable.

Investing activities used $.3 million in the three months ended September 30, 2000 to purchase equipment and software.

Financing activities provided $.3 million in the three months ended September 30, 2000 resulting from net bank borrowings by its foreign subsidiaries.

Management believes that the Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements together with vendor lines of credit, and internally generated funds will be sufficient to satisfy its working capital needs.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Financial Instruments

The functional currency for the Company=s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity.

Forward-Looking Information

The matters discussed herein contain certain forward-looking statements that represent the Company's expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans and non-historical Year 2000 information. When used by or on behalf of the Company, the words "may ,"could,""should,""would,""believe,""anticipate,""estimate," "intend," " plan," and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company's control. The Company cautions that various factors, including the factors described under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) as well as general economic conditions and industry trends, foreign currency fluctuations, the level of acquisition opportunities available to the Company and the Company's ability to negotiate the terms of such acquisition on a favorable basis, a dependence upon and/or loss of key vendors or customers, the transition to indirect distribution relationships for some products, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

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

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

Shareholders who desire the Company to include notice of a matter in the Company's Proxy Statement for its 2001 Annual shareholders' Meeting under Rule 14a-4 of the Securities Exchange Act of 1934 and the bylaws of the Company must submit notice to the Company's Secretary no later than June 6, 2001 and must otherwise comply with the rules and regulations of the Securities and Exchange Commission applicable to Shareholder Proposals.

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit

Number Description

    First Amendment to Second Amended and Restated Credit Agreement with Wachovia Bank, N.A. dated September 29, 2000

10.2 First Amendment to Employment Agreement between Mark Diamond and SED International, Inc. dated March 8, 2000

27.1 Financial Data Schedule

b) Reports on Form 8-K

The Company filed a current report on Form 8-K on September 19, 2000 disclosing under Item 4 that its independent accounting firm, Deloitte Touche, LLP had declined to stand for reelection as the Company's independent accountant for the Company's 2001 fiscal year.

The Company filed a current report on Form 8-K on October 18, 2000 disclosing under Item 4 that it had engaged Ernst & Young, LLP as its new independent accountant as of October 18, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

November 8, 2000 /s/Gerald Diamond

Gerald Diamond

Chief Executive Officer and

Chairman of the Board

(Principal Executive Officer)

November 8, 2000 /s/Larry G. Ayers

Larry G. Ayers

Vice President-Finance and

Treasurer

(Principal Accounting Officer)