Form 10-Q
period 2000-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2001-02-02
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File Number 0-16345

SED International Holdings, Inc.

(Exact name of Registrant as specified in its charter)

GEORGIA 22-2715444

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

4916 North Royal Atlanta Drive, Tucker, Georgia 30085

(Address of principal executive offices) (Zip code)

(770) 491-8962_____________

(Registrant's telephone number, including area code)

Not applicable__________________

(Former name, former address and former fiscal year,

if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

At January 31, 2001, there were 7,374,388 shares of Common Stock, $.01 par value, outstanding.

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

Financial Condition and Results of Operations 10-13

Item 3 - Quantitative and Qualitative Disclosures about

Market Risk 14

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings 14

Item 2 - Changes in Securities and Use of Proceeds 14

Item 3 - Default Upon Senior Securities 14

Item 4 - Submission of Matters to a Vote of Security

Holders 14

Item 5 - Other Information 14

Item 6 - Exhibits and Reports on Form 8-K 15

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

December 31, June 30,

ASSETS 2000 2000

(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents $ 5,751,000 $ 7,314,000

Trade accounts receivable, net 49,029,000 49,183,000

Inventories 51,694,000 42,733,000

Deferred income taxes 360,000 360,000

Other current assets 3,330,000 2,886,000

TOTAL CURRENT ASSETS 110,164,000 102,476,000

PROPERTY AND EQUIPMENT, net 7,109,000 7,827,000

INTANGIBLES, net 10,815,000 11,016,000

___________ ____________

$128,088,000 $121,319,000

December 31, June 30,

LIABILITIES AND SHAREHOLDERS' EQUITY 2000 2000

(Unaudited)

CURRENT LIABILITIES:

Trade accounts payable $ 63,961,000 $ 55,076,000

Accrued liabilities 6,394,000 6,994,000

Short term subsidiary bank debt 2,274,000 3,900,000

TOTAL CURRENT LIABILITIES: 72,629,000 65,970,000

REVOLVING BANK DEBT

SHAREHOLDERS' EQUITY:

Preferred Stock

129,500 shares authorized, none issued

Common stock, $.01 par value; 100,000,000

shares authorized; 11,126,411 shares

issued; and 7,374,888 shares

outstanding 112,000 112,000

Additional paid-in capital 71,577,000 71,579,000

Retained earnings 2,926,000 2,621,000

Accumulated other comprehensive loss (1,944,000) (1,583,000)

Treasury stock, at cost 3,752,023 shares (16,550,000) (16,550,000)

Prepaid compensation - stock awards (662,000) (830,000)

55,459,000 55,349,000

$128,088,000 $121,319,000

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended Six Months Ended

December 31, December 31,

2000 1999 2000 1999

NET SALES $131,645,000 $149,452,000 $264,659,000 $336,096,000

COST AND EXPENSES

Cost of sales including buying

and occupancy expenses 122,580,000 139,231,000 246,982,000 314,754,000

Selling, general, and administrative expenses 8,387,000 9,538,000 16,718,000 19,720,000

130,967,000 148,769,000 263,700,000 334,474,000

OPERATING INCOME 678,000 683,000 959,000 1,622,000

INTEREST EXPENSE, net 288,000 290,000 395,000 379,000

EARNINGS BEFORE INCOME TAXES 390,000 393,000 564,000 1,243,000

INCOME TAXES 160,000 118,000 259,000 368,000

NET EARNINGS $ 230,000 $ 275,000 $ 305,000 $ 875,000

NET EARNINGS PER COMMON SHARE:

Basic $.03 $.04 $.04 $.13

Diluted .03 .04 .04 .13

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic 7,041,000 6,544,000 7,003,000 6,537,000

Diluted 7,041,000 6,544,000 7,208,000 6,537,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS' EQUITY

(Unaudited)

Accumulated

Common Stock Additional Other Prepaid Total

Par Paid-In Retained Comprehensive Treasury Stock Compensation Shareholders'

Shares Value Capital Earnings Loss Shares Cost Stock Awards Equity_____

BALANCE, June 30, 2000 11,126,911 $112,000 $ 71,579,000 $2,621,000 $(1,583,000) 3,752,023 $(16,550,000) $ (830,000) $55,349,000

Amortization of

stock awards 166,000 166,000

Stock awards canceled (500) (2,000) 2,000

Net earnings 305,000 305,000

Translation

adjustments (361,000) (361,000)

Comprehensive (loss)

earnings (1) (56,000)

BALANCE, December 31, 2000 11,126,411 $112,000 $71,577,000 $2,926,000 $(1,944,000) 3,752,023 $(16,550,000) $(662,000) $55,459,000

(1) Comprehensive earnings for the six months ended December 31, 1999 were $547,000.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended

December 31,____

2000 1999__

OPERATING ACTIVITIES:

Net earnings $ 305,000 $ 875,000

Adjustments to reconcile net earnings

to net cash provided by

operating activities:

Depreciation and amortization 1,409,000 1,188,000

Compensation expenses - stock awards 166,000 386,000

Changes in operating assets and liabilities (979,000) 3,904,000

Net cash provided by

operating activities 901,000 6,353,000

INVESTING ACTIVITIES:

Purchases of equipment (477,000) (1,864,000)

Net cash used in investing activities (477,000) (1,864,000)

FINANCING ACTIVITIES:

Net changes in lines of credit and

bank borrowings (1,626,000) (3,688,000)

Purchase of treasury stock __________ (18,000)

Net cash used in financing activities (1,626,000) (3,706,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH (361,000) (328,000)

NET (DECREASE) INCREASE IN CASH

AND CASH EQUIVALENTS (1,563,000) 455,000

CASH AND CASH EQUIVALENTS, beginning of period 7,314,000 3,266,000

CASH AND CASH EQUIVALENTS, end of period $5,751,000 $3,721,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 1999

A. Interim Financial Statements

The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the six months ended December 31, 2000 are not necessarily indicative of the operating results for the full year.

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

B. Bank Debt

During the quarter ended September 30, 2000, the Company was not in compliance with certain covenants under the Wachovia Bank N.A. credit agreement; however, the credit agreement was amended and restated, and accordingly, the event of non-compliance was waived and cured. The Company had no outstanding borrowings under this agreement at December 31, 2000 and June 30, 2000.

Following is a summary of the Company's short-term subsidiary bank debt:

December 31, June 30,

2000 2000____

SED International do

Brazil Distribuidora Ltda. $2,274,000 $3,465,000

SED International de

Colombia Ltda. 435,000

$2,274,000 $3,900,000

The weighted average monthly rates for the six months ended December 31, 2000 were 1.62% in Brazil and 1.67% in Colombia.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 1999

(continued)

  Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

For the three months ended United States Latin America Eliminations Consolidated

December 31, 2000

Net sales:

Unaffiliated customers $100,810,000 $30,835,000 $131,645,000

Foreign subsidiaries 72,000 $ (72,000)_______________

Total $100,882,000 $30,835,000 $ (72,000) $131,645,000

Gross profit $ 5,736,000 $ 3,329,000 $ 9,065,000

Net income 166,000 64,000 230,000

Total assets $107,125,000 $35,885,000 $(14,922,000) $128,088,000

For the three months ended

December 31, 1999

Net sales:

Unaffiliated customers $120,459,000 $28,993,000 $149,452,000

Foreign subsidiaries 1,469,000 $ (1,469,000)_______________

Total $121,928,000 $28,993,000 $ (1,469,000) $149,452,000

Gross profit $ 6,879,000 $ 3,341,000 $ 1,000 $ 10,221,000

Net income 64,000 211,000 1,000 275,000

Total assets $107,840,000 $35,980,000 $(21,725,000) $122,095,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the three months Microcomputer Wireless Telephone

ended December 31, Products Products Total_____

2000 $123,335,000 $ 8,310,000 $131,645,000

1999 120,849,000 28,603,000 149,452,000

Approximately 41.8% and 39.1% of the Company's net sales for the three months ended December 31, 2000 and 1999, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 1999

(continued)

For the six months ended United States Latin America Eliminations Consolidated

December 31, 2000

Net sales:

Unaffiliated customers $196,637,000 $68,022,000 $264,659,000

Foreign subsidiaries 841,000 $ (841,000)_______________

Total $197,478,000 $68,022,000 $ (841,000) $264,659,000

Gross profit $ 10,863,000 $ 6,814,000 $ 17,677,000

Net income 162,000 143,000 305,000

Total assets $107,125,000 $35,885,000 $(14,922,000) $128,088,000

For the six months ended

December 31, 1999

Net sales:

Unaffiliated customers $275,847,000 $60,249,000 $336,096,000

Foreign subsidiaries 2,723,000 $ (2,723,000)_______________

Total $278,570,000 $60,249,000 $ (2,723,000) $336,096,000

Gross profit $ 14,262,000 $ 7,101,000 $ (21,000) $ 21,342,000

Net (loss) income 57,000 914,000 (96,000) 875,000

Total assets $107,840,000 $35,980,000 $(21,725,000) $122,095,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the six months Microcomputer Wireless Telephone

ended December 31, Products Products Total_____

2000 $244,272,000 $20,387,000 $264,659,000

1999 278,570,000 57,526,000 336,096,000

Approximately 45.3% and 40.3% of the Company's net sales for the six months ended December 31, 2000 and 1999, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2000 and 1999

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

The Task Force also reached a consensus on Issue 00-14, Accounting for Certain Sales Incentives. The issue addresses the accounting for sales incentives offered voluntarily by a vendor without charge to customers that can be used in, or that are exercisable by a customer as a result of a single exchange transaction. For sales incentives resulting in the right to a rebate, the Task Force concluded that recognition should occur at the date of sale, measured based upon the estimated amount of refunds expected to be claimed by customers. Indicators pointing to the ability to make a reasonable and reliable estimate of the amount of future rebates or refunds were developed. If the amount cannot be reliably estimated, it should be assumed that all customers will request a refund. When recognized, a cash incentive should be classified as a reduction of revenue. Upon application of the consensus, which is required for the Company in the fourth quarter of fiscal 2001, prior period financial statements should be reclassified to conform to the consensus. To date, the Company has not completed its analysis of the impact that Issue 00-14 may have on the classifications in the statements and income, if any.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 2000 Compared to Three Months Ended

December 31, 1999

Net sales decreased 11.9%, or $17.9 million, to $131.6 million in the second quarter ended December 31, 2000 compared to $149.5 million in the second quarter ended December 31, 1999. Information concerning the Company's domestic and foreign sales is summarized below:

Three Months Ended

December 31, Change______

2000 1999 Amount Percent

United States:

Domestic $ 76.6 $ 91.0 $(14.4) (15.8)

Export 24.3 31.0 (6.7) (21.6)

Latin America 30.8 29.0 1.8 6.2

Elimination (.1) (1.5) 1.4 N/A

Consolidated $131.6 $149.5 $(17.9) (11.9)

The overall decline resulted from a decrease in United States domestic net sales, a decline in net sales to customers for export principally to Latin America, offset by a net increase in in-country net sales in Brazil (Magna Distribuidora Ltda., acquired in December 1997 and now operating as SED International do Brasil Distribuidora Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L., acquired in November 1998).

The decrease in sales in the United States was primarily due to lower sales of printers, computer processors, and wireless products; such product sales decreases were partially offset by an increase in sales of mass storage products. The increase in sales in Latin America was generally across all product categories. Sales of microcomputer products represented approximately 93.7% of the Company's second quarter net sales compared to 80.9% for the same period last year. Sales of wireless telephone products accounted for approximately 6.3% of the Company's second quarter net sales compared to 19.1% for the same period last year.

Gross profit decreased to $9.1 million in the second quarter ended December 31, 2000 compared to $10.2 million in the second quarter ended December 31, 1999. Gross profit as a percentage of net sales increased to 6.9% in the second quarter ended December 31, 2000 from 6.8% in the second quarter ended December 31, 1999. The change in gross profit as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Selling, general and administrative expenses decreased $1.1 million to $8.4 million in the second quarter ended December 31, 2000, compared to $9.5 million in the second quarter ended December 31, 1999. These expenses as a percentage of net sales were 6.4% in the second quarter ended December 31, 2000 compared to 6.4% in the second quarter ended December 31, 1999. The dollar decrease in selling, general and administrative expenses is principally due to lower provisions for accounts receivable losses and lower employee expenses in the December 2000 quarter.

Net interest expense was $0.3 million in the second quarter ended December 31, 2000 compared to interest expense of $0.3 million in the second quarter ended December 31, 1999.

Income tax expense was $0.2 million in the second quarter ended December 31, 2000 compared to an income tax of $0.1 million in the second quarter ended December 31, 1999. The higher effective income tax rate primarily relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

Six Months Ended December 31, 2000 Compared to Six Months Ended

December 31, 1999

Net sales decreased 21.3%, or $71.4 million, to $264.7 million in the six months ended December 31, 2000 compared to $336.1 million in the six months ended December 31, 1999. Information concerning the Company's domestic and foreign sales is summarized below:

Six Months Ended

December 31, Change______

2000 1999 Amount Percent

United States:

Domestic $144.7 $200.8 $(56.1) (27.9)

Export 52.8 77.8 (25.0) (32.1)

Latin America 68.0 60.2 7.8 12.9

Elimination (.8) (2.7) 1.9 N/A

Consolidated $264.7 $336.1 $(71.4) (21.2)

The overall decline resulted from a decrease in United States domestic net sales, a decline in net sales to customers for export principally to Latin America, offset by a net increase in in-country net sales in Brazil (Magna Distribuidora Ltda., acquired in December 1997 and now operating as SED International do Brasil Distribuidora Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L., acquired in November 1998).

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

The decrease in sales in the United States was primarily due to lower sales of printers, computer processors, and wireless products. The increase in sales in Latin America was generally across all product categories. Sales of microcomputer products represented approximately 92.3% the Company's six months net sales compared to 82.9% for the same period last year. Sales of wireless telephone products accounted for approximately 7.7% of the Company's six months net sales compared to 17.1% for the same period last year.

Gross profit decreased to $17.7 million in the six months ended December 31, 2000 compared to $21.3 million in the six months ended December 31, 1999. Gross profit as a percentage of net sales increased to 6.7% in the six months ended December 31, 2000 from 6.3% in the six months ended December 31, 1999. The change in gross profit as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses decreased $3.0 million to $16.7 million in the six months ended December 31, 2000, compared to $19.7 million in the six months ended December 31, 1999. These expenses as a percentage of net sales increased to 6.3% in the six months ended December 31, 2000 compared to 5.9% in the six months ended December 31, 1999. The dollar decrease in selling, general and administrative expenses is principally due to lower provisions for accounts receivable losses and lower employee expenses in the December 2000 quarter.

Net interest expense was $0.4 million in the six months ended December 31, 2000 compared to interest expense of $0.4 million in the six months ended December 31, 1999.

Income tax expense was $0.3 million in the six months ended December 31, 2000 compared to an income tax of $0.4 million in the six months ended December 31, 1999. The higher effective income tax rate primarily relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements, and vendor lines of credit. The Company derives significant operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. Management believes that exchange controls in certain countries may limit the ability of the Company's non-U.S. subsidiaries to make payments to the Company.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (continued)

Operating activities provided $.9 million in the six months ended December 31, 2000. The use of cash in the six months ended December 31, 2000 resulted primarily from an increase of $9.0 million in inventory, offset by a $8.9 million increase in accounts payable.

Investing activities used $.5 million in the six months ended December 31, 2000 to purchase equipment and software.

Financing activities used $1.6 million in the six months ended December 31, 2000 resulting from net bank borrowings by its foreign subsidiaries.

Management believes that the Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements together with vendor lines of credit, and internally generated funds will be sufficient to satisfy its working capital needs.

Forward-Looking Information

This report contains certain statements that are not based on historical facts and which may be considered forward-looking statements as defined in the Private Securities Litigation Act of 1995. These statements may differ materially from actual future events or results, and by their nature they involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's judgment only as of the date hereof. Factors that might cause the Company's actual results to differ from those described in the forward-looking statements are referred to in the sections under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) and these factors include the Company's ability to maintain profitability, cash flow, revenue growth, business prospects, foreign currency fluctuations, a dependence upon and/or loss of key vendors or customers, customer demand, product availability, competition (including pricing and availability). The Company undertakes no obligation to update forward-looking statements contained herein.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures relating to interest rate risk and foreign currency risk that would significantly affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for the year ended June 30, 2000. The functional currency for the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. The Company is not involved in hedging transactions at the current time related to its currency risks.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2000 Annual Meeting of Shareholders was held on November 9, 2000 for the following purposes: (i) to elect three Class III Directors for terms to expire at the 2003 Annual Meeting of Shareholders. The voting results on the foregoing matters, which were all approved, were as follows:

Proposal 1 - To elect three Class III Directors for terms to expire at the 2003 Annual Meeting of Shareholders

Authority

Nominee For Withheld Abstained

Elliott Cohen 6,894,320 1,500 167,297

Joel Cohen 6,894,320 1,425 166,747

Gerald Diamond 6,894,320 7,275 167,297

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit

Number Description

10.1 Fourth Amendment to Employment Agreement between Gerald Diamond and SED International, Inc. dated December 29, 2000

27.1 Financial Data Schedule

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

February 1, 2001 By: /s/ Gerald Diamond

Gerald Diamond

Chief Executive Officer and

Chairman of the Board

(Principal Executive Officer)

February 1, 2001 By: /s/ Larry G. Ayers

Larry G. Ayers

Vice President-Finance and

Treasurer

(Principal Accounting Officer)