Form 10-Q
period 2001-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2001-05-07
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30, 2001, there were 8,074,844 shares of Common Stock, $.01 par value, outstanding.

SED International Holdings, Inc.

And Subsidiaries

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets 2

Condensed Consolidated Statements of Operations 3

Condensed Consolidated Statements of Shareholders'

Equity 4

Condensed Consolidated Statements of Cash Flows 5

Notes to Condensed Consolidated Financial

Statements 6-11

Item 2 - Management's Discussion and Analysis of

Financial Condition and Results of Operations 12-15

Item 3 - Quantitative and Qualitative Disclosures about

Market Risk 16

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings 17

Item 2 - Changes in Securities and Use of Proceeds 17

Item 3 - Default Upon Senior Securities 17

Item 4 - Submission of Matters to a Vote of Security

Holders 17

Item 5 - Other Information 17

Item 6 - Exhibits and Reports on Form 8-K 17

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

March 31, June 30,

ASSETS 2001 2000

(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents $ 3,164,000 $ 7,314,000

Trade accounts receivable, net 54,898,000 49,183,000

Inventories 41,332,000 42,733,000

Deferred income taxes 360,000 360,000

Other current assets 2,354,000 2,886,000

TOTAL CURRENT ASSETS 102,108,000 102,476,000

PROPERTY AND EQUIPMENT, net 6,697,000 7,827,000

INTANGIBLES, net 12,450,000 11,016,000

___________ ____________

$121,255,000 $121,319,000

March 31, June 30,

LIABILITIES AND SHAREHOLDERS' EQUITY 2001 2000

(Unaudited)

CURRENT LIABILITIES:

Trade accounts payable $ 52,276,000 $ 55,076,000

Accrued liabilities 7,236,000 6,994,000

Short term subsidiary bank debt 4,023,000 3,900,000

TOTAL CURRENT LIABILITIES: 63,535,000 65,970,000

REVOLVING BANK DEBT 3,000,000

SHAREHOLDERS' EQUITY:

Preferred Stock

129,500 shares authorized, none issued

Common stock, $.01 par value; 100,000,000

shares authorized; 11,126,411 shares

issued; and 8,082,344 (2001) and

7,782,344 (2000) shares outstanding 112,000 112,000 Additional paid-in capital 68,361,000 70,544,000

Retained earnings 2,401,000 2,621,000

Accumulated other comprehensive loss (3,048,000) (1,583,000)

Treasury stock, at cost 3,044,067 shares (12,588,000) (15,515,000)

Prepaid compensation - stock awards (518,000) (830,000)

54,720,000 55,349,000

$121,255,000 $121,319,000

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended Nine Months Ended

March 31, March 31,

2001 2000 2001 2000

NET SALES $142,228,000 $140,984,000 $406,887,000 $477,080,000

COST AND EXPENSES

Cost of sales including buying

and occupancy expenses 133,635,000 131,671,000 380,617,000 446,425,000

Selling, general, and administrative expenses 8,325,000 8,197,000 24,877,000 27,531,000

Non-cash stock awards compensation expense 590,000 146,000 756,000 532,000

142,550,000 140,014,000 406,250,000 474,488,000

OPERATING INCOME (LOSS) (322,000) 970,000 637,000 2,592,000

INTEREST EXPENSE, net 173,000 34,000 568,000 413,000

EARNINGS (LOSS) BEFORE INCOME TAXES (495,000) 936,000 69,000 2,179,000

INCOME TAXES 30,000 198,000 289,000 566,000

NET EARNINGS (LOSS) $ (525,000) $ 738,000 $ (220,000) $ 1,613,000

NET EARNINGS (LOSS) PER COMMON SHARE:

Basic $(.07) $.11 $(.03) $.24

Diluted (.07) .11 (.03) .24

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic 7,187,000 6,880,000 7,064,000 6,650,000

Diluted 7,187,000 6,900,000 7,201,000 6,657,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS' EQUITY

(Unaudited)

Accumulated

Common Stock Additional Other Prepaid Total

Par Paid-In Retained Comprehensive Treasury Stock Compensation Shareholders'

Shares Value Capital Earnings Loss Shares Cost Stock Awards Equity

BALANCE, June 30, 2000 11,126,911 $112,000 $ 70,544,000 $2,621,000 $(1,583,000) 3,752,023 $(15,515,000) $(830,000) $55,349,000

Stock awards issued (1,241,000) (407,956) 1,687,000 (446,000)

Amortization of

stock awards 756,000 756,000

Stock awards canceled (500) (2,000) 2,000

Issuance of common stock

for business acquired (940,000) (300,000) 1,240,000 300,000

Net earnings (loss) (220,000) (220,000)

Translation

adjustments (1,465,000) (1,465,000)

Comprehensive (loss)

earnings (1) (1,685,000)

BALANCE, March 31, 2001 11,126,411 $112,000 $68,361,000 $2,401,00 0 $(3,048,000) 3,044,067 $(12,588,000) $(518,000) $54,720,000

(1) Comprehensive earnings for the nine months ended March 31, 2000 were $1,200,000.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended

March 31,

2001 2000

OPERATING ACTIVITIES:

Net earnings (loss) $ (220,000) $ 1,613,000

Adjustments to reconcile net earnings

to net cash provided by

operating activities:

Depreciation and amortization 2,108,000 1,831,000

Compensation expenses - stock awards 756,000 532,000

Changes in operating assets and liabilities (6,340,000) 9,175,000

Net cash (used in) provided by

operating activities (3,696,000) 13,151,000

INVESTING ACTIVITIES:

Purchases of equipment (660,000) (2,400,000)

Purchase of business (1,452,000)

Net cash used in investing activities (2,112,000) (2,400,000)

FINANCING ACTIVITIES:

Net changes in lines of credit and

bank borrowings 3,123,000 (8,500,000)

Purchase of treasury stock __________ (18,000)

Net cash provided by (used in)

financing activities 3,123,000 (8,518,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH (1,465,000) (413,000)

NET (DECREASE) INCREASE IN CASH

AND CASH EQUIVALENTS (4,150,000) 1,820,000

CASH AND CASH EQUIVALENTS, beginning of period 7,314,000 3,266,000

CASH AND CASH EQUIVALENTS, end of period $3,164,000 $5,086,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine Months Ended March 31, 2001 and 2000

A. Interim Financial Statements

The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the nine months ended March 31, 2001 are not necessarily indicative of the operating results for the full year.

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

  Acquisition

The Company previously acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires, Argentina, distributor of Hewlett-Packard products and other computer peripherals, on November 1, 1998. Consideration for the acquisition consisted of an initial cash payment at closing of $4,417,000, and two subsequent payments based on a multiple of Intermaco's net earnings for each of the succeeding twelve-month periods. For the first twelve-month period, ended October 31, 1999, the Company paid an additional $2,030,000, consisting of $1,230,000 in cash and 400,000 shares of the Company's common stock valued at $800,000 in February 2000. For the second twelve-month period ended October 31, 2000, the Company is obligated to pay an additional $1,700,000. Effective March 31, 2001, the Company recognized $1,400,000 for subsequent cash settlement and issued 300,000 shares of the Company's common stock valued at $300,000. This acquisition was recorded under the purchase method of accounting.

C. Bank Debt

During the quarter ended March 31, 2001, the Company amended and restated its credit agreement with Wachovia Bank N.A. (Wachovia). The agreement was changed from a $50.0 million line of credit less a $17.0 million reserve to $35.0 million line of credit less a $9.5 million reserve. This reserve can be drawn upon, if necessary, to finance obligations to IBM Credit Corporation, which finances the Company's purchases from certain vendors. At March 31, 2001, the Company had borrowings of $3.0 million under this facility and had no borrowings at June 30, 2000. Average borrowings, maximum borrowings and the weighted average interest rate, under this facility, for the quarter ended March 31, 2001 were $4.3 million, $10.0 million, and 8.0%. Average borrowings and maximum borrowings under this facility, for the nine months ended March 31, 2001 were $1.9 million and $10.0 million. During the quarter ended March 31, 2001, the Company was not in compliance with a covenant under the Wachovia credit agreement; however, Wachovia and the Company subsequently amended the agreement to achieve compliance.

Following is a summary of the Company's short-term subsidiary bank debt:

March 31, June 30,

2001 2000

SED International do

Brazil Distribuidora Ltda. $3,457,000 $3,465,000

SED International de

Colombia Ltda. 566,000 435,000

$4,023,000 $3,900,000

The weighted average monthly rates for the nine months ended March 31, 2001 were 1.60% in Brazil and 2.10% in Colombia.

D. Shareholders' Equity

In February 2001, the Company made an offer to employees of the Company to exchange stock options they previously received in the Company's 1991 Stock Option Plan (1991 Plan Options) for awards of restricted stock under the Company's 1997 and 1999 Stock Option Plan. The offer was for the exchange of an award of one share of restricted common stock for options to purchase five shares of common stock. Employees who exchanged 100% of their 1991 Plan Options were also allowed to exchange options under other Company Plans at the same exchange ratio. A similar exchange offer was made to non-employee Directors for options they received in the Company's Director Plans and the 1999 Stock Option Plan. Based on the five-for-one exchange ratio, 2,039,778 options were exchanged for awards of 407,956 shares of restricted common stock. The exchanged options had an exercise price from $2.625 to $5.0625 and the average exercise price for the exchanged options was $4.39. The total valuation placed on the awards issued was approximately $446,000, based on the closing price of the common stock of $1.094 on February 28, 2001. This increased the number of shares outstanding by 5.5%, but it reduced the overhang on the market for the Company's common stock associated with the 2,039,778 exchanged options, equivalent to 27.7% of the Company's then current outstanding shares of common stock, because options for those shares were cancelled and returned to the respective Plans. Options returned to Plans will be available for re-issuance under those Plans.

The exchange valuation of $446,000 resulted in non-cash deferred compensation in the amount of $413,000 for the employees' portion of the exchange, and the expense of $33,000 for the immediate vesting of the outside Directors' restricted stock.

Subsequent to the exchange settlement, stock awards issued to certain officers of the Company and its subsidiary, SED International, Inc., were accelerated and immediately vested. The accelerated vesting resulted in the recognition of a non-cash awards compensation expense of $462,000 in the March 31, 2001 quarter consisting of $186,000 for the exchange awards and $276,000 for previously issued awards.

E. Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

For the three months ended United States Latin America Eliminations Consolidated

March 31, 2001

Net sales:

Unaffiliated customers $111,352,000 $30,876,000 $142,228,000

Foreign subsidiaries 343,000 $ (343,000)

Total $111,695,000 $30,876,000 $ (343,000) $142,228,000

Gross profit $ 6,066,000 $ 2,527,000 $ 8,593,000

Net income (76,000) (449,000) (525,000)

Total assets $105,944,000 $32,327,000 $(17,016,000) $121,255,000

For the three months ended

March 31, 2000

Net sales:

Unaffiliated customers $110,246,000 $30,738,000 $140,984,000

Foreign subsidiaries 622,000 $ (622,000)

Total $110,868,000 $30,738,000 $ (622,000) $140,984,000

Gross profit $ 6,170,000 $ 3,433,000 $ (290,000) $ 9,313,000

Net income 560,000 543,000 (365,000) 738,000

Total assets $106,795,000 $34,544,000 $(15,009,000) $126,330,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the three months Microcomputer Wireless Telephone

ended March 31, Products Products Total

2001 $135,551,000 $ 6,677,000 $142,228,000

2000 125,418,000 15,566,000 140,984,000

Approximately 42.8% and 48.3% of the Company's net sales for the three months ended March 31, 2001 and 2000, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

For the nine months ended United States Latin America Eliminations Consolidated

March 31, 2001

Net sales:

Unaffiliated customers $307,989,000 $98,898,000 $406,887,000

Foreign subsidiaries 1,184,000 $ (1,184,000)

Total $309,173,000 $98,898,000 $ (1,184,000) $406,887,000

Gross profit $ 16,930,000 $ 9,340,000 $ 26,270,000

Net income 85,000 (305,000) (220,000)

Total assets $105,944,000 $32,327,000 $(17,016,000) $121,255,000

For the nine months ended

March 31, 2000

Net sales:

Unaffiliated customers $386,094,000 $90,986,000 $477,080,000

Foreign subsidiaries 3,345,000 $ (3,345,000)

Total $389,439,000 $90,986,000 $ (3,345,000) $477,080,000

Gross profit $ 20,432,000 $10,534,000 $ (311,000) $ 30,655,000

Net (loss) income 618,000 1,456,000 (461,000) 1,613,000

Total assets $106,795,000 $34,544,000 $(15,009,000) $126,330,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the nine months Microcomputer Wireless Telephone

ended March 31, Products Products Total

2001 $379,823,000 $27,064,000 $406,887,000

2000 402,968,000 74,112,000 477,080,000

Approximately 44.4% and 29.7% of the Company's net sales for the nine months ended March 31, 2001 and 2000, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

F. Recently Issued Accounting Pronouncements

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

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2001 Compared to Three Months Ended

March 31, 2000

Net sales increased 0.9%, or $1.2 million, to $142.2 million in the third quarter ended March 31, 2001 compared to $141.0 million in the third quarter ended March 31, 2000. Information concerning the Company's domestic and foreign sales is summarized below:

Three Months Ended

March 31, Change

2001 2000 Amount Percent

United States:

Domestic $ 81.3 $ 72.9 $ 8.4 11.5

Export 30.3 38.0 (7.7) (20.3)

Latin America 30.9 30.7 .2 0.7

Elimination (.3) (.6) .3 N/A

Consolidated $142.2 $141.0 $ 1.2 0.9

The overall increase resulted from an increase in United States domestic net sales, offset by a decline in net sales to customers for export principally to Latin America.

The increase in sales in the United States was primarily due to an increase in sales of mass storage products which was offset by lower sales of printers, printer consumables, computer processors, and wireless products. The decrease in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 95.3% of the Company's third quarter net sales compared to 89.0% for the same period last year. Sales of wireless telephone products accounted for approximately 4.7% of the Company's third quarter net sales compared to 11.0% for the same period last year.

Gross profit decreased to $8.6 million in the third quarter ended March 31, 2001 compared to $9.3 million in the third quarter ended March 31, 2000. Gross profit as a percentage of net sales decreased to 6.0% in the third quarter ended March 31, 2001 from 6.6% in the third quarter ended March 31, 2000. The change in gross profit as a percentage of sales was due to an increase in lower margin sales in the United States, and lower margins on sales in Latin America. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses, excluding non-cash stock awards compensation expense, increased $.1 million to $8.3 million in the third quarter ended March 31, 2001, compared to $8.2 million in the third quarter ended March 31, 2000. These expenses as a percentage of net sales were 5.9% in the third quarter ended March 31, 2001 compared to 5.8% in the third quarter ended March 31, 2000.

Non-cash stock awards compensation expense was $.6 million in the third quarter ended March 31, 2001 as compared to $.1 million in the third quarter ended March 31, 2001. The increase is due to the accelerated vesting of certain stock awards.

Net interest expense was $.2 million in the third quarter ended March 31, 2001 compared to interest expense of $34 thousand in the third quarter ended March 31, 2000.

Income tax expense was $30 thousand in the third quarter ended March 31, 2001 compared to an income tax of $.2 million in the third quarter ended March 31, 2000. The income tax expense relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

Nine Months Ended March 31, 2001 Compared to Nine Months Ended

March 31, 2000

Net sales decreased 14.7%, or $70.2 million, to $406.9 million in the nine months ended March 31, 2001 compared to $477.1 million in the nine months ended March 31, 2000. Information concerning the Company's domestic and foreign sales is summarized below:

Nine Months Ended

March 31, Change

2001 2000 Amount Percent

United States:

Domestic $226.0 $273.8 $(47.8) (17.5)

Export 83.2 115.6 (32.4) (28.0)

Latin America 98.9 91.0 7.9 8.7

Elimination (1.2) (3.3) 2.1 N/A

Consolidated $406.9 $477.1 $(70.2) (14.7)

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

The decrease in sales in the United States was primarily due to lower sales of printers, printer consumables, computer processors, and wireless products which was offset by an increase in sales of mass storage products. The decrease in the U.S. export sales was due primarily to lower sales of printers and printer consumables. The increase in sales in Latin America was generally across all product categories. Sales of microcomputer products represented approximately 93.3% of the Company's nine months net sales compared to 84.5% for the same period last year. Sales of wireless telephone products accounted for approximately 6.7% of the Company's nine months net sales compared to 15.5% for the same period last year.

Gross profit decreased to $26.3 million in the nine months ended March 31, 2001 compared to $30.7 million in the nine months ended March 31, 2000. Gross profit as a percentage of net sales increased to 6.5% in the nine months ended March 31, 2001 from 6.4% in the nine months ended March 31, 2000. The change in gross profit as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses, excluding non-cash stock awards compensation expense, decreased $2.6 million to $24.9 million in the nine months ended March 31, 2001, compared to $27.5 million in the nine months ended March 31, 2000. These expenses as a percentage of net sales increased to 6.1% in the nine months ended March 31, 2001 compared to 5.8% in the nine months ended March 31, 2000. The dollar decrease in selling, general and administrative expenses is principally due to lower provisions for accounts receivable losses and lower employee expenses.

Non-cash stock awards compensation expense was $.8 million in the third quarter ended March 31, 2001 as compared to $.5 million in the third quarter ended March 31, 2001. The increase is due to the accelerated vesting of certain stock awards.

Net interest expense was $.6 million in the nine months ended March 31, 2001 compared to interest expense of $.4 million in the nine months ended March 31, 2000.

Income tax expense was $.3 million in the nine months ended March 31, 2001 compared to an income tax expense of $.6 million in the nine months ended March 31, 2000. The higher effective income tax rate primarily relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

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

In February 2001, the Company entered into two non-deliverable forward contracts covering Brazilian R2,047,000. The contracts were settled in March 2001 at a gain of U.S.$33,000. The Company had not entered into any other forward contracts as of March 31, 2001.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements, and vendor lines of credit. The Company derives significant operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. Management believes that exchange controls in certain countries may, in some cases, limit the ability of the Company's non-U.S. subsidiaries to make payments to the Company.

Operating activities used $3.7 million in the nine months ended March 31, 2001. The use of cash in the nine months ended March 31, 2001 resulted primarily from an increase of $5.7 million in accounts receivable and an increase of $2.8 million increase in accounts payable. Inventories decreased by $1.4 million.

Investing activities used $.7 million in the nine months ended March 31, 2001 to purchase equipment and computer software. Additional acquisition cost and expenses related to the purchase of Intermaco S.R.L. amounted to $1.5 million.

Financing activities used $3.1 million in the nine months ended March 31, 2001 resulting from net bank borrowings.

Management believes that the Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements together with vendor lines of credit, and internally generated funds will be sufficient to satisfy its working capital needs.

Forward-Looking Information

This report contains certain statements that are not based on historical facts and which may be considered forward-looking statements as defined in the Private Securities Litigation Act of 1995. These statements may differ materially from actual future events or results, and by their nature they involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's judgment only as of the date hereof. Factors that might cause the Company's actual results to differ from those described in the forward-looking statements are referred to in the sections under the headings "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations"which are contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) and these factors include the Company's ability to maintain profitability, cash flow, revenue growth, business prospects, foreign currency fluctuations, a dependence upon and/or loss of key vendors or customers, customer demand, product availability, competition (including pricing and availability). The Company undertakes no obligation to update forward-looking statements contained herein.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit

Number Description

    Second Amendment to Second Amended and Restated Credit Agreement dated March 30, 2001 among SED International Holdings, Inc. and SED International, Inc. (the "Borrowers") and Wachovia Bank. N.A.

    Third Amendment to Second Amended and Restated Credit Agreement dated May 2, 2001 among SED International Holdings, Inc. and SED International, Inc. (the "Borrowers") and Wachovia Bank. N.A.

27.1 Financial Data Schedule

b) Reports on Form 8-K

The Company filed a current report on Form 8-K on March 2, 2001 disclosing under Item 5 the implementation of its stock option exchange plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

May 7, 2001 By: /s/ Gerald Diamond

Gerald Diamond

Chief Executive Officer and

Chairman of the Board

(Principal Executive Officer)

May 7, 2001 By:/s/ Larry G. Ayers

Larry G. Ayers

Vice President-Finance and

Treasurer

(Principal Accounting Officer)

Exhibit 10.1

SECOND AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT

THIS SECOND AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is dated and is effective as of March 30, 2001, among SED INTERNATIONAL HOLDINGS, INC. and SED INTERNATIONAL, INC., jointly and severally (collectively, the "Borrowers"), WACHOVIA BANK, N.A., as Agent (the "Agent") and the Banks party to the "Credit Agreement" defined below (collectively, the "Banks");

W I T N E S S E T H:

WHEREAS, the Borrowers, the Agent and the Banks executed and delivered that certain $50,000,000 Second Amended and Restated Credit Agreement, dated as of August 31, 1999 (as amended by the First Amendment thereto dated as of September 30, 2000, the "Credit Agreement");

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

2. Amendments to Credit Agreement.

(a) The aggregate Commitments are reduced from $50,000,000 to $35,000,000.

(b) The following definitions are amended and restated in their entirety as follows:

"EBILTDA" means for any period the sum of (i) Consolidated Net Income, (ii) taxes on income, (iii) Consolidated Interest Expense, (iv) depreciation expense, (v) amortization expense, (vi) non-cash stock award expenses, and (vii) all payment obligations for such period under all operating leases and rental agreements, all determined with respect to the Borrowers and the Consolidated Subsidiaries on a consolidated basis for such period and in accordance with GAAP.

"EBITDA" means for any period the sum of (i) Consolidated Net Income, (ii) taxes on income, (iii) Consolidated Interest Expense, (iv) depreciation expense, (v) amortization expense, and (vi) non-cash stock award expenses, all determined with respect to the Borrowers and the Consolidated Subsidiaries on a consolidated basis for such period and in accordance with GAAP.

"Termination Date" means whichever is applicable of (i) October 1, 2002, (ii) the date the Commitments are terminated pursuant to Section 7.01 following the occurrence of an Event of Default, or (iii) the date the Borrowers terminate the Commitments entirely pursuant to Section 2.07.

(c) The reference to "0.25%" contained in Section 2.06(a)(i) is amended to read "0.375%".

(d) Section 2.04(b) is amended and restated in its entirety as follows:

(b) Notwithstanding the foregoing, the outstanding principal amount of the Loans, if any, together with all accrued but unpaid interest thereon, if any, shall be due and payable on the Termination Date; provided, however, the Termination Date will be automatically extended (subject to the terms of this Agreement, including, without limitation, Sections 7.01 and 2.07) for additional periods of 12 months each ending on October 1 of each year, unless the Agent, on behalf of the Lenders, or the Borrowers, send written notice to other parties hereto terminating such automatic extension on or before August 1 of the then current year.

(e) Section 6.21 is amended and restated in its entirety as follows:

SECTION 6.21. Fixed Charge Coverage. (a) Commencing on March 30, 2001, and tested on such date and at the end of each Fiscal Quarter thereafter, the ratio of EBILTDA to Consolidated Fixed Charges shall not at any time be less than 1.5 to 1.0.

(b) Commencing on March 30, 2001, and tested on such date and at the end of each Fiscal Quarter thereafter, the ratio of EBILTDA to Consolidated Fixed Charges (calculated solely with respect to SEDI on a non-consolidated basis, notwithstanding any reference to the term "consolidated basis" or the like contained in any defined term used in this clause (b)) shall not at any time be less than 1.5 to 1.0.

(f) Section 6.23 is amended and restated in its entirety as follows:

SECTION 6.23. Minimum Profitability. (a) Tested at the end of each Fiscal Quarter, the Borrowers' EBITDA shall not be less than $500,000 for such Fiscal Quarter.

(b) Tested at the end of each Fiscal Quarter, the EBITDA of SEDI shall not be less than $250,000 for such Fiscal Quarter (calculated solely with respect to SEDI on a non-consolidated basis, notwithstanding any reference to the term "consolidated basis" or the like contained in any defined term used in this clause (b)).

(g) The Borrowers agree to deliver to the Agent, on or before June 30, 2001, an inventory appraisal in form and substance satisfactory to the Agent in all respects, performed by an appraiser satisfactory to the Agent.

3. Exhibits and Schedules. Paragraphs 4 and 6 of the Compliance Certificate attached to Exhibit H of the Credit Agreement are each amended and restated in their entirety as set forth on Exhibit A to this Amendment.

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

8. No Default; Release. To induce the Agent and the Banks to enter into this Amendment and to continue to make advances pursuant to the Credit Agreement, each of the Borrowers hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, (i) there exists no Default or Event of Default, (ii) there exists no right of offset, defense counterclaim, claim or objection in favor of the Borrowers arising out of or with respect to any of the Loans or other obligations of the Borrowers owed to the Banks under the Credit Agreement, and (iii) the Agent and each of the Banks has acted in good faith and has conducted its relationships with each of the Borrowers in a commercially reasonable manner in connection with the negotiations, execution and delivery of this Amendment and in all respects in connection with the Credit Agreement, each of the Borrowers hereby waiving and releasing any such claims to the contrary. A default or breach of representation or warranty by the Borrowers under this Amendment shall constitute an Event of Default under the Credit Agreement.

9. Further Assurances. Each of the Borrowers agrees to take such further actions as the Agent reasonably requests in connection herewith to evidence the amendments herein contained.

10. Governing Law. This Amendment is governed by, and construed and interpreted in accordance with, the laws of the State of Georgia.

11. Conditions Precedent; Amendment Fee. This Amendment becomes effective only upon the execution and delivery of this Amendment by each of the parties hereto. The Borrower agrees to pay the Banks a fully earned and non-refundable amendment fee equal to $20,000 in the aggregate upon the execution and delivery of this Amendment.

IN WITNESS WHEREOF, the Borrowers, the Agent and each of the Banks has caused this Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.

SED INTERNATIONAL HOLDINGS, INC.

By:_________________________ (SEAL)

Title:

SED INTERNATIONAL, INC.

By:_________________________ (SEAL)

Title:

WACHOVIA BANK, N.A.,

as Agent and as the sole Bank

By:_________________________ (SEAL)

Title:

EXHIBIT A

(Amended and restated paragraphs 4 and 6 contained in the

Compliance Certificate set forth on Exhibit H to the Credit Agreement)

4. Fixed Charge Coverage (Section 6.21)

(a) Commencing on March 30, 2001, and tested on such date and at the end of each Fiscal Quarter thereafter, the ratio of EBILTDA to Consolidated Fixed Charges shall not at any time be less than the 1.5 to 1.0

(a) EBILTDA - Schedule 2 $

(b) Consolidated Interest

Expense - Schedule 2 $

(c) operating leases and rentals - Schedule 2 $

(d) sum of (b) plus (c) $

Ratio of (a) to (d) _____ to 1.0

Requirement 1.5 to 1.0

(b) Commencing on March 30, 2001, and tested on such date and at the end of each Fiscal Quarter thereafter, the ratio of EBILTDA to Consolidated Fixed Charges (calculated solely with respect to SEDI on a non-consolidated basis, notwithstanding any reference to the term "consolidated basis" or the like contained in any defined term used in this clause (b)) shall not at any time be less than 1.5 to 1.0

(a) EBILTDA - Schedule 2(A) $

(b) Consolidated Interest

Expense - Schedule 2(A) $

(c) operating leases and rentals - Schedule 2(A) $

(d) sum of (b) plus (c) $

Ratio of (a) to (d) _____ to 1.0

Requirement 1.5 to 1.0

6. Minimum Profitability (Section 6.23)

(a) Tested at the end of each Fiscal Quarter, the Borrower's EBITDA shall not be less than $500,000 for such Fiscal Quarter.

(a) EBITDA - Schedule 5 $_____________

(b) Requirement $500,000

(b) Tested at the end of each Fiscal Quarter, the EBITDA of SEDI shall not be less than $250,000 for such Fiscal Quarter (calculated solely with respect to SEDI on a non-consolidated basis, notwithstanding any reference to the term "consolidated basis" or the like contained in any defined term used in this clause (b)).

(a) EBITDA - Schedule 5(A) $_____________

(b) Requirement $250,000

Exhibit 10.2

THIRD AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT

THIS THIRD AMENDMENT TO SECOND AMENDED AND RESTATED CREDIT AGREEMENT (this "Amendment") is dated and is effective as of May 2, 2001, among SED INTERNATIONAL HOLDINGS, INC. and SED INTERNATIONAL, INC., jointly and severally (collectively, the "Borrowers"), WACHOVIA BANK, N.A., as Agent (the "Agent") and the Banks party to the "Credit Agreement" defined below (collectively, the "Banks");

W I T N E S S E T H:

WHEREAS, the Borrowers, the Agent and the Banks executed and delivered that certain $50,000,000 Second Amended and Restated Credit Agreement, dated as of August 31, 1999 (the "Credit Agreement");

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

2. Amendment to Credit Agreement. Section 6.24 of the Credit Agreement hereby is amended and restated in its entirety as follows:

SECTION 6.24. Minimum Consolidated Tangible Net Worth. Consolidated Tangible Net Worth will as of March 31, 2001 be not less than $41,500,000, and at all times thereafter will not be less than (x) $41,500,000 plus (y) the sum of (i) 75% of the cumulative Reported Net Income of the Borrowers and the Consolidated Subsidiaries during any period after March 31, 2001 (taken as one accounting period), calculated quarterly at the end of each Fiscal Quarter (but excluding from such calculations of Reported Net Income for purposes of this clause (i), any Fiscal Quarter in which the Reported Net Income of the Borrowers and the Consolidated Subsidiaries is negative), and (ii) 100% of the cumulative Net Proceeds of Capital Stock received during any period after March 31, 2001, calculated quarterly at the end of each Fiscal Quarter.

3. Effect of Amendment. Except as set forth expressly hereinabove, all terms of the Credit Agreement and the other Loan Documents remain in full force and effect, and constitute the legal, valid, binding and enforceable obligations of the Borrowers. The amendment contained herein will be deemed to have prospective application only, unless otherwise specifically stated herein.

4. Ratification. Each of the Borrowers hereby restates, ratifies and reaffirms each and every term, covenant and condition set forth in the Credit Agreement and the other Loan Documents effective as of the date hereof.

5. Counterparts. This Amendment may be executed in any number of counterparts and by different parties hereto in separate counterparts, each of which when so executed and delivered will be deemed to be an original and all of which counterparts, taken together, will constitute but one and the same instrument.

6. Section References. Section titles and references used in this Amendment have substantive meaning or content of any kind whatsoever and are not a part of the agreements among the parties hereto evidenced hereby.

7. No Default; Release. To induce the Agent and the Banks to enter into this Amendment and to continue to make advances pursuant to the Credit Agreement, each of the Borrowers hereby acknowledges and agrees that, as of the date hereof, and after giving effect to the terms hereof, (i) there exists no Default or Event of Default, (ii) there exists no right of offset, defense, counterclaim, claim or objection in favor of the Borrowers arising out of or with respect to any of the Loans or other obligations of the Borrowers owed to the Banks under the Credit Agreement, and (iii) the Agent and each of the Banks has acted in good faith and has conducted its relationships with each of the Borrowers in a commercially reasonable manner in connection with the negotiations, execution and delivery of this Amendment and in all respects in connection with the Credit Agreement, each of the Borrowers hereby waiving and releasing any such claims to the contrary. A default or breach of representation or warranty by the Borrowers under this Amendment shall constitute an Event of Default under the Credit Agreement.

8. Further Assurances. Each of the Borrowers agrees to take such further actions as the Agent reasonably requests in connection herewith to evidence the amendments herein contained.

9. Governing Law. This Amendment is governed by, and construed and interpreted in accordance with, the laws of the State of Georgia.

10. Conditions Precedent. This Amendment becomes effective only upon the execution and delivery of this Amendment by each of the parties hereto.

IN WITNESS WHEREOF, the Borrowers, the Agent and each of the Banks has caused this Amendment to be duly executed, under seal, by its duly authorized officer as of the day and year first above written.

SED INTERNATIONAL HOLDINGS, INC.

By:_________________________ (SEAL)

Title:

SED INTERNATIONAL, INC.

By:_________________________ (SEAL)

Title:

WACHOVIA BANK, N.A.,

as Agent and as the sole Bank

By:_________________________ (SEAL)

Title: