Form 10-K
period 2001-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2001-09-28
CIK 800286

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 12b-25

Commission File Number: 0-14820

NOTIFICATION OF LATE FILING

(Check One):

{X} Form 10-K and Form 10-KSB {_} Form 11-K

{_} Form 20-F {__} Form 10-Q and Form 10-QSB {_} Form N-SAR

For Period Ended: June 30, 2001

{_} Transition Report on Form 10-K

{_} Transition Report on Form 20-F

{_} Transition Report on Form 11-K

{ } Transition Report on Form 10-Q

{_} Transition Report on Form N-SAR

For the Transition Period Ended:

Read attached instruction sheet before preparing form. Please print or type.

Nothing in this form shall be construed to imply that the Commission has verified any information contained herein.

If the notification relates to a portion of the filing checked above, identify the item(s) to which the notification relates:

PART I

REGISTRANT INFORMATION

SED International Holdings, Inc.

-----------------------------------------------------------------------------

Full Name of Registrant

N/A

-----------------------------------------------------------------------------

Former Name if Applicable

4916 North Royal Atlanta Drive

-----------------------------------------------------------------------------

Address of Principal Executive Office (Street and Number)

Tucker, Georgia 30085-5044

-----------------------------------------------------------------------------

City, State and Zip Code

PART II

RULE 12b-25(b) AND (c)

If the subject report could not be filed without unreasonable effort or expense and the registrant seeks relief pursuant to Rule 12b-25(b), the following should be completed. (Check box if appropriate.)

(a) The reasons described in reasonable detail in Part III of this form could not be eliminated without unreasonable effort or expense;

(X) (b) The subject annual report, semi-annual report, transition report on Form 10-K, Form 20-F, Form 11-K or Form N-SAR, or portion thereof will be filed on or before the 15th calendar day following the prescribed due date; or the subject quarterly following the report or transition report on Form 10-Q, or portion thereof will be filed on or before the fifth calendar day following the prescribed due date; and

(c) The accountant's statement or other exhibit required by Rule 12b- 25(c) has been attached if applicable.

PART III

NARRATIVE

The Registrant's annual report on Form 10-K cannot be filed within the prescribed time period due to additional time needed to prepare the financial statements, Management's Discussion and Analysis and possibly other items. The Registrant prepared its Form 10-K for filing based on certain assumptions relating to the terms of its credit line with its primary lender. Those assumptions are not accurate at the current time, primarily due to the violation of certain loan covenants, and the Company is in negotiations to amend the terms of its credit lines and/or to obtain a waiver of such violations. The Registrant expects to obtain these amendments and/or waivers and to file its Form 10-K no later than October 15, 2001.

The Registrant is current with all obligations to pay principal and interest to its primary lender. For the fourth quarter ended June 30, 2001, the Registrant expects to report a net loss in excess of $11.6 million primarily resulting from a fourth quarter decline in sales and gross margins, a non-cash impairment charge ($6.5 million), and an increase in provisions for losses on accounts receivable ($3.1 million).

The immediately preceding paragraph contains forward-looking statements as defined in the Private Securities Reform Act of 1995. All forward-looking statements included in this document are based on information available to the Registrant on the date hereof, and the Registrant assumes no obligation to update any such forward-looking statements. Further risks are detailed in the Registrant's filings with the Securities and Exchange Commission, including those set forth in the Registrant's most recent Form 10-K and Quarterly Reports on Form 10-Q.

PART IV

OTHER INFORMATION

(1) Name and telephone number of person to contact in regard to this notification

Larry Ayers (770) 243.1109

---------------------------------------------------------------------------

(Name) (Area Code) (Telephone Number)

(2) Have all other periodic reports required under Section 13 or 15(d) of the Securities Exchange Act of 1934 or Section 30 of the Investment Company Act of 1940 during the preceding 12 months or for such shorter period that the registrant was required to file such report(s) been filed? If the answer is no, identify report(s).

{X} Yes {_} No

(3) Is it anticipated that any significant change in results of operations from the corresponding period for the last fiscal year will be reflected by the earnings statements to be included in the subject report or portion thereof?

{X} Yes { } No

If so: attach an explanation of the anticipated change, both narratively and quantitatively, and, if appropriate, state the reasons why a reasonable estimate of the results cannot be made.

Refer to Narrative under Part III.

SED International Holdings, Inc.

-----------------------------------------------------------------------------

(Name of Registrant as Specified in Charter)

Has caused this notification to be signed on its behalf by the undersigned thereunto duly authorized.
Date: September 28, 2001	/s/ Larry G. Ayers

--------------------------------

By:

Its: Chief Financial Officer

Principal Accounting Officer

INSTRUCTION: The form may be signed by an executive officer of the registrant or by any other duly authorized representative. The name and title of the person signing the form shall be typed or printed beneath the signature. If the statement is signed on behalf of the registrant by an authorized representative (other than an executive officer), evidence of the representative's authority to sign on behalf of the registrant shall be filed with the form.

ATTENTION

Intentional misstatements or omissions of fact constitute Federal Criminal Violations (see 18 U.S.C. 1001).

GENERAL INSTRUCTIONS

1. This form is required by Rule 12b-25 of the General Rules and Regulations under the Securities Exchange Act of 1934.

2. One signed original and four conformed copies of this form and amendments thereto must be completed and filed with the Securities and Exchange Commission, Washington, D.C. 20549, in accordance with Rule 0-3 of the General Rules and Regulations under the Act. The information contained in or filed with the form will be made a matter of public record in the Commission files.

3. A manually signed copy of the form and amendments thereto shall be filed with each national securities exchange on which any class of securities of the registrant is registered.

4. Amendments to the notifications must also be filed on Form 12b-25 but need not restate information that has been correctly furnished. The form shall be clearly identified as an amended notification.

5. ELECTRONIC FILERS. This form shall not be used by electronic filers unable to timely file a report solely due to electronic difficulties. Filers unable to submit a report within the time period prescribed due to difficulties in electronic filing should comply with either Rule 201 or Rule 202 of Regulation S-T or apply for an adjustment in filing date pursuant to Rule 13(b) of Regulation S-T.