Form 10-K
period 2001-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2001-10-15
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-16345

SED INTERNATIONAL HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)
GEORGIA	22-2715444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
4916 North Royal Atlanta Drive, Atlanta, Georgia	30085
(Address of principal executive office)	(Zip Code)
Registrant's telephone number, including area code:	770-491-8962

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE

(Title of Class)

COMMON STOCK PURCHASE RIGHTS

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $6.8 million as of September 21, 2001 based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on that day.

There were 8,012,508 shares of Common Stock, $.01 par value, outstanding at September 21, 2001.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the portions of the Registrant's definitive proxy statement for its 2001 annual meeting of shareholders scheduled to be held on November 20, 2001, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended June 30, 2001.

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

The Registrant is a distributor of microcomputer products, including processors, printers and other peripherals and wireless products throughout the United States and Latin America. The Registrant offers to an active base of over 14,000 reseller customers a broad inventory of more than 3,500 products from approximately 150 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, 3Com, Xerox, Adobe, and Compaq, through a dedicated and highly motivated sales force. The Registrant distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; and City of Industry, California. The Registrant services Latin America through its wholly-owned subsidiaries SED International do Brasil Ltda. in Sao Paulo, Brazil; SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina. The Registrant's net sales decreased to $525.3 million in fiscal 2001 from $612.1 million in fiscal 2000, and the Registrant's net loss was $11.8 million in fiscal 2001 compared to a net income of $1.7 million in fiscal 2000.

The Registrant also distributes wireless telephone products in the United States and to Latin America. The Registrant is a direct distributor of wireless telephone products for Audiovox, and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Ericcson. In fiscal 2001, the Registrant's net sales of microcomputer products generated approximately 93.5% of the Registrant's total net sales and wireless telephone products represented the remaining 6.5%.

(b) Financial Information about Industry Segments

The Registrant operates in only one business segment.

(c) Narrative Description of Business

Products and Vendors

The Registrant offers its customers a broad inventory of more than 3,500 products from approximately 150 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, 3Com, Xerox, Adobe, and Compaq. The Registrant is a direct distributor of wireless telephone products for Audiovox, and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Ericcson. Microcomputer related products, which include mass storage products, printers and other imaging products, microprocessing and memory chips, monitors, modems, networking products, notebook and personal computers and accessories, accounted for $489.6 million or 93.5% of the Registrant's net sales for fiscal 2001, $520.9 million or 85.5% of net sales in fiscal 2000, and $612.8 million or 86.6% of net sales in fiscal 1999. Approximately $33.8 million or 6.5% of the Registrant's net sales for fiscal 2001, $88.5 million or 14.5% of net sales for fiscal 2000, and $94.7 million or 13.4% of net sales for fiscal 1999, consisted of wireless telephone products such as handheld cellular telephones and accessories. The Registrant continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Registrant's vendors generally warrant the products distributed by the Registrant and allow the return of defective products.

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

The Registrant purchases goods from approximately 150 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors' products. In fiscal 2001, 2000 and 1999, products purchased from Hewlett-Packard accounted for 14.6%, 18.7% and 21.0%, respectively of the Registrant's total purchases. The Registrant does not operate under direct distribution agreements in the United States with Hewlett-Packard.

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

Sales and Marketing

The Registrant's sales are generated by a telemarketing sales force, which, on June 30, 2001, consisted of approximately 139 persons in sales offices located in Atlanta, Georgia; Miami, Florida; City of Industry, California; Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2001, 80 persons focused on sales to customers for export to Latin America and on sales in Brazil, Colombia and Argentina. Substantially all of those salespeople are fluent in Spanish or Portuguese. The Registrant's Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

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

Customers

The Registrant serves an active, nonexclusive customer base of over 14,000 resellers of microcomputer and wireless telephone products. Resellers include value-added resellers, corporate resellers and retailers. The Registrant believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Registrant with significant growth opportunities. During fiscal 2001, no single customer accounted for more than 6% of the net sales of the Registrant. The Registrant believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

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

The Registrant's competitors include regional, national and international microcomputer and wireless distributors, many of which have substantially greater technical, financial and other resources than the Registrant, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., and Tech Data Corporation in the United States, and Brightpoint, Inc. and Cellstar Corporation.

Seasonality

The Registrant's sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Data; Seasonality."

Employees

As of June 30, 2001, the Registrant had 451 full-time employees, 139 of whom were engaged in telemarketing and sales, 197 in administration and 115 in shipping. The Registrant also utilized 36 part-time employees at such date. Management believes the Registrant's relations with its employees are good and the Registrant has never experienced a strike or work stoppage. There is no collective bargaining agreement covering any of the Registrant's employees.

Financial Information about Foreign and Domestic Operations and Export Sales

During the fiscal year ended June 30, 1998, the Registrant began selling directly to customers in Brazil and Colombia through the Registrant's facilities in Sao Paulo, Brazil and Bogota, Colombia. During the fiscal year ended June 30, 1999, the Registrant also began selling directly to customers in Argentina through the registrant's facilities in Buenas Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal year ended June 30, 2001, 2000 and 1999, approximately 43.7%, 44.2% and 38.6%, respectively, of the Registrant's net sales were to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina. See Note 9 to the consolidated financial statements of the Registrant for additional information concerning the Registrant's domestic and foreign operations.

Item 2. PROPERTIES

The Registrant maintains its executive offices at 4916 North Royal Atlanta Drive in Atlanta, Georgia, where 49 of its sales employees are also located. The Registrant leases its executive, administrative and sales office from Diamond Chip Group, L.L.C., a Georgia limited liability company comprised of certain minority shareholders of the Registrant, previously doing business as Royal Park Company, a Georgia general partnership. The lease commenced in April 1999 and expires in September 2006. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $269,000 effective October 1, 2001, with annual increases of three percent through September 30, 2006. The Registrant has a right of first refusal to purchase the facility should it be offered for sale. The Registrant believes that the lease of its executive offices is on terms no less favorable than those available from unaffiliated parties.

The Registrant maintains warehouse facilities in Atlanta, Georgia; City of Industry, California; Miami, Florida; Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina. The Registrant's distribution facility in Atlanta, Georgia consists of approximately 100,000 square feet subject to a lease expiring January 31, 2004. Rental payments for this facility are approximately $290,000 per annum. The Registrant also leases a facility in Atlanta, Georgia which consists of approximately 83,000 square feet. This facility is used for computer asset recovery operations. Rental payments are $314,000 annually. The lease term commences on August 1, 2001 and expires August 31, 2006. The Registrant believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Registrant's growth plans so require.

The Registrant leases its sales and distribution facility in Miami, Florida under a lease expiring March 31, 2004. This facility consists of approximately 61,000 square feet at a monthly rental of approximately $37,200, increasing to $38,500 effective April 1, 2002 and to $39,900 effective April 1, 2003.

The Registrant also leases an approximately 50,000 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center for the Registrant. Payments under the lease are approximately $19,700 per month. Pursuant to its terms, the lease will expire on March 31, 2002 unless the Registrant elects to exercise its option to renew the lease for one additional five-year period. The Registrant sublet approximately 34,000 square feet of this facility for approximately $12,000 per month for each of the 12 months during the period beginning May 1, 2000 and ending April 30, 2001.

On April 1, 1998, the Registrant began leasing an approximately 102,000 square foot distribution facility in Harrisburg, Pennsylvania. The Company is obligated for lease payments of approximately $34,000 per month through March 31, 2003. From June 1, 2000 through December 31, 2000 the Registrant sublet approximately 51,000 square feet of the facility for approximately $18,500 per month. The Registrant presently subleases approximately 50,000 square feet of the facility for approximately $16,000 through December 31, 2001. The sub-lessee has an option to extend its sublease to January 31, 2003. The Registrant is presently negotiating with a prospective tenant for the sublease of the remaining portion of the facility.

On January 1, 1999 the Registrant began leasing an approximately 40,000 square foot facility in Sao Paulo, Brazil. This facility serves as a sales office, administrative office and distribution center for SED International do Brasil Ltda., a wholly owned subsidiary of the Registrant. Monthly payments for the lease are approximately $21,000 per month. The lease will expire on January 31, 2003.

On December 1, 1997, the Registrant began leasing an approximately 33,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly owned subsidiary of the Registrant. Monthly payments are approximately $5,000 per month. The lease will expire on November 30, 2003.

On November 1, 1998, the Registrant assumed the lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized for sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly owned subsidiary of the Registrant. Aggregate space is approximately 5,500 square feet. Payments total approximately $80,000 annually. The leases expire at various dates between November 1, 2000 and April 1, 2002. Additionally, the Registrant rents space in a bonded warehouse in Buenos Aires, Argentina on a month-to-month basis at an average cost of $4,500 per month.

Item 3. LEGAL PROCEEDINGS

The Registrant is involved in litigation relating to claims arising out of its operations in the normal course of business. The Registrant is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Registrant.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of the security holders of the Registrant during the quarter ended June 30, 2001.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded over the counter and quoted on the NASDAQ National Market System under the symbol "SECX". The following table sets forth the high and low sales prices for Registrant's common stock as reported for each quarter of fiscal 2001 and 2000. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

Sales Price

____________________________________________________	High	Low
First year 2001
First	$4.56	$2.50
Second	2.69	.56
Third	1.56	.56
Fourth	1.38	.81
Fiscal year 2000
First	$3.50	$2.06
Second	3.06	1.50
Third	4.25	1.56
Fourth	5.00	2.06

There were 8,012,508 shares of common stock outstanding and approximately 3,500 beneficial owners of the common stock of the Company (including individual participants in securities position listings) as of September 21, 2001.

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

In November, 1998 the Company acquired Intermaco, S.R.L., a Buenos Aires based distributor of Hewlett Packard products and other computer peripherals. Pursuant to the terms of an earn-out agreement entered into by the Company in connection with the acquisition, in February 2000 and April 2001 the Company issued 400,000 shares and 300,000 shares of its common stock, respectively, to Eduardo Kerner and Manfredo Kerner. Messrs. Kerner were the sole owners of Intermaco. Messrs. Kerner are not residents of the United States and the shares were issued to Messrs. Kerner in a private placement that was not subject to the United States Securities laws.

Item 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

Year ended June 30,

2001 2000 1999 1998 1997

Income statement data:

Net Sales * $525,338,000 $612,140,000 $711,450,000 $897,381,000 $649,804,000

Cost of sales, including buying

and occupancy expenses * 494,383,000 573,818,000 681,674,000 855,289,000 611,515,000

Gross profit * 30,955,000 38,322,000 29,776,000 42,092,000 38,289,000

Selling, general and

administrative expenses * 35,249,000 35,597,000 52,974,000 37,862,000 23,331,000

Impairment charges 6,547,000 15,386,000

Start-up expenses 1,400,000

Operating income (loss) (10,841,000) 2,725,000 (38,584,000) 2,830,000 14,958,000

Interest expense-net 660,000 458,000 731,000 2,728,000 2,128,000

Earnings (loss) before income taxes (11,501,000) 2,267,000 (39,315,000) 102,000 12,830,000

Income taxes (benefit) 344,000 578,000 (1,407,000) 357,000 4,925,000

Net earnings (loss) $(11,845,000) $ 1,689,000 $ (37,908,000) $ (255,000) $ 7,905,000

Net earnings (loss) per common share

Basic $ (1.64) $ .25 $ (4.36) $ (.03) $ 1.10

Diluted $(1.64) $ .25 $ (4.36) $ (.03) $ 1.04

Weighted average number

of shares outstanding

Basic 7,236,000 6,727,000 8,698,000 9,602,000 7,138,000

Diluted 7,236,000 6,772,000 8,698,000 9,602,000 7,634,000

At June, 30

2001 2000 1999 1998 1997

Balance sheet data:

Working capital $ 30,539,000 $ 36,506,000 $ 45,193,000 $ 107,741,000 $ 79,350,000

Total assets 107,466,000 121,319,000 141,090,000 266,565,000 197,329,000

Long-term obligations

less current portion 8,500,000 31,000,000 56,000,000

Shareholders' equity 42,615,000 55,349,000 52,810,000 106,275,000 48,896,000

* Prior years have been reclassified in connection with the fiscal 2001 adoption of a new accounting pronouncement.

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

Overview

The Company is an international distributor of microcomputer products, including personal computers, printers and other peripherals and networking products throughout the United States and Latin America. In fiscal 2001, the Company's net sales to customers in the United States represented approximately 53.3% of total net sales. Net sales for export principally into Latin America and in-county net sales in Brazil, Colombia and Argentina represented approximately 43.7% of total net sales for fiscal 2001. Net sales of microcomputer products generated approximately 93.5% of total net sales and wireless telephone products represented the remaining 6.5% for fiscal 2001.

The Company incurred a net loss of $11.8 million on net sales of $525.3 million in fiscal 2001. Net sales decreased to $525.3 million in fiscal 2001 from $612.1 million in fiscal 2000, the gross profit as a percentage of net sales decreased to 5.9% in fiscal 2001 compared to 6.3% in fiscal 2000. Selling, general and administrative expenses increased as a percentage of net sales to 6.7% in fiscal 2001, excluding impairment charges of $6.5 million, from 5.8% in fiscal 2000.

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

The Company has incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past four fiscal years. To address these declines, Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in its efforts. Failure to improve margins and reduce overhead could adversely effect the Company's profitability and financial condition.

Numerous factors and conditions impact the Company's ability to adequately effect this plan, including, but not limited to, the following:

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

    Cash flows - The Company's continued operation in Latin America may require additional capital infusion (in the form of equity from the parent company or debt borrowings by the subsidiary). Banking agreements restrict the future funding of operations of the Brazil subsidiary from cash flows or borrowing in the United States. Operating needs and regulatory matters restrict the Company's ability to repatriate cash flows to the United States.

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

Results of Operations

The following table sets forth, for the periods presented, the percentage of net sales represented by certain items in the Company's consolidated statements of earnings:

Year Ended June 30,

2001 2000 1999 100.0% 100.0% 100.0% Net sales 100.0% 100.0% 100.0% % 100.0% 100.0%

Net sales 100.0% 100.0% 100.0%

Cost of sales, including buying and occupancy exp. 94.1 93.7 95.8

Gross profit 5.9 6.3 4.2

Selling, general and administrative expenses 6.7 5.8 7.4

Impairment charges 1.3 2.2

Operating income (loss) (2.1) 0.5 (5.4)

Interest expense, net 0.1 0.1 0.1

Earnings (loss) before income taxes (2.2) 0.4 (5.5)

Income taxes (benefit) expense 0.1 0.1 (.2)

Net earnings (loss) (2.3)% 0.3% (5.3)%

Fiscal 2001 Compared to Fiscal 2000

Net sales decreased 14.2%, or $86.8 million, to $525.3 million in fiscal 2001 compared to $612.1 million in fiscal 2000. Information concerning the Company's domestic and foreign sales is summarized below:

Year Ended

June 30, Change

2001 2000 Amount Percent

United States:

Domestic $295.9 $341.8 $(45.9) (13.4)%

Export 105.4 151.8 (46.4) (30.6)%

Latin America 125.6 122.0 3.6 2.9%

Elimination (1.6) (3.5) 1.9 N/A

Consolidated $525.3 $612.1 $(86.8) (14.2)%

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

The decrease in sales in the United States was primarily due to lower sales of printers, printer consumables, computer processors and wireless products which was offset by an increase in sales of mass storage products. The decrease in U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 93.5% of the Company's net sales in fiscal 2001 compared to 85.5% for fiscal 2000. Sales of wireless telephone products accounted for approximately 6.5% of the Company's net sales in fiscal 2001 compared to 14.5% for fiscal 2000.

Gross profit decreased $7.3 million to $31.0 million in fiscal 2001, compared to $38.3 million in fiscal 2000. Gross profit as a percentage of net sales decreased to 5.9% in fiscal 2001 from 6.3% in fiscal 2000. The change in gross profit as a percentage of sales was primarily due to lower margins on sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressure in selling products.

Selling, general and administrative expenses (excluding $6.5 million of impairment charges for fiscal 2001) decreased 1.0% to $35.3 million, compared to $35.6 million in fiscal 2000. These expenses as a percentage of net sales increased to 6.7% in 2001 compared to 5.8% in fiscal 2000. The non-cash accounting charge was determined based on a detailed analysis of the Company's long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $5,947,000 in goodwill and approximately $600,000 in property and equipment. Substantially all of the goodwill impairment relate to the Company's acquired export distribution rights in connection with the fiscal 1996 acquisition of substantially all of the net assets of U.S. Computer of North America, Inc. This impairment results from a gradual, but significant, decline in sales volumes and adverse changes in the competitive environment for the distribution of the corresponding product lines. The goodwill is not considered recoverable through other means. The impairment loss of approximately $600,000 relates to the Company's property and equipment in Brazil ($400,000) as well as certain domestic assets ($200,000). Management estimated the undiscounted cash flows to be generated by the assets for the respective operations and compared them to their carrying values. Since the estimated undiscounted future cash flows were less than the carrying values of the assets, the carrying values were adjusted to estimated fair values.

The results of operations of the Company were adversely affected by the continuing inflationary conditions in Latin America and the devaluation of the Brazilian currency. In fiscal 2001, the approximate devaluation of the Brazilian currency as compared to the U.S. dollar was approximately 25%. Since the Company has significant U.S. dollar denominated liabilities in Brazil, the devaluation resulted in translation losses totaling approximately $570,000 in fiscal 2001.

Net interest expense was $0.7 million in fiscal 2001 compared to interest expense of $0.5 million in fiscal 2000. This net change resulted primarily from a reduction in working capital requirements in fiscal 2001.

Income tax expense was $0.3 million in fiscal 2001 compared to an income tax expense of $0.6 million in fiscal 2000. The income tax expense resulted from in-country income taxes on certain Latin America operations. At June 30, 2001, the Company has gross net operating loss carryforwards for U.S. federal tax purposes of approximately $23 million expiring at various dates through 2016 and gross net operating loss carryforwards for foreign income tax purposes of approximately $7.9 million in Brazil, which generally do not expire. At June 30, 2001 and 2000, the Company has recorded valuation allowances for principally all deferred tax assets, except those relating to Intermaco S.R.L., as there is no assurance these assets will be realized.

Fiscal 2000 Compared to Fiscal 1999

Net sales decreased 14.0%, or $99.3 million, to $612.1 million in fiscal 2000 compared to $711.4 million in fiscal 1999. Information concerning the Company's domestic and foreign sales is summarized below:

Year Ended

June 30, Change

2000 1999 Amount Percent

United States:

Domestic $ 341.8 $ 436.9 $ (95.1) (21.8)%

Export 151.8 199.0 (47.2) (23.7)%

Latin America 122.0 82.9 39.1 47.2%

Elimination (3.5) (7.4) 3.9 N/A

Consolidated $ 612.1 $ 711.4 $ (99.3) (14.0)%

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

The decrease in sales in the United States was primarily due to lower sales of printers, computer processors and monitors. The sales increase in Latin America was generally across all product categories. Sales of microcomputer products represented approximately 85.5% of the Company's net sales in fiscal 2000 compared to 86.6% for fiscal 1999. Sales of wireless telephone products accounted for approximately 14.5% of the Company's net sales in fiscal 2000 compared to 13.4% for fiscal 1999.

Gross profit increased $8.5 million to $38.3 million in fiscal 2000, compared to $29.8 million in fiscal 1999. Gross profit as a percentage of net sales increased to 6.3% in fiscal 2000 from 4.2% in fiscal 1999. The change in gross profit as a percentage of sales was due to a decrease in lower margin sales in the United States, an increase in higher margin sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressure in selling products.

Selling, general and administrative expenses decreased 32.8% to $35.6 million, compared to $53.0 million in fiscal 1999. These expenses as a percentage of net sales decreased to 5.8% in 2000 compared to 7.4% in fiscal 1999 (excluding $15.4 million of impairment charges). The dollar decrease in these expenses is primarily due to lower provision for doubtful accounts receivable, lower employee expenses, and lower occupancy costs.

Net interest expense was $0.5 million in fiscal 2000 compared to interest expense of $0.7 million in fiscal 1999. This net change resulted primarily from a reduction in working capital requirements in fiscal 2000.

Income tax expense was $0.6 million in fiscal 2000 compared to an income tax benefit of $1.4 million in fiscal 1999. The effective tax rate at June 30, 2000 was 25.5% which resulted principally from in-country income taxes on Latin America operations. Domestic income was offset by the effect of previously reserved loss carryforwards resulting in no income tax expense. At June 30, 2000, the Company has gross net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $19.5 million expiring at various dates through 2019 and gross net operating loss carryforwards for foreign income tax purposes of approximately $6.6 million in Brazil, which generally do not expire. At June 30, 2000 and 1999, the Company had recorded valuation allowances for principally all deferred tax assets, except those relating to Intermaco, S.R.L., as there is no assurance these assets will be realized.

Quarterly Data

The following table sets forth certain unaudited quarterly historical consolidated financial data for each of the Company's last eight fiscal quarters ended June 30, 2001. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company's opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. The quarterly financial statements have been reclassified in connection with the Company's fourth quarter 2001 adoption of the new accounting pronouncement related to income statement classification of shipping and handling revenues and costs. These reclassifications had no effect on net earnings (loss). This information should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

Quarter Ended (in thousands, except per share data)

Sept 30 Dec 31, Mar 31, June 30 Sept 30, Dec 31, Mar 31, June 30,

1999 1999 2000 2000 2000 2000 2001 2001

Net sales $187,476 $150,118 $141,629 $132,917 $133,565 $132,155 $142,690 $116,928

Gross profit 10,605 9,748 8,989 8,980 8,157 8,649 8,200 5,949

Operating income (loss) 939 683 970 133 281 678 (322) (11,478)

Net earnings (loss) 600 275 738 76 75 230 (525) (11,625)

Earnings (loss) per share:

Basic $.09 $.04 $.11 $.01 $.01 $.03 $(.07) $(1.50)

Diluted .09 .04 .11 .01 .01 .03 (.07) (1.50)

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. As the Company continues operations in Latin America, management believes that capital requirements in Latin America may limit the ability of the Company's subsidiaries in those countries to make payments to the Company.

Operating activities provided $2.3 million, $16.5 million and $45.5 million of cash in fiscal 2001, 2000 and 1999, respectively. The source of cash in fiscal 2001 resulted primarily from a decrease of $4.5 million in accounts receivable, which was partially offset by increases of $4.8 million in inventory and $0.4 million in accounts payable. The source of cash in fiscal 2000 resulted primarily from decreases of $14.4 million in inventory and $5.1 million in accounts receivable partially offset by a $13.8 million decrease in accounts payable.

Investing activities used $2.3 million, $4.5 million and $6.8 million of cash in fiscal 2001, 2000 and 1999, respectively. The use of cash in fiscal 2001 was for the purchase of equipment and software for $.9 million and for additional payments related to the purchase of Intermaco S.R.L. amounting to $1.5 million. The use of cash in fiscal 2000 was primarily for the purchase of computer equipment and software for $3.0 million and for additional payments related to the purchase of Intermaco S.R.L. amounting to $1.5 million. The significant use of cash in fiscal 1999 was primarily for the purchase of Intermaco S.R.L. for $4.3 million and $2.5 million for the purchase of computer equipment and software.

Financing activities used $0.4 million of cash in fiscal 2001, $8.1 million of cash in fiscal 2000 and $37.3 million of cash in fiscal 1999. The net cash used in fiscal 2001 primarily related to repayment of short-term bank borrowings by subsidiaries. The net cash used in financing activities in fiscal 2000 primarily related to repayment of borrowings of $8.5 million under the Company's credit agreement offset by other net bank borrowings of $435,000. The net cash used in financing activities in fiscal 1999 primarily related to repayments of borrowings of $22.5 million under the Company's credit agreement and the repurchase of 3,946,250 shares of common stock for approximately $14.8 million in open market and privately negotiated transactions under a stock buy-back program previously authorized by the Board of Directors. (The Company currently has remaining authorization from its Board of Directors to purchase up to 1,950,000 shares of common stock of the Company through open market and private purchases.)

The Company entered into a credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended on October 12, 2001, which provides for borrowing under a line of credit of up to $25.0 million ($35.0 million at June 30, 2001.) At June 30, 2001 and 2000, the Company had no borrowings outstanding under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $9.5 million reserve. This reserve can be drawn upon, if necessary, to finance obligations to IBM Credit Corporation, which finances the Company's purchases from certain vendors. Available borrowings under this agreement at June 30, 2001, based on collateral limitations, were $23.5 million ($9.5 million of which would only be available to finance obligations due to IBM, if necessary).

The Wachovia credit agreement is secured by accounts receivable and inventory of SED International, Inc. and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at Wachovia's prime rate (6.75% at June 30, 2001) plus .50% or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .50% of the unused commitment and expires November 1, 2002. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2001 were $1.2 million, $10.0 million and 6.75%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2000 were $4.5 million, $19.0 million and 9.5%, respectively. At June 30, 2001 the Company was not in compliance with certain agreement covenants; however, the Company subsequently obtained an amendment of those covenants.

The Company's subsidiary, SED International do Brasil, operates under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by the subsidiary's accounts receivable and requires the maintenance of certain financial ratios. At June 30, 2001, the Company had $3.3 million of borrowings outstanding under these facilities. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2001 were $2.5 million, $4.0 million and 1.62%, respectively. At June 30, 2000, there were $3.5 million outstanding borrowings under these lines of credit. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2000 were $1.3 million, $3.5 million and 2.02%, respectively.

In March 2001, the Company's subsidiary, SED International de Colombia Ltda., entered into a six month loan with a Colombian bank. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreement is secured by a savings deposit of $.7 million held in a bank in the United States. At June 30, 2001, the Company had $.3 million of borrowings outstanding under this facility. Average borrowings, maximum borrowings and the weighted average monthly interest rate under this loan agreement for fiscal 2001 were $.4 million, $.6 million and 2.32%, respectively. At June 30, 2000, the Company had $.4 million of borrowings under a similar facility. Average borrowings, maximum borrowings and the weighted average monthly interest rate for fiscal 2000 were $.1 million, $.7 million and 2.12%, respectively.

The carrying value of all bank debt at June 30, 2001 and 2000 approximates its fair value based on interest rates that are believed to be available to the Company for debt with similar provisions.

Management believes that the credit agreement together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 2002.

Fourth Quarter Adjustments

In the fourth quarter of fiscal 2001, the Company recorded certain non-recurring adjustments related to changes in estimates associated with the impairment of long-lived assets ($6.5 million) and allowance for doubtful accounts ($3.3 million). These fourth quarter adjustments totalled approximately $9.8 million or $1.35 per share increase in the net loss for fiscal 2001.

Financial Instruments

The functional currency for the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity as a component of comprehensive income.

In January 2001, the Company entered into non-deliverable forward contracts covering Brazilian R$2,047,000, or US $1,000,000. These contracts were accounted for as speculative forward contracts. These contracts were settled in March 2001 at a gain of $33,000. The Company has no future plans to enter into foreign exchange forward or option contracts to hedge foreign currency transactions. These were isolated transactions. Generally, it is the Company's policy not to enter into derivative contracts for speculative trading purposes.

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

The Latin American countries in which the Company operates have experienced high rates of inflation and hyperinflation from time to time in the past. At this time, management estimates that inflation may have a material impact on the Company's Latin American business operations in the immediate future.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to market risk from changes in foreign currency and interest rates. The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 23.9% of the Company's total net sales were generated from sales made to resellers located in Latin American countries during fiscal 2001. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. In January 2001, the Company entered into non-deliverable forward contracts covering Brazilian R$2,047,000, or US $1,000,000. These contracts were accounted for as speculative forward contracts. These contracts were settled in March 2001 at a gain of $33,000. The Company has no future plans to enter into foreign exchange forward or option contracts to hedge foreign currency transactions. These were isolated transactions. Generally, it is the Company's policy not to enter into derivative contracts for speculative trading purposes.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS' REPORT

Board of Directors

SED International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SED International Holdings, Inc. and subsidiaries as of June 30, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SED International Holdings, Inc. and subsidiaries as of June 30, 2001 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

ERNST & YOUNG LLP

Atlanta, Georgia

October 15, 2001

INDEPENDENT AUDITORS' REPORT

Board of Directors

SED International Holdings, Inc.

We have audited the accompanying consolidated balance sheet of SED International Holdings, Inc. and subsidiaries as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of SED International Holdings, Inc. and subsidiaries as of June 30, 2000 and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia

September 26, 2000

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

June 30,

2001 2000

ASSETS

Current assets:

Cash and cash equivalents $ 4,243,000 $ 6,614,000

Restricted cash 700,000 700,000

Trade accounts receivable, less allowance for doubtful

accounts of $5,631,000 (2001) and $3,761,000 (2000) 40,236,000 49,183,000

Inventories 47,507,000 42,733,000

Deferred income taxes 355,000 360,000

Other current assets 2,349,000 2,886,000

Total current assets 95,390,000 102,476,000

Property and equipment-net 5,708,000 7,827,000

Intangibles-net 6,368,000 11,016,000

Total assets $107,466,000 $121,319,000

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Trade accounts payable $ 55,449,000 $55,076,000

Accrued and other current liabilities 5,858,000 6,994,000

Short term subsidiary bank debt 3,544,000 3,900,000

Total current liabilities 64,851,000 65,970,000

Revolving bank debt

Commitments

Shareholders' equity:

Preferred stock, $1.00 par value;

129,500 shares authorized, none issued

Common stock, $.01 par value;

100,000,000 shares authorized, 11,126,411(2001) and

11,126,911 (2000) shares issued, 8,060,954 (2001) and

7,374,888 (2000) shares outstanding 112,000 112,000

Additional paid-in capital 68,361,000 70,544,000

Retained earnings (Accumulated deficit) (9,224,000) 2,621,000

Accumulated other comprehensive loss (3,564,000) (1,583,000)

Treasury stock, 3,065,457 (2001) and 3,752,023 (2000) shares, at cost (12,612,000) (15,515,000)

Unearned compensation - stock awards (458,000) (830,000)

Total shareholders' equity 42,615,000 55,349,000

Total liabilities and shareholders' equity $107,466,000 $121,319,000

See notes to consolidated financial statements

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Year ended June 30,

2001 2000 1999

Net sales $525,338,000 $612,140,000 $711,450,000

Cost of sales, including buying and

occupancy expenses 494,383,000 573,818,000 681,674,000

Gross profit 30,955,000 38,322,000 29,776,000

Selling, general and administrative expenses 35,249,000 35,597,000 52,974,000

Impairment charges 6,547,000 15,386,000

Operating income (loss) (10,841,000) 2,725,000 (38,584,000)

Interest expense-net 660,000 458,000 731,000

Earnings (loss) before income taxes (11,501,000) 2,267,000 (39,315,000)

Income taxes (benefit) 344,000 578,000 (1,407,000)

Net earnings (loss) $(11,845,000) $ 1,689,000 $(37,908,000)

Net earnings (loss) per common share:

Basic $(1.64) $.25 $(4.36)

Diluted $(1.64) $.25 $(4.36)

Weighted average number of shares outstanding:

Basic 7,236,000 6,727,000 8,698,000

Diluted 7,236,000 6,772,000 8,698,000

See notes to consolidated financial statements

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

Common Stock Retained Accumulated Treasury Stock

Additional Earnings Other Unearned Total

Par Paid-In (Accumulated Comprehensive Compensation Shareholders'

Shares Value Capital Deficit) Loss Shares Cost Stock Awards Equity

BALANCE, JUNE 30, 1998 10,862,211 $108,000 $70,659,000 $38,840,000 $(119,000) 345,608 $(2,937,000) $(276,000) $106,275,000

Stock awards issued 305,000 4,000 1,118,000 (1,122,000)

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

Stock awards issued (180,000) (150,000) 621,000 (441,000)

Amortization of stock awards 676,000 676,000

Stock awards cancelled (31,400) (133,000) 133,000

Treasury shares purchased 10,165 (27,000) (27,000)

Issuance of common stock

for business acquired (855,000) (400,000) 1,655,000 800,000

Net earnings 1,689,000 1,689,000

Translation adjustments (599,000) (599,000)

Comprehensive earnings 1,090,000

BALANCE, JUNE 30, 2000 11,126,911 112,000 70,544,000 2,621,000 (1,583,000) 3,752,023 (15,515,000) (830,000) 55,349,000

Stock awards issued (1,241,000) (407,956) 1,687,000 (446,000)

Amortization of stock awards 814,000 814,000

Stock awards cancelled (500) (2,000) 1,540 (2,000) 4,000

Treasury shares purchased 19,850 (22,000) (22,000)

Issuance of common stock

for business acquired (940,000) (300,000) 1,240,000 300,000

Net loss (11,845,000) (11,845,000)

Translation adjustments (1,981,000) (1,981,000)

Comprehensive earnings (13,826,000)

BALANCE, JUNE 30, 2001 11,126,411 $112,000 $68,361,000 $(9,224,000) $(3,564,000) 3,065,457 $(12,612,000) $(458,000) $ 42,615,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended June 30,

2001 2000 1999

Operating Activities:

Net earnings (loss) $(11,845,000) $ 1,689,000 $(37,908,000)

Adjustments to reconcile net earnings (loss) to net

cash provided by (used in) operating activities:

Impairment charges for long-lived assets 6,547,000 15,386,000

Depreciation and amortization 2,824,000 2,554,000 3,206,000

Compensation stock awards 814,000 676,000 132,000

Provision for losses on accounts receivable 4,476,000 3,808,000 13,622,000

Changes in assets and liabilities, net of effects of

acquired businesses in fiscal 1999:

Restricted cash (700,000)

Trade accounts receivable 4,471,000 5,094,000 17,639,000

Inventories (4,774,000) 14,359,000 86,489,000

Refundable income taxes 3,801,000 (312,000)

Deferred income taxes 5,000 (70,000) 1,823,000

Other current assets 537,000 (447,000) (865,000)

Trade accounts payable 373,000 (13,834,000) (53,582,000)

Accrued and other current liabilities (1,136,000) (411,000) (92,000)

Net cash provided by

operating activities 2,292,000 16,519,000 45,538,000

Investing Activities:

Purchase of equipment (842,000) (3,014,000) (2,470,000)

Purchase of businesses, net of cash acquired (1,462,000) (1,466,000) (4,306,000)

Net cash used in investing activities (2,304,000) (4,480,000) (6,776,000)

Financing Activities:

Net payments of revolving bank debt (8,500,000) (22,500,000)

Proceeds from short term bank debt of foreign subsidiaries 31,331,000 700,000

Repayments of short term bank debt of foreign subsidiaries (31,687,000) (265,000)

Net proceeds from issuance of common stock 3,000

Purchase of treasury stock (22,000) (27,000) (14,827,000)

Net cash used in financing activities (378,000) (8,092,000) (37,324,000)

Effect of exchange rate changes on cash (1,981,000) (599,000) (865,000)

Increase (decrease) in cash and cash equivalents (2,371,000) 3,348,000 573,000

Cash and Cash Equivalents

Beginning of year 6,614,000 3,266,000 2,693,000

End of year $ 4,243,000 $ 6,614,000 $ 3,266,000

Supplemental Disclosures of

Cash Flow Information-

Cash paid (received) during the year for:

Interest $ 514,000 $ 725,000 $ 956,000

Income taxes 414,000 (3,017,000) 316,000

Liabilities assumed in acquisitions 4,163,000

See notes to consolidated financial statements

SED INTERNATIONAL HOLDINGS, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2001, 2000, and 1999

1. Summary Of Significant Accounting Policies

Principles of Consolidation-The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-store.com, Inc. (collectively the "Company"). All intercompany accounts and transactions have been eliminated.

Description of Business-The Company is a wholesale distributor of microcomputers, computer peripheral products and wireless telephone products, serving value-added resellers and dealers in the United States and Latin America. The Company does not require collateral from its customers.

Risks and Uncertainties-The Company has incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past four fiscal years. To address these declines, Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in connection with these efforts. Failure to effectively implement the plan could adversely effect the Company's profitability and financial condition.

Numerous factors and conditions impact the Company's ability to adequately effect this plan, including, but not limited to, the following:

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

    Cash flows - The Company's continued operation in Latin America may require additional capital infusion (in the form of equity from the parent company or debt borrowings by the subsidiary). Banking agreements restrict the future funding of operations of the Brazil subsidiary from cash flows or borrowing in the United States. Operating needs and regulatory matters restrict the Company's ability to repatriate cash flows to the United States.

Revenue Recognition-Sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provision for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping costs are included in the cost of sales.

Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash Equivalents-Cash equivalents are short-term investments purchased with a maturity of three months or less.

Inventories-Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $7,332,000 at June 30, 2001 and $7,852,000 at June 30, 2000.

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

Intangible Assets-Intangible assets consist primarily of goodwill. Goodwill represents the excess of the cost of an acquired business over the fair value of net identifiable assets acquired and is amortized using the straight-line method principally over 30 years.

Long-Lived Assets and Impairment-The Company periodically reviews long-lived assets, including goodwill, for impairment based on judgments as to the future undiscounted cash flows from related operations. An impaired asset is written down to its estimated fair market value based on the information available; estimated fair market value is generally measured by discounting estimated future cash flows.

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

For the years ended June 30, 2001, 2000, and 1999 (fiscal 2001, 2000, and 1999, respectively) options for approximately 1,777,000, 2,641,000, and 1,678,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.

Recently Issued Accounting Pronouncements-In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements". This was followed by Staff Accounting Bulletin No. 101A, "Implementation Issues Related to SAB 101", in March 2000 and by Staff Accounting Bulletin No. 101B, "Second Amendment: Revenue Recognition in Financial Statements" ("SAB 101B"), in June 2000. These bulletins summarize certain of the SEC's views about applying generally accepted accounting principles to revenue recognition in financial statements. The impact of SAB 101B on the Company was to delay the implementation date of SAB101 until the fourth quarter of fiscal year 2001. The adoption of these bulletins had no affect on the Company's results of operations.

In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, "Accounting for Shipping and Handling Fees and Costs" ("the Issue"). The Company adopted the Issue in the fourth quarter of 2001 and prior year financial statements have been reclassified to conform to the requirements of the Issue. There was no effect on net income or loss as a result of the adoption of the Issue. The net effect of the adoption of the Issue was an increase in net sales of $1,902,000, $2,691,000 and $3,880,000, an increase in cost of sales of $3,395,000, $4,395,000 and $5,332,000; and a decrease in selling, general, and administrative expenses of $1,493,000, $1,704,000 and $1,452,000 in the years ended June 30, 2001, 2000, and 1999, respectively.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of $234,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Fair Value of Financial Instruments-Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate their fair value.

Reclassifications-Certain prior year balances have been reclassified to conform with the current year presentation.

2. Acquisitions

The Company previously acquired Intermaco S.R.L. ("Intermaco"), a Buenos Aires, Argentina, distributor of Hewlett-Packard products and other computer peripherals, on November 1, 1998. Consideration for the acquisition consisted of an initial cash payment at closing of $4,417,000, and two subsequent payments based on a multiple of Intermaco's net earnings for each of the succeeding twelve-month periods. For the first twelve-month period, ended October 31, 1999, the Company paid an additional $2,030,000, consisting of $1,230,000 in cash and 400,000 shares of the Company's common stock valued at $800,000 in February 2000. For the second twelve-month period ended October 31, 2000, the Company paid in April 2001 an additional $1,400,000 in cash and issued 300,000 shares of the Company's common stock valued at $300,000. This acquisition was recorded under the purchase method of accounting.

The operating results of the acquired business is included in the Company's consolidated statements of earnings from the acquisition date. The pro forma impact of the business acquisition on operations for fiscal 1999 was not material.

3. Long-Lived Assets and Impairment Charges

Long-lived assets are comprised of the following:

June 30,

2001 2000

Property and equipment:

Furniture and equipment $13,475,000 $13,541,000

Leasehold improvements 1,312,000 1,813,000

Other 231,000 164,000

15,018,000 15,518,000

Less accumulated depreciation 9,310,000 7,691,000

$ 5,708,000 $ 7,827,000

Intangibles:

Goodwill $ 6,706,000 $ 12,104,000

Distribution rights 226,000

6,706,000 12,330,000 Less accumulated amortization 338,000 1,314,000

$ 6,368,000 $ 11,016,000

Approximately $6,486,000 and $4,927,000 of all long-lived assets at June 30, 2001 and 2000 respectively, relate to the Company's subsidiary Intermaco S.R.L., in Argentina. Amortization expense of intangibles was $433,000, $373,000 and $888,000 in the years ended June 30, 2001, 2000, and 1999, respectively.

2001 Impairment Charges

In the fourth quarter of the year ended June 30, 2001, the Company recorded a non-cash impairment charges totaling $6,547,000. The non-cash accounting charge was determined based on a detailed analysis of the Company's long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $5,947,000 in goodwill and approximately $600,000 in property and equipment. Substantially all of the goodwill impairment relate to the Company's acquired export distribution rights in connection with the fiscal 1996 acquisition of substantially all of the net assets of U.S. Computer of North America, Inc. This impairment results from a gradual, but significant, decline in sales volumes and adverse changes in the competitive environment for the distribution of the corresponding product lines. The goodwill is not considered recoverable through other means. The impairment loss of approximately $600,000 relates to the Company's property and equipment in Brazil ($400,000) as well as certain domestic assets ($200,000). Management estimated the undiscounted cash flows to be generated by the assets for the respective operations and compared them to their carrying values. Since the estimated undiscounted future cash flows were less than the carrying values of the assets, the carrying values were adjusted to estimated fair values.

1999 Impairment Charges

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

  In response to the poor operating performance realized at SED Magna Distribuidora Ltda. in Brazil since its December 1997 acquisition and risks inherent in its future operations, the Company recorded an impairment charge of $738,000 for the write-off of the goodwill related to this entity (as this goodwill did not appear to be recoverable).

  Property and equipment was reviewed and written down by $2,654,000 primarily for computer equipment and capitalized software costs.

  Bank Debt

Revolving Bank Debt -The Company has a credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended on October 12, 2001, which provides for borrowing under a line of credit of up to $25.0 million ($35.0 million at June 30, 2001.) At June 30, 2001 and 2000, the Company had no borrowings outstanding under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $9.5 million reserve. This reserve can be drawn upon, if necessary, to finance obligations to IBM Credit Corporation, which finances the Company's purchases from certain vendors. Available borrowings under this agreement at June 30, 2001, based on collateral limitations, were $23.5 million ($9.5 million of which would only be available to finance obligations due to IBM, if necessary).

The Wachovia credit agreement is secured by accounts receivable and inventory of SED International, Inc. and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at Wachovia's prime rate (6.75% at June 30, 2001) plus .50% or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .50% of the unused commitment and expires November 1, 2002. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2001 were $1.2 million, $10.0 million and 6.75%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2000 were $4.5 million, $19.0 million and 9.5%, respectively. At June 30, 2001 the Company was not in compliance with certain agreement covenants; however, the Company subsequently obtained an amendment of the covenants.

Subsidiary Bank Debt -The Company's subsidiary, SED International do Brasil, operates under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by the subsidiary's accounts receivable and requires the maintenance of certain financial ratios. At June 30, 2001, the Company had $3.3 million of borrowings outstanding under these facilities. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2001 were $2.5 million, $4.0 million and 1.62%, respectively. At June 30, 2000, there were $3.5 million of outstanding borrowings under these lines of credit. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2000 were $1.3 million, $3.5 million and 2.02%, respectively.

In March 2001, the Company's subsidiary, SED International de Colombia Ltda., entered into a six month loan with a Colombian bank. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreement is secured by a savings deposit of $.7 million held in a bank in the United States. At June 30, 2001, the Company had $.3 million of borrowings outstanding under this facility. Average borrowings, maximum borrowings and the weighted average monthly interest rate under this loan agreement for fiscal 2001 were $.4 million, $.6 million and 2.32%, respectively. At June 30, 2000, the Company had $.4 million of borrowings under a similar facility. Average borrowings, maximum borrowings and the weighted average monthly interest rate for fiscal 2000 were $.1 million, $.7 million and 2.12%, respectively.

The carrying value of all bank debt at June 30, 2001 and 2000 approximates its fair value based on interest rates that are believed to be available to the Company for debt with similar provisions.

5. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company's deferred tax assets are as follows:

June 30,

2001 2000

U.S. federal and state operating loss carryforwards $ 9,927,000 $ 8,460,000

Foreign operating loss carryforwards 2,633,000 2,175,000

Reserves not currently deductible 4,588,000 1,654,000

Other 565,000 302,000

Valuation allowance (17,358,000) (12,231,000)

$ 355,000 $ 360,000

At June 30, 2001, the Company has gross net operating loss carryforwards for federal and state income tax purposes in the United States of approximately $23 million and $35 million, respectively, expiring at various dates through 2021 and gross net operating loss carryforwards for income tax purposes in Brazil of approximately $7.9 million which generally do not expire. At June 30, 2001 and 2000, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco S.R.L., as there is no assurance that these assets will be realized.

Components of income tax expense (benefit) are as follows:

Year Ended June 30,

2001 2000 1999

Current:

Federal $(2,795,000)

State (252,000)

Foreign $339,000 $648,000 128,000

339,000 648,000 (2,919,000)

Deferred:

Federal 1,203,000

State 313,000

Foreign 5,000 (70,000) (4,000)

5,000 (70,000) 1,512,000

$344,000 $578,000 $(1,407,000)

The Company's effective tax rates differ from statutory rates as follows:

Year Ended June 30,

2001 2000 1999

Statutory federal rate (benefit) (34.0)% 34.0% (34.0)%

State income taxes net of

federal income tax benefit (3.2) 3.6 0.1 Non-deductible goodwill amortization 15.1 3.6 1.0

Valuation allowance 24.7 (51.6) 24.7

Other 0.5 35.9 4.6

3.1% 25.5% (3.6)%

The valuation allowance increased (decreased) during fiscal 2001, 2000 and 1999 by $5,127,000, $(1,172,000), and $13,074,000, respectively.

6. Lease Obligations

SED International leases its main office facility under an operating lease with an entity owned by certain minority shareholders of the Company. Rent expense for this facility for the years ended June 30, 2001, 2000, and 1999 was $259,000, $234,000, and $176,000 respectively. This lease, as of October 2001, provides for an annual rent of $269,000 with annual increases of three percent through September 2006. The Company leases additional distribution center and sales office space under other operating leases. Rent expense, net of sublease rental income, under all operating leases for the years ended June 30, 2001, 2000, and 1999 was $1,622,000, $1,736,000, and $2,573,000, respectively.

The Company is obligated under lease agreements for its closed Harrisburg distribution center and portions of other distribution centers which are not being utilized by the Company. Most of such distribution space has been sublet to third parties. Sublease rental income was $738,000, $240,000 and $127,000 for the years ended June 30, 2001, 1999, respectively.

As of June 30, 2001, future minimum rental commitments under noncancelable operating leases and rental income under sublease agreements are:

Future Sublease

Year Ending June 30, Rent Rental Income

2002 $2,501,000 $ 427,000

2003 2,166,000 377,000

2004 1,196,000

2005 591,000

2006 591,000

2007 and thereafter 95,000

$ 7,140,000 $ 804,000

7. Shareholders' Equity

Common Stock-During fiscal years 2001, 2000, and 1999, the Company repurchased 19,850, 10,165, and 3,946,250 shares, respectively, of its common stock in open market and private transactions for $22,000, $27,000, and $14,827,000, respectively.

Stock Options-The Company maintains stock option plans under which 2,858,902 shares of common stock have been reserved at June 30, 2001 for outstanding and future incentive and nonqualified stock option grants as well as stock awards to officers and key employees. In September 2000, the Company's directors reseved an additional 1,000,000 shares under one of the stock option plans. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a "change of control" (as defined), all outstanding options become immediately exercisable.

Stock option activity and related information under these plans is as follows:

Weighted

Average

Shares Exercise Price

Shares under options at June 30, 1998 1,520,035 $ 7.66

Granted 225,550 4.10

Exercised (400) 7.50

Canceled (178,350) 4.89

Shares under options at June 30, 1999 1,566,835 4.87

Granted 1,234,050 3.01

Exercised

Canceled (313,600) 3.69

Shares under options at June 30, 2000 2,487,285 5.12

Granted 127,100 2.36

Exercised

Canceled (2,023,598) 4.28

Shares under options at June 30, 2001 590,787 7.38

Option exercisable at June 30:

1998 828,347 $ 4.96

1999 1,007,558 4.98

2000 1,190,193 4.89

2001 207,736 3.43

Additionally, since 1992, the Board of Directors has granted vested nonqualified options to purchase 213,000 shares of common stock to certain directors of the Company at exercise prices ranging from $5.00 to $15.25 (fair market value of the Company's common stock at date of grant). Such options expire 10 years from the date of grant. Options to purchase 10,000 shares of common stock by a director were forfeited during fiscal 1997. Options to purchase 61,500 shares of common stock were exercised by certain directors at a weighted average price of $7.73 during fiscal 1998. At June 30, 2001, 52,000 options granted to directors of the Company were outstanding and exercisable at a weighted average exercise price of $3.56.

The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2001:

Outstanding Options Exercisable Options

Weighted

Average Weighted

Remaining Average Average

Range of Number Contractual Exercise Number Exercise

Exercise Prices Outstanding Life (Years) Price Exercisable Price

$1.19-$2.94 464,817 1.29 $2.78 158,222 $2.90

$3.41-$5.06 177,970 1.51 $4.12 101,514 $4.33

Fair Value-The weighted average fair value of options granted in fiscal 2001, 2000, and 1999 was $2.35, $1.90 and $2.52, respectively, using the Black-Scholes option pricing model with the following assumptions:

Year Ended June 30,

2001 2000 1999

Dividend yield 0.0% 0.0% 0.0%

Expected volatility 84.5% 57.0% 58.4%

Risk free interest rate 5.3% 5.9% 5.1%

Expected life, in years 10.0 6.9 6.6

Had compensation cost for grants under the Company's stock option plans in fiscal 2001, 2000, and 1999 been determined based on the fair value at the date of grant consistent with the method of SFAS 123, the Company's pro forma net earnings (loss) and net earnings (loss) per share would have been as follows:

Year Ended June 30,

2001 2000 1999

Pro forma net earnings (loss) (12,607,438) $143,000 $(39,027,000)

Pro forma net earnings (loss) per common share:

Basic $(1.74) $ .02 $ (4.49)

Diluted $(1.74) $ .02 $ (4.49)

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

Year Ended June 30,

2001 2000 1999

Shares of restricted stock

beginning of year 409,000 337,900 67,200

Issued 407,956 150,000 280,000

Vested (498,200) (47,500)

Canceled (2,040) (31,400) (9,300)

Shares of restricted stock

end of year 316,716 409,000 337,900

The value of restricted stock awards is determined using the market price of the Company's common stock on the grant date and is amortized over the vesting period. The unamortized portion of such awards is deducted from stockholders' equity.

Stockholder Rights Agreement- In October 1996, the Company adopted a stockholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company's common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company's consent, acquires beneficial ownership of 12% or more of the Company's common stock or announces or commences a tender or exchange offer that could result in 12% ownership (the "Change Date"). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power and, until exercisable, no dilutive effect on net earnings per common share. The rights expire in October 2006 and are redeemable at the discretion of the Company's Board of Directors at $.01 per right.

Exchange Plan- In February 2001, the Company made an offer to employees of the Company to exchange stock options they previously received in the Company's 1991 Stock Option Plan (1991 Plan Options) for awards of restricted stock under the Company's 1997 and 1999 Stock Option Plan. Under the exchange, an employee received one share of restricted common stock for each option to purchase five shares of common stock surrendered. Employees who exchanged 100% of their 1991 Plan Options were also allowed to exchange options under other Company Plans at the same exchange ratio. A similar exchange offer was made to non-employee Directors for options they received in the Company's Director Plans and the 1999 Stock Option Plan. Based on the five-for-one exchange ratio, 2,039,778 options were exchanged for awards of 407,956 shares of restricted common stock. The exchanged options had an exercise price from $2.625 to $5.0625 and the average exercise price for the exchanged options was $4.39. The total valuation placed on the awards issued was approximately $446,000, based on the closing price of the common stock of $1.094 on February 28, 2001. The exchange increased the number of shares of the Company's common stock outstanding by 5.5%, but reduced potential dilutive impact on the Company's common stock associated with the 2,039,778 options exchanged and cancelled. Options returned to Plans will be available for re-issuance under those Plans.

The exchange valuation of $446,000 resulted in non-cash deferred compensation in the amount of $413,000 for the employees' portion of the exchange, and the expense of $33,000 for the immediate vesting of the outside Directors' restricted stock.

Subsequent to the exchange settlement, stock awards issued to certain officers of the Company and its subsidiary, SED International, Inc., were accelerated and immediately vested. The accelerated vesting resulted in the recognition of non-cash awards compensation expense of $462,000 in the March 31, 2001 quarter consisting of $186,000 for the exchange awards and $276,000 for previously issued awards.

8. Employee Benefit Plan

SED International, Inc. maintains a voluntary retirement benefit program, the SED International, Inc. 401(k) Plan. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. SED International, Inc. matches a portion of employee contributions to the plan. Employees are immediately vested in their own contributions. Vesting in SED International, Inc.'s matching contributions is based on years of continuous service. SED International, Inc.'s matching contribution expense for the years ended June 30, 2001, 2000, and 1999 was $125,000, $137,000 and $142,000, respectively.

9. Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America. Financial information by geographic region is as follows:

United States Latin America Eliminations Consolidated

Fiscal 2001

Net sales:

Unaffiliated customers $399,733,000 $125,605,000 $525,338,000

Foreign subsidiaries 1,585,000 $ (1,585,000)

Total $401,318,000 $125,605,000 $ (1,585,000) $525,338,000

Gross profit $ 18,911,000 $ 12,044,000 $ 30,955,000

Loss from operations (9,188,000) (1,653,000) (10,841,000)

Total assets at year-end 98,017,000 30,021,000 $ 20,572,000 107,466,000

Fiscal 2000

Net sales:

Unaffiliated customers $490,061,000 $122,079,000 $612,140,000

Foreign subsidiaries 3,528,000 $ (3,528,000)

Total $493,589,000 $122,079,000 $ (3,528,000) $612,140,000

Gross profit $ 25,262,000 $ 13,060,000 $ 38,322,000

Income from operations 1,692,000 1,033,000 2,725,000

Total assets at year-end 107,716,000 35,327,000 $(21,724,000) 121,319,000

Fiscal 1999

Net sales:

Unaffiliated customers $628,570,000 $ 82,880,000 $711,450,000

Foreign subsidiaries 7,362,000 $ (7,362,000)

Total $635,932,000 $ 82,880,000 $ (7,362,000) $711,450,000

Gross profit $ 21,966,000 $ 7,810,000 $ 29,776,000

Loss from operations (33,588,000) (4,996,000) (38,584,000)

Total assets at year-end 128,379,000 28,882,000 $(16,171,000) 141,090,000

Sales of products between the Company's geographic regions are made at market prices and are eliminated in consolidation. Net sales in Brazil (included in Latin America net sales in the table above) aggregated $79,758,000, $81,351,000, and $49,403,000 during fiscal 2001, 2000 and 1999, respectively. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

Shipping and

Microcomputer Wireless Telephone Handling

Year Ended June 30, Products Products Revenue Total

2001 $489,609,000 $33,827,000 $1,902,000 $525,338,000

2000 520,984,000 88,465,000 2,691,000 612,140,000

1999 612,847,000 94,723,000 3,880,000 711,450,000

Approximately 43.7%, 44.2%, and 37.5% of the Company's net sales in the fiscal years ended June 30, 2001, 2000, and 1999, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina.

10. Significant Vendors

During the year ended June 30, 2001, the Company purchased approximately 38.6% of its product from two vendors. During the year ended June 30, 2000, the Company purchased approximately 18.7% of its product from one vendor. During the year ended June 30, 1999, the Company purchased approximately 21.0% of its product from three vendors.

11. Supplemental Disclosures

An analysis of allowances for doubtful accounts is as follows:

Balance at Charged to Charged to Balance at

Beginning Costs and to Other End

Year Ended June 30, of Year Expenses Deductions(1) Account(2) of Year

2001 $ 3,761,000 $ 4,476,000 $ (2,606,000) $5,631,000

2000 3,253,000 3,808,000 (3,300,000) 3,761,000

1999 2,362,000 13,622,000 (13,091,000) $360,000 3,253,000

  Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

(2) Represents balances of acquired businesses.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Deloitte & Touche LLP ("D&T") served as the Company's independent accountant through the year ended June 30, 2000. On September 7, 2000, D&T notified the Company that they declined to stand for reappointment as the Company's independent accountant after completion of their audit of the Company's consolidated financial statements for the year ended June 30, 2000.

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

D&T was required to furnish a letter, addressed to the Securities and Exchange Commission, stating whether D&T agreed or disagreed with the statements made by the Company under this item. D&T's letter is included as an exhibit to this Form 10-K in accordance with paragraph (a)(3) of Item 304 of Regulation S-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Proposal 1 - Election of Directors" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2001 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 20, 2001.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item is incorporated herein by reference to the sections of the Proxy Statement entitled "Proposal 1 - Election of Directors" and "Executive Compensation" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2001 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 20, 2001.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Ownership of Shares" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2001 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 20, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled "Compensation Committee Interlocks and Insider Participation" contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2001 and delivered to stockholders in connection with the annual meeting of stockholders to be held on November 20, 2001.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of the Registrant's independent auditors thereon, are filed herewith.

    Independent Auditors' Report (Ernst & Young LLP - 2001)

    Independent Auditors' Report (Deloitte & Touche LLP - 2000 and 1999)

- Consolidated Balance Sheets at June 30, 2001 and 2000

    Consolidated Statements of Operations for the years ended June 30, 2001, 2000 and 1999

    Consolidated Statements of Shareholders' Equity for the years ended June 30, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows for the years ended June 30, 2001, 2000, and 1999

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

3.2 Amendment to Articles of Incorporation

3.3 Bylaws of the Registrant.(2)

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

10.39 Form of Indemnification Agreement entered into with each of the officers of the Registrant and the Registrant. (42)/*/

    Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International. (43)

    Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A.

    Employment Agreement effective November 11, 1999 between SED International, Inc. and Barry Diamond.

    First Amendment to Employment Agreement effective June 1, 2001 between SED International, Inc. and Barry Diamond.

21 Subsidiaries of the Registrant.

23 Independent Auditors' Consent - Ernst & Young LLP

23.1 Independent Auditors' Consent - Deloitte & Touche LLP

24 Power of Attorney (see signature page to this Registration Statement).

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

Date: October 15, 2001 By: /s/ Larry G. Ayers

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated this 15th day of October, 2001.

/s/ Gerald Diamond

Gerald Diamond

Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

[Signatures continued on following page]

/s/ Larry G. Ayers

Larry G. Ayers

Vice President - Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer) and Director

/s/ Stewart I. Aaron

Stewart I. Aaron

Director

/s/ Elliott Cohen

Elliott Cohen

Director

/s/ Joel Cohen

Joel Cohen

Director

/s/ Melvyn I. Cohen

Melvyn I. Cohen

Director

/s/ Mark Diamond

Mark Diamond

President, Chief Operating Officer and Director

/s/ Cary Rosenthal

Cary Rosenthal

Director