Form 10-Q
period 2001-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2001-11-14
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At November 9, 2001, there were 7,971,498 shares of Common Stock, $.01 par value, outstanding.

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

Financial Condition and Results of Operations 10-12

Item 3 - Quantitative and Qualitative Disclosures about

Market Risk 12

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings 13

Item 2 - Changes in Securities and Use of Proceeds 13

Item 3 - Default Upon Senior Securities 13

Item 4 - Submission of Matters to a Vote of Security

Holders 13

Item 5 - Other Information 13

Item 6 - Exhibits and Reports on Form 8-K 13

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

September 30, June 30,

ASSETS 2001 2001

(Unaudited)

CURRENT ASSETS:

Cash and cash equivalents $ 2,808,000 $ 4,243,000

Restricted cash 700,000 700,000

Trade accounts receivable, net 37,003,000 40,236,000

Inventories 42,543,000 47,507,000

Deferred income taxes 355,000 355,000

Other current assets 2,318,000 2,349,000

TOTAL CURRENT ASSETS 85,727,000 95,390,000

PROPERTY AND EQUIPMENT, net 5,381,000 5,708,000

INTANGIBLES, net 6,372,000 6,368,000

___________ ____________

$97,480,000 $107,466,000

September 30, June 30,

LIABILITIES AND SHAREHOLDERS' EQUITY 2001 2001

(Unaudited)

CURRENT LIABILITIES:

Trade accounts payable $48,662,000 $ 55,449,000

Accrued liabilities 5,782,000 5,858,000

Short term subsidiary bank debt 3,596,000 3,544,000

TOTAL CURRENT LIABILITIES: 58,040,000 64,851,000

REVOLVING BANK DEBT 500,000

SHAREHOLDERS' EQUITY:

Preferred Stock

129,500 shares authorized, none issued

Common stock, $.01 par value; 100,000,000

shares authorized; 11,126,411 shares

issued; and 7,971,498 (September 30,

2001) and 8,060,954 (June 30, 2001)

shares outstanding 112,000 112,000

Additional paid-in capital 68,413,000 68,361,000

Accumulated deficit (12,361,000) (9,224,000)

Accumulated other comprehensive loss (4,075,000) (3,564,000)

Treasury stock, 3,154,913 (September 30,

2001) and 3,065,457 (June 30, 2001)

shares, at cost (12,757,000) (12,612,000)

Unearned compensation - stock awards (392,000) (458,000)

38,940,000 42,615,000

$97,480,000 $107,466,000

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2001	2000

NET SALES	$123,836,000	$133,565,000

COST AND EXPENSES
Cost of sales including buying
and occupancy expenses	117,298,000	125,408,000
Selling, general and administrative expenses	9,359,000	7,876,000
	126,657,000	133,284,000

OPERATING INCOME (LOSS)	(2,821,000)	281,000

INTEREST EXPENSE, net	240,000	107,000

EARNINGS (LOSS) BEFORE INCOME TAXES	(3,061,000)	174,000
INCOME TAXES	76,000	99,000
NET EARNINGS (LOSS)	$ (3,137,000)	$ 75,000

NET EARNINGS (LOSS) PER COMMON SHARE:
Basic	$(.41)	$.01
Diluted	(.41)	.01

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,726,000	6,966,000
Diluted	7,726,000	7,374,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS' EQUITY

(Unaudited)
					Accumulated
	Common Stock		Additional		Other			Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury Stock		Compensation	Shareholders'
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity

BALANCE, June 30, 2001	11,126,411	$112,000	$68,361,000	$ (9,224,000)	$(3,564,000)	3,065,457	$(12,612,000)	$(458,000)	$42,615,000

Amortization of
stock awards								49,000	49,000

Stock awards cancelled			52,000			15,256	(69,000)	17,000

Treasury shares
purchased						74,200	(76,000)		(76,000)

Net loss				(3,137,000)					(3,137,000)

Translation
adjustments					(511,000)				(511,000)

Comprehensive loss									(3,648,000)

BALANCE, September 30, 2001	11,126,411	$112,000	$68,413,000	$(12,361,000)	$(4,075,000)	3,154,913	$(12,757,000)	$(392,000)	$38,940,000

(1) Comprehensive losses for the three months ended September 30, 2001 and 2000 were $3,648,000 and $144,000, respectively.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,
	2001	2000
OPERATING ACTIVITIES:
Net earnings (loss) Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:	$(3,137,000)	$ 75,000
Depreciation and amortization	572,000	689,000
Compensation - stock awards	49,000	84,000
Changes in operating assets and liabilities	1,361,000	(2,424,000)
Net cash used in
operating activities	(1,155,000)	(1,576,000)

INVESTING ACTIVITIES:
Purchase of equipment	(245,000)	(272,000)
Net cash used in investing activities	(245,000)	(272,000)

FINANCING ACTIVIES:
Net borrowings of revolving bank debt	500,000
Net changes in short term
Bank borrowings of foreign subsidiaries	52,000	292,000
Purchase of treasury stock	(76,000)
Net cash provided by
financing activities	476,000	292,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(511,000)	(219,000)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(1,435,000)	(1,775,000)

CASH AND CASH EQUIVALENTS, beginning of period	4,243,000	6,614,000

CASH AND CASH EQUIVALENTS, end of period	$ 2,808,000	$ 4,839,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2001 and 2000

A. Interim Financial Statements

The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda., SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes thereto. Risks and Uncertainties section contained in Note 1, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2001.

Certain September 30, 2000 amounts have been reclassified for comparative purposes.

  Bank Debt

The Company has a credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended on October 12, 2001, which provides for borrowing under a line of credit of up to $25.0 million. At September 30, 2001, the Company had borrowings of $500,000 outstanding under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $9.5 million reserve. This reserve can be drawn upon, if necessary, to finance obligations to IBM Credit Corporation, which finances the Company's purchases from certain vendors. Available borrowings under this agreement at September 30, 2001, based on collateral limitations, were $20.1 million ($9.5 million of which would only be available to finance obligations due to IBM, if necessary).

The Wachovia credit agreement is secured by accounts receivable and inventory of SED International, Inc. and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at Wachovia's prime rate (5.5% at September 30, 2001) plus .50% or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .50% of the unused commitment and expires November 1, 2002. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended September 30, 2001, were $0.3 million, $9.0 million and 5.5%, respectively. At September 30, 2001 the Company was in compliance with agreement covenants as amended.

Following is a summary of the Company's short-term foreign subsidiary bank debt:

	September 30,	June 30,
	2001	2001
SED International do
Brazil Distribuidora Ltda.	$3,596,000	$3,261,000

SED International de
Colombia Ltda.		283,000
	$3,596,000	$3,544,000

The weighted average monthly rates for the three months ended September 30, 2001 were 1.98% in Brazil and 2.34% in Colombia.

C. Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

United States Latin America Eliminations Consolidated
For the three months ended
September 30, 2001
Net sales:
Unaffiliated customers	$100,411,000	$23,425,000		$123,836,000
Foreign subsidiaries	257,000 $ (257,000)
Total	$100,668,000 $23,425,000 $ (257,000) $123,836,000

Gross profit	$ 4,156,000	$ 2,382,000		$ 6,538,000
Loss from operations	(1,271,000)	(1,550,000)		(2,821,000)
Total assets	89,862,000	23,326,000	$(15,708,000)	97,480,000

For the three months ended
September 30, 2000
Net sales:
Unaffiliated customers	$ 96,379,000	$37,186,000		$133,565,000
Foreign subsidiaries	769,000 $ (769,000)
Total	$ 97,148,000 $37,186,000 $ (769,000) $133,565,000

Gross profit	$ 4,886,000	$ 3,271,000		8,157,000
Income (loss)
from operations	(87,000)	368,000		281,000
Total assets	103,173,000	35,504,000	$(11,556,000)	127,121,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

			Shipping and
For the three months	Microcomputer	Wireless Telephone	Handling
Ended September 30, Products Products Revenue Total
2001	$117,986,000	$ 5,455,000	$395,000	$123,836,000
2000	120,937,000	12,077,000	551,000	133,565,000

Approximately 32.3% and 49.6% of the Company's net sales for the three months ended September 30, 2001 and 2000, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

D. Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company has applied the non-amortization provisions of the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement resulted in a reduction of expense totaling approximately $58,000 in the quarter ended September 30, 2001. Goodwill amortization totaled $103,000 in the quarter ended September 30, 2000. Prior to December 31, 2001, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2001 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

On October 3, 2001, the FASB issued a final Statement on asset impairment that is applicable to financial statements issued for fiscal years beginning after December 15, 2001 with transition provisions for certain matters. The FASB's new rules on asset impairment supersede FASB Statement No. 121, Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of, and provide a single accounting model for long lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. This distinction is important because assets to be disposed of are stated at the lower of their fair values or carrying amounts and depreciation is no longer recognized. The new rules also will supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and will require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended

September 30, 2000

Net sales decreased 7.3%, or $9.8 million, to $123.8 million in the first quarter ended September 30, 2001 compared to $133.6 million in the first quarter ended September 30, 2000. Information concerning the Company's domestic and foreign sales is summarized below:
	Three Months Ended
	September 30,		Change
	2001	2000	Amount	Percent
United States:
Domestic	$84.1	$68.1	$16.0	23.5%
Export	16.6	29.0	(12.4)	(42.8%)

Latin America	23.4	37.2	(13.8)	(37.1%)

Elimination	(0.3)	(0.7)	0.4	N/A

Consolidated	$123.8	$133.6	$(9.8)	(7.3%)

The overall decrease resulted from an increase in United States domestic net sales, offset by declines in net sales to customers in Latin America as well as to customers for export principally to Latin America.

The increase in sales in the United States was primarily due to an increase in sales of mass storage products which was offset by lower sales of printers, printer consumables, computer processors, and wireless products. The decrease in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 95.6% of the Company's first quarter net sales compared to 90.9% for the same period last year. Sales of wireless telephone products accounted for approximately 4.4% of the Company's first quarter net sales compared to 9.1% for the same period last year.

Gross profit decreased to $6.5 million in the first quarter ended September 30, 2001 compared to $8.2 million in the first quarter ended September 30, 2000. Gross profit as a percentage of net sales decreased to 5.3% in the first quarter ended September 30, 2001 from 6.1% in the first quarter ended September 30, 2000. The change in gross profit as a percentage of sales was due to an increase in lower margin sales in the United States. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses, increased $1.5 million to $9.4 million in the first quarter ended September 30, 2001, compared to $7.9 million in the first quarter ended September 30, 2000. These expenses as a percentage of net sales were 7.6% in the first quarter ended September 30, 2001 compared to 5.9% in the first quarter ended September 30, 2000. The increase resulted primarily from an increase in allowance for doubtful accounts and currency devaluation expense in foreign subsidiary operations.

Net interest expense was $0.2 million in the first quarter ended September 30, 2001 compared to interest expense of $0.1 thousand in the first quarter ended September 30, 2000.

Income tax expense was $0.1 million in the first quarter ended September 30, 2001 and 2000. The income tax expense relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

Liquidity and Capital Resources

The Company's liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements, and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiaries and relies on such cash flows to satisfy its obligations on a consolidated basis. As the Company continues operations in Latin America, management believes that domestic banking agreements may restrict the ability of the Company to make inter-company transfers of cash on a consolidated basis.

Operating activities used $1.2 million in the three months ended September 30, 2001. The Company's reduction of $3.2 million in accounts receivable and $5.0 million in inventories provided sources of operating cash. The Company used sources of cash to reduce accounts payable by $6.8 million. Also, the Company's net loss of $3.1 million less non-cash charges of $.6 million used cash. Operating activities used $1.6 million in the three months ended September 30, 2000. The use of cash resulted primarily from increases of $3.4 million in accounts receivable and $3.8 million in inventory, offset by a $5.9 million increase in accounts payable.

Investing activities used $0.3 million in the three months ended September 30, 2001 and 2000 to purchase equipment and computer software.

Financing activities provided $0.5 million and $0.3 million in the three months ended September 30, 2001 and 2000, respectively, resulting from net bank borrowings.

Management believes that the Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements together with vendor lines of credit, and internally generated funds will be sufficient to satisfy its working capital needs.

Forward-Looking Information

This report contains certain statements that are not based on historical facts and which may be considered forward-looking statements as defined in the Private Securities Litigation Act of 1995. These statements may differ materially from actual future events or results, and by their nature they involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's judgment only as of the date hereof. Factors that might cause the Company's actual results to differ from those described in the forward-looking statements are referred to in the sections under the headings "Risk Factors"and "Management's Discussion and Analysis of Financial Condition and Results of Operations"which are contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) and these factors include the Company's ability to maintain profitability, cash flow, revenue growth, business prospects, foreign currency fluctuations, a dependence upon and/or loss of key vendors or customers, customer demand, product availability, competition (including pricing and availability). The Company undertakes no obligation to update forward-looking statements contained herein.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures relating to interest rate risk and foreign currency risk that would significantly affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for the year ended June 30, 2001. The functional currency for the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. The Company is not involved in hedging transactions at the current time related to its currency risks.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a) Exhibits

Exhibit

Number Description

None

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

November , 2001 By: /s/ Gerald Diamond

Gerald Diamond

Chief Executive Officer and

Chairman of the Board

(Principal Executive Officer)

November , 2001 By:/s/ Larry G. Ayers

Larry G. Ayers

Vice President-Finance and

Treasurer

(Principal Accounting Officer)