Form 10-Q
period 2001-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2002-02-12
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At January 28, 2002, there were 7,971,078 shares of Common Stock, $.01 par value, outstanding.
SED International Holdings, Inc.
And Subsidiaries

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	Item 1 -	Financial Statements:

		Condensed Consolidated Balance Sheets	2
		Condensed Consolidated Statements of Operations	3
		Condensed Consolidated Statements of Shareholders'
		Equity	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial
		Statements	6-12

	Item 2 -	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	13-16

	Item 3 -	Quantitative and Qualitative Disclosures about	17
		Market Risk

PART II.	OTHER INFORMATION

	Item 1 -	Legal Proceedings	18

	Item 2 -	Changes in Securities and Use of Proceeds	18

	Item 3 -	Default Upon Senior Securities	18

	Item 4 -	Submission of Matters to a Vote of Security
		Holders	18

	Item 5 -	Other Information	18

	Item 6 -	Exhibits and Reports on Form 8-K	18

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	June 30,
ASSETS	2001	2001
	(Unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$ 3,402,000	$ 4,243,000
Restricted cash	844,000	700,000
Trade accounts receivable, net	31,884,000	40,236,000
Inventories	41,060,000	47,507,000
Deferred income taxes	253,000	355,000
Other current assets	1,723,000	2,349,000
TOTAL CURRENT ASSETS	79,166,000	95,390,000

PROPERTY AND EQUIPMENT, net	4,866,000	5,708,000

INTANGIBLES, net		6,368,000

	____________	____________

	$84,032,000	$107,466,000

	December 31,	June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2001	2001
	(Unaudited)

CURRENT LIABILITIES:
Revolving bank debt	$ 7,300,000
Trade accounts payable	38,255,000	$ 55,449,000
Accrued liabilities	4,511,000	5,858,000
Short term subsidiary bank debt	3,202,000	3,544,000
TOTAL CURRENT LIABILITIES:	53,268,000	64,851,000

SHAREHOLDERS' EQUITY:
Preferred Stock
129,500 shares authorized, none issued
Common stock, $.01 par value; 100,000,000
shares authorized; 11,126,411 shares
issued; and 7,971,078 (December 31,
2001) and 8,060,954 (June 30, 2001)
shares outstanding	112,000	112,000
Additional paid-in capital	68,413,000	68,361,000
Accumulated deficit	(18,788,000)	(9,224,000)
Accumulated other comprehensive loss	(5,878,000)	(3,564,000)
Treasury stock, 3,155,333 (December 31,
2001) and 3,065,457 (June 30, 2001)
shares, at cost	(12,757,000)	(12,612,000)
Unearned compensation - stock awards	(338,000)	(458,000)
	30,764,000	42,615,000

	$84,032,000	$107,466,000

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
NET SALES	$110,227,000	$132,155,000	$234,063,000	$265,720,000
COST AND EXPENSES
Cost of sales including buying
and occupancy expenses	103,776,000	123,506,000	221,074,000	248,914,000
Selling, general and administrative expenses	6,189,000	7,971,000	15,548,000	15,847,000
	109,965,000	131,477,000	236,622,000	264,761,000
OPERATING INCOME (LOSS)	262,000	678,000	(2,559,000)	959,000
INTEREST EXPENSE, net	198,000	288,000	438,000	395,000
EARNINGS (LOSS) BEFORE INCOME TAXES and cumulative
effect of a change in accounting principle	64,000	390,000	(2,997,000)	564,000
INCOME TAXES	194,000	160,000	270,000	259,000
NET (LOSS) EARNINGS before cumulative effect
of a change in accounting principle	(130,000)	230,000	(3,267,000)	305,000
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE, net of income tax benefits of $75,000			(6,297,000)
NET (LOSS) EARNINGS	$ (130,000)	$ 230,000	$ (9,564,000)	$ 305,000

Basic and diluted (loss) earnings per share:
(Loss) earnings per share before cumulative
effect of a change in accounting principle	$(.02)	$.03	$(.42)	$.04
Cumulative effect of a change in accounting
principle, net of tax benefit			(.81)
Net (loss) earnings	$(.02)	$.03	$(1.23)	$.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	7,772,000	7,041,000	7,749,000	7,003,000
Diluted	7,772,000	7,041,000	7,749,000	7,208,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS' EQUITY

(Unaudited)
					Accumulated
	Common Stock		Additional		Other			Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury Stock		Compensation	Shareholders'
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity

BALANCE, June 30, 2001	11,126,411	$112,000	$68,361,000	$ (9,224,000)	$(3,564,000)	3,065,457	$(12,612,000)	$(458,000)	$42,615,000

Amortization of
stock awards								103,000	103,000

Stock awards cancelled			52,000			15,676	(69,000)	17,000

Treasury shares
purchased						74,200	(76,000)		(76,000)

Net loss				(9,564,000)					(9,564,000)

Translation
Adjustments					(2,314,000)				(2,314,000)

Comprehensive loss									(11,878,000)

BALANCE, December 31, 2001	11,126,411	$112,000	$68,413,000	$(18,788,000)	$(5,878,000)	3,155,333	$(12,757,000)	$(338,000)	$30,764,000

(1) Comprehensive (losses) and earnings for the six months ended December 31, 2001 and 2000 were $(11,878,000) and $56,000, respectively.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	December 31,
	2001	2000
OPERATING ACTIVITIES:
Net (loss) earnings Adjustments to reconcile net (loss) earnings to net cash (used in) provided by operating activities:	$(9,564,000)	$ 305,000
Impairment charges for goodwill	6,372,000
Depreciation and amortization	1,136,000	1,409,000
Compensation - stock awards	103,000	166,000
Changes in operating assets and liabilities	(3,162,000)	(979,000)
Net cash (used in) provided by
operating activities	(5,115,000)	901,000

INVESTING ACTIVITIES:
Purchase of equipment	(294,000)	(477,000)
Net cash used in investing activities	(294,000)	(477,000)

FINANCING ACTIVITIES:
Net borrowings of revolving bank debt	7,300,000
Net changes in short term
bank borrowings of foreign subsidiaries	(342,000)	(1,626,000)
Purchase of treasury stock	(76,000)
Net cash provided by
financing activities	6,882,000	(1,626,000)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,314,000)	(361,000)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(841,000)	(1,563,000)

CASH AND CASH EQUIVALENTS, beginning of period	4,243,000	7,314,000

CASH AND CASH EQUIVALENTS, end of period	$ 3,402,000	$ 5,751,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six Months Ended December 31, 2001 and 2000

A. Interim Financial Statements

The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the six months ended December 31, 2001 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes contained in the Company's Annual Report on Form 10-K for the year ended June 30, 2001.

The operating results for the six months ended December 31, 2001 reflect a restatement of the operating results of the three months ended September 30, 2001 for a non-cash impairment charge related to the cumulative effect of a change in accounting principle as explained in Note D.

Certain December 31, 2000 amounts have been reclassified for comparative purposes.

  Foreign Currency Translation

  The assets and liabilities of the Company's foreign operations in Colombia and Brazil are translated at the exchange rates in effect at the balance sheet date, with related translation gains and losses reported as a separate component of shareholders' equity (comprehensive income or loss). The results of foreign operations are translated at the weighted average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the statement of operations.

  From December 21, 2001 to January 11, 2002, trading in Argentine pesos (the peso) was suspended. Prior to December 21, 2001, the peso had been linked to the US dollar at an effective exchange rate of 1 to 1. In accordance with the Financial Accounting Standards Board Emerging Issues Task Force Issue D-12, "Foreign Currency Translation-Selection of Exchange Rate When Trading is Temporarily Suspended", the Company should use the rate in effect when trading resumes to translate transactions subsequent to December 20, 2001 and the balance sheet at December 31, 2001. Accordingly, the Company has used the rate of 1.7 pesos per US dollar for such measurements with the exception of the items described in the following paragraph.

  On or about February 5, 2002, the Argentine government announced a preliminary ruling that all December 31, 2001 obligations then outstanding and denominated in US dollars to be settled in the country of Argentina should, by law, be settled at the rate of 1 to 1. Accordingly, the Company has assumed certain liabilities with trade vendors will be settled with no transaction currency loss. There can be no assurance that the Company will ultimately settle such losses at the rate of 1 to 1. If such liabilities are settled at rates less favorable than 1 to 1, the Company will realize additional foreign currency transaction losses in the future. In addition, the Company measured certain bank deposits in Argentina at the rate of 1.4 to 1, since such deposits were settled in January 2002 at this rate.

  Bank Debt

  The Company has a credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended on October 12, 2001, which provides for borrowing under a line of credit of up to $25.0 million. At December 31, 2001, the Company had borrowings of $7,300,000 outstanding under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $9.5 million reserve. This reserve can be drawn upon, if necessary, to finance obligations to IBM Credit Corporation, which finances the Company's purchases from certain vendors. Available borrowings under this agreement at December 31, 2001, based on collateral limitations, were $17.4 million ($9.5 million of which would only be available to finance obligations due to IBM, if necessary).

  The Wachovia credit agreement is secured by accounts receivable and inventory of SED International, Inc. and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at Wachovia's prime rate (5.25% at December 31, 2001) plus .50% or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .50% of the unused commitment and expires November 1, 2002. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended December 31, 2001 were $3.3 million, $9.0 million and 5.25%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for the six months ended December 31, 2001 were $1.8 million, $9.0 million and 5.25%, respectively. At December 31, 2001 the Company was not in compliance with certain covenants under the Wachovia credit agreement; however, Wachovia and the Company subsequently amended the agreement to achieve compliance.

  Following is a summary of the Company's short-term foreign subsidiary bank debt:

	December 31,	June 30,
	2001	2001
SED International do
Brazil Distribuidora Ltda.	$3,202,000	$3,261,000

SED International de
Colombia Ltda.		283,000
	$3,202,000	$3,544,000

  The weighted average monthly rates for the six months ended December 31, 2001 were 1.89% in Brazil.

  Newly Adopted Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141") "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of July 1, 2001. However, the Company did not complete the required transitional impairment tests until the second quarter ended December 31, 2001.

During the three-month period ended December 31, 2001, the Company tested goodwill arising from a prior business combination of an enterprise based in Argentina as of July 1, 2001 primarily utilizing a valuation technique relying on the expected present value of future cash flows. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $6,372,000, representing the write-off of all of the Company's existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, as of July 1, 2001 in the Company's Consolidated Statement of Operations for the six-month period ended December 31, 2001.

Prior to the adoption of SFAS 142 on July 2001, the Company amortized this goodwill over an estimated useful life of 30 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's net income as reported would have been as follows after giving effect to the non-amortization provisions of SFAS 142, net of income taxes:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Reported Net (Loss) Earnings before
the cumulative effect of a change
in accounting principle	$(130,000)	$230,000	$(3,267,000)	$305,000
Add: Amortization Expense		41,000		82,000
Adjusted Net (Loss) Earnings before
the cumulative effect of a change in
accounting principle, net of taxes	$(130,000)	$271,000	$(3,267,000)	$387,000
Adjusted Net (Loss) Earnings	$(130,000)	$271,000	$(9,564,000)	$387,000

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000
Basic and Diluted (Loss) Earnings
Per Share:
Reported Net (Loss) Earnings before
the cumulative effect of a change in
accounting principle	$(0.02)	$0.03	$(0.42)	$0.04
Add: Amortization Expense		0.01		0.01
Adjusted Net (Loss) Earnings before
the cumulative effect of a change in
accounting principle, net of taxes	$(0.02)	$0.04	$ (.42)	$0.05
Adjusted Net (Loss) Earnings	$(0.02)	$0.04	$(1.23)	$0.05

E. Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

United States Latin America Eliminations Consolidated
For the three months ended
December 31, 2001
Net sales:
Unaffiliated customers	$ 91,102,000	$19,125,000		$110,227,000
Foreign subsidiaries	184,000 $ (184,000)
Total	$ 91,286,000 $19,125,000 $ (184,000) $110,227,000

Gross profit	$ 4,033,000	$ 2,401,000	$ 17,000	$ 6,451,000
Income (loss) from operations	(229,000)	474,000	17,000	262,000
Total assets	91,383,000	19,406,000	(26,757,000)	84,032,000

For the three months ended
December 31, 2000
Net sales:
Unaffiliated customers	$101,320,000	$30,835,000		$132,155,000
Foreign subsidiaries	72,000 $ (72,000)
Total	$101,392,000 $30,835,000 $ (72,000) $132,155,000

Gross profit	$ 5,483,000	$ 3,166,000		$ 8,649,000
Income from operations	297,000	381,000		678,000
Total assets	107,125,000	35,885,000	$(14,922,000)	$128,088,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

			Shipping and
For the three months	Microcomputer	Wireless Telephone	Handling
Ended December 31, Products Products Revenue Total
2001	$104,920,000	$4,949,000	$358,000	$110,227,000
2000	123,335,000	8,310,000	510,000	132,155,000

Approximately 34.9% and 41.9% of the Company's net sales for the three months ended December 31, 2001 and 2000, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

United States Latin America Eliminations Consolidated
For the six months ended
December 31, 2001
Net sales:
Unaffiliated customers	$191,513,000	$42,550,000		$234,063,000
Foreign subsidiaries	441,000 $ (441,000)
Total	$191,954,000 $42,550,000 $ (441,000) $234,063,000

Gross profit	$ 8,189,000	$ 4,783,000	$ 17,000	$ 12,989,000
Income (loss) from operations	(1,730,000)	(846,000)	17,000	(2,559,000)
Total assets	91,383,000	19,406,000	(26,757,000)	84,032,000

For the six months ended
December 31, 2000
Net sales:
Unaffiliated customers	$197,698,000	$68,022,000		$265,720,000
Foreign subsidiaries	841,000 (841,000)
Total	$198,539,000 $68,022,000 $ (841,000) $265,720,000

Gross profit	$ 10,369,000	$ 6,437,000		$ 16,806,000
Income from operations	210,000	749,000		959,000
Total assets	107,125,000	35,885,000	$(14,922,000)	$128,088,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

			Shipping and
For the six months	Microcomputer	Wireless Telephone	Handling
Ended December 31, Products Products Revenue Total
2001	$222,905,000	$10,405,000	$ 753,000	$234,063,000
2000	244,272,000	20,387,000	1,061,000	265,720,000

Approximately 33.5% and 45.6% of the Company's net sales for the six months ended December 31, 2001 and 2000, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

F. Risks and Uncertainties

The Risks and Uncertainties section contained in Note 1 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2001 continues to be appropriate and should be read in conjunction with this report.

At the beginning of November 2001, The Argentine Government announced that it would attempt to restructure its existing external public indebtedness with its Argentine and internal creditors in order to obtain interest savings and relief from principal repayments in the next several years. The restructuring or default by the Argentine Government of its external public indebtedness may have an adverse effect on the Argentine economy and on the availability of capital flows to companies headquartered or operating in Argentina. In addition, the failure of the Argentine Government to successfully restructure its indebtedness could have an adverse effect on the Argentine economy, including devaluation of the Argentine peso against the U.S. dollar. The devaluation which commenced in January 2002 could make it more difficult for Argentine companies to service their commercial and financial obligations due in U.S. dollars or tied to the U.S. dollar. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect the Company's business, results of operations, financial condition, ability to make payments on our indebtedness and on the market price of our common stock. The information included in the Company's financial statements, and other related documentation, does not contain the potential impact that might derive from the situation described above and, accordingly, should be analyzed considering that circumstance.

G. Subsequent Event

In January 2002, the Company decided to discontinue the computer asset recovery operation of E-Store.com. The Company anticipates taking a charge of approximately $600,000 during the March 2002 quarter for the discontinued operations of E-Store.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended December 31, 2001 Compared to Three Months Ended

December 31, 2000

Net sales decreased 16.6%, or $22.0 million, to $110.2 million in the second quarter ended December 31, 2001 compared to $132.2 million in the second quarter ended December 31, 2000. Information concerning the Company's domestic and foreign sales is summarized below:
	Three Months Ended
	December 31,		Change
	2001	2000	Amount	Percent
United States:
Domestic	$72.0	$77.2	$(5.2)	(6.7)%
Export	19.3	24.3	(5.0)	(20.6)%

Latin America	19.1	30.8	(11.7)	(38.0)%

Elimination	(.2)	(.1)	(.1)	N/A

Consolidated	$110.2	$132.2	$(22.0)	(16.6)%

The decrease resulted from a decrease in United States domestic sales, a decrease in sales to customers for export principally to Latin America, and a decrease in sales to customers in Latin America. The decrease in sales in Latin America was principally due to lower sales to customers in Brazil associated with more stringent credit standards and a change in sales pricing policies.

The decrease in sales in the United States was primarily due to lower sales of printers, printer consumables, computer processors, and wireless products. The decrease in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 95.5% of the Company's second quarter net sales compared to 93.7% for the same period last year. Sales of wireless telephone products accounted for approximately 4.5% of the Company's second quarter net sales compared to 6.3% for the same period last year.

Gross profit decreased to $6.5 million in the second quarter ended December 31, 2001 compared to $8.6 million in the second quarter ended December 31, 2000. Gross profit as a percentage of net sales decreased to 5.9% in the second quarter ended December 31, 2001 from 6.5% in the second quarter ended December 31, 2000. The change in gross profit as a percentage of sales was due to an increase in lower margin sales in the United States. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses, decreased $1.8 million to $6.2 million in the second quarter ended December 31, 2001, compared to $8.0 million in the second quarter ended December 31, 2000. These expenses as a percentage of net sales were 5.6% in the second quarter ended December 31, 2001 compared to 6.0% in the second quarter ended December 31, 2000. The decrease resulted primarily from the Company's coordinated efforts to reduce employee costs and general overhead expenses.

Net interest expense was $.2 million in the second quarter ended December 31, 2001 compared to interest expense of $.3 million in the second quarter ended December 31, 2000.

The income tax expense relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

Six Months Ended December 31, 2001 Compared to Six Months Ended

December 31, 2000

Net sales decreased 11.9%, or $31.6 million, to $234.1 million in the six months ended December 31, 2001 compared to $264.7 million in the six months ended December 31, 2000. Information concerning the Company's domestic and foreign sales is summarized below:
	Six Months Ended
	December 31,		Change
	2001	2000	Amount	Percent
United States:
Domestic	$156.1	$145.7	$10.4	7.1%
Export	35.8	52.8	(17.0)	(32.2)%

Latin America	42.6	68.0	(25.4)	(37.4)%

Elimination	(.4)	(.8)	.4	N/A

Consolidated	$234.1	$265.7	$(31.6)	(11.9)%

The overall decrease resulted from an increase in United States domestic net sales, offset by declines in net sales to customers in Latin America as well as to customers for export principally to Latin America. The decrease in sales in Latin America was principally due to lower sales to customers in Brazil associated with more stringent credit standards and a change in sales pricing policies.

The increase in sales in the United States was primarily due to an increase in sales of mass storage products which was offset by lower sales of printers, printer consumables, computer processors, and wireless products. The decrease in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 95.5% of the Company's six months net sales compared to 92.3% for the same period last year. Sales of wireless telephone products accounted for approximately 4.5% of the Company's six months net sales compared to 7.7% for the same period last year.

Gross profit decreased to $13.0 million in the six months ended December 31, 2001 compared to $16.8 million in the six months ended December 31, 2000. Gross profit as a percentage of net sales decreased to 5.6% in the six months ended December 31, 2001 from 6.3% in the six months ended December 31, 2000. The change in gross profit as a percentage of sales was due to an increase in lower margin sales in the United States. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses decreased $.3 million to $15.5 million in the six months ended December 31, 2001, compared to $15.8 million in the six months ended December 31, 2000. These expenses as a percentage of net sales were 6.6% in the six months ended December 31, 2001 compared to 6.0% in the six months ended December 31, 2000. The decrease resulted primarily from lower employee costs and overhead costs, which was offset by bad debt expenses in Latin America.

Net interest expense was $.4 million in the six months ended December 31, 2001 and 2000.

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

Operating activities used $5.1 million in the six months ended December 31, 2001. The Company's reduction of $8.4 million in accounts receivable and $6.4 million in inventories provided sources of operating cash. The Company used sources of cash to reduce accounts payable by $17.2 million. Also, the Company's net loss of $9.6 million less non-cash charges of $7.6 million used cash. Operating activities provided $.9 million in the six months ended December 31, 2000.

Investing activities used $.3 million and $.5 in the six months ended December 31, 2001 and 2000, respectively, to purchase equipment and computer software.

Financing activities provided $6.9 million and used $1.6 million in the six months ended December 31, 2001 and 2000, respectively, resulting from net bank borrowings and repayments.

Management believes that the Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements together with vendor lines of credit, and internally generated funds will be sufficient to satisfy its working capital needs.

Presently, the Company's principal credit agreement expires in November 2002. Management is presently negotiating with lenders to obtain financing prior to the November 2002 expiration of its existing bank credit agreement. Management believes the Company will be successful in obtaining renewal or replacement financing. However, there can be no assurances that the Company will be able to obtain an extension of the existing credit agreement or alternate sources of financing.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company's market risk exposures relating to interest rate risk and foreign currency risk that would significantly affect the quantitative and qualitative disclosures presented in the Company's Form 10-K filing for the year ended June 30, 2001 other than those currency risks which may come about as a result of the events described in the following paragraph. The functional currency for the Company's international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders' equity. The Company is not involved in hedging transactions at the current time related to its currency risks.

At the beginning of November 2001, The Argentine Government announced that it would attempt to restructure its existing external public indebtedness with its Argentine and internal creditors in order to obtain interest savings and relief from principal repayments in the next several years. The restructuring or default by the Argentine Government of its external public indebtedness may have an adverse effect on the Argentine economy and on the availability of capital flows to companies headquartered or operating in Argentina. In addition, the failure of the Argentine Government to successfully restructure its indebtedness could have an adverse effect on the Argentine economy, including devaluation of the Argentine peso against the U.S. dollar. The devaluation which commenced in January 2002 could make it more difficult for Argentine companies to service their commercial and financial obligations due in U.S. dollars or tied to the U.S. dollar. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect the Company's business, results of operations, financial condition, ability to make payments on our indebtedness and on the market price of our common stock. The information included in the Company's financial statements, and other related documentation, does not contain the potential impact that might derive from the situation described above and, accordingly, should be analyzed considering that circumstance.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company's 2001 Annual Meeting of Shareholders was held November 20, 2001 for the following purposes: (i) to elect two Class I Directors for terms to expire at the 2004 Annual Meeting of Shareholders. The voting results on the foregoing matters, which were all approved, were as follows:

Proposal I To elect two class I directors for terms to expire at the 2004 Annual Meeting of Shareholders

		Authority
Nominee	For	Withheld	Abstained
Stewart I. Aaron	7,618,004	310	169,888
Mark Diamond	7,606,874	11,430	169,888

Other Directors whose terms of office continues after this meeting were as follows: Gerald Diamond, Larry Ayers, Elliot Cohen, Melvyn Cohen, Cary Rosenthal

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit
	Number	Description
	10.41	Fifth Amendment to Second Amended and Restated Credit
Agreement dated February 8, 2002 between SED International
Holdings, Inc. and Wachovia Bank, N.A.
	10.42	Amendment to employment Agreement effective November 1, 2001, between SED International and Gerald Diamond
	10.43	Amendment to employment Agreement effective November 1, 2001 between SED International and Jean Diamond
	10.44	Amendment to employment Agreement effective November 1, 2001 between SED International and Mark Diamond
	10.45	Amendment to employment Agreement effective November 1, 2001 between SED International and Barry Diamond
	10.46	Amendment to employment Agreement effective November 1, 2001 between SED International and Ronell Rivera

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SED International Holdings, Inc.
(Registrant)

February 12, 2002	By: /s/ Gerald Diamond
Gerald Diamond
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

February 12, 2002	By:/s/ Larry G. Ayers
Larry G. Ayers
Vice President-Finance and
Treasurer
(Principal Accounting Officer)