Form 10-Q
period 2002-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2002-05-20
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At April 30, 2002, there were 3,929,670 shares of Common Stock, $.01 par value, outstanding.
SED International Holdings, Inc.
And Subsidiaries

INDEX
			Page
PART I.	FINANCIAL INFORMATION

	Item 1 -	Financial Statements:

		Condensed Consolidated Balance Sheets	2
		Condensed Consolidated Statements of Operations	3
		Condensed Consolidated Statements of Shareholders'
		Equity	4
		Condensed Consolidated Statements of Cash Flows	5
		Notes to Condensed Consolidated Financial
		Statements	6-14

	Item 2 -	Management's Discussion and Analysis of
		Financial Condition and Results of Operations	15-19

	Item 3 -	Quantitative and Qualitative Disclosures about	20
		Market Risk

PART II.	OTHER INFORMATION

	Item 1 -	Legal Proceedings	21

	Item 2 -	Changes in Securities and Use of Proceeds	21

	Item 3 -	Default Upon Senior Securities	21

	Item 4 -	Submission of Matters to a Vote of Security
		Holders	21

	Item 5 -	Other Information	21

	Item 6 -	Exhibits and Reports on Form 8-K	21-22

PART I - FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	June 30,
ASSETS	2002 (Unaudited)	2001

CURRENT ASSETS:
Cash and cash equivalents	$ 2,782,000	$ 4,243,000
Restricted cash	844,000	700,000
Trade accounts receivable, net	38,036,000	40,236,000
Inventories	54,099,000	47,507,000
Deferred income taxes	151,000	355,000
Other current assets	1,458,000	2,349,000
TOTAL CURRENT ASSETS	97,370,000	95,390,000

PROPERTY AND EQUIPMENT, net	4,250,000	5,708,000

INTANGIBLES, net		6,368,000

	$101,620,000	$107,466,000

	March 31,	June 30,
LIABILITIES AND SHAREHOLDERS' EQUITY	2002	2001
	(Unaudited)	-

CURRENT LIABILITIES:
Revolving bank debt	$ 13,600,000
Trade accounts payable	53,019,000	$ 55,449,000
Accrued liabilities	4,176,000	5,858,000
Short term subsidiary bank debt	2,479,000	3,544,000
TOTAL CURRENT LIABILITIES:	73,274,000	64,851,000

SHAREHOLDERS' EQUITY:
Preferred Stock
129,500 shares authorized, none issued
Common stock, $.01 par value; 100,000,000
shares authorized; 5,563,206 shares
issued; and 3,939,911 (March 31,
2002); 4,030,478(June 30, 2001)
shares outstanding	56,000	56,000
Additional paid-in capital	68,406,000	68,417,000
Accumulated deficit	(19,934,000)	(9,224,000)
Accumulated other comprehensive loss	(7,093,000)	(3,564,000)
Treasury stock, 1,623,295 (March 31,
2002) and 1,532,728 (June 30, 2001)
shares, at cost	(12,839,000)	(12,612,000)
Unearned compensation - stock awards	(250,000)	(458,000)
	28,346,000	42,615,000

	$101,620,000	$107,466,000

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
NET SALES	$117,399,000	$142,690,000	$351,462,000	$408,410,000
COST AND EXPENSES
Cost of sales including buying
and occupancy expenses	111,850,000	134,490,000	332,924,000	383,403,000
Selling, general and administrative expenses	5,914,000	7,932,000	21,462,000	23,614,000
Facility Closure	362,000		362,000
Non-cash stock awards compensation expense		590,000		756,000
	118,126,000	143,012,000	354,748,000	407,773,000
OPERATING INCOME (LOSS)	(727,000)	(322,000)	(3,286,000)	637,000
INTEREST EXPENSE, net	282,000	173,000	720,000	568,000
EARNINGS (LOSS) BEFORE INCOME TAXES and cumulative
effect of a change in accounting principle	(1,009,000)	(495,000)	(4,006,000)	69,000
INCOME TAXES	137,000	30,000	407,000	289,000
NET (LOSS) EARNINGS before cumulative effect
of a change in accounting principle	(1,146,000)	(525,000)	(4,413,000)	(220,000)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
PRINCIPLE, net of income tax benefits of $75,000			(6,297,000)
NET (LOSS) EARNINGS	$ (1,146,000)	$ (525,000)	$(10,710,000)	$ (220,000)

Basic and diluted (loss) earnings per share:
(Loss) earnings per share before cumulative
effect of a change in accounting principle	$(.30)	$(.15)	$(1.14)	$(.06)
Cumulative effect of a change in accounting
principle, net of tax benefit			(1.62)
Net (loss) earnings	$(.30)	$(.15)	$ (2.76)	$(.06)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	3,873,000	3,594,000	3,874,000	3,532,000
Diluted	3,873,000	3,594,000	3,874,000	3,601,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS

OF SHAREHOLDERS' EQUITY

(Unaudited)

					Accumulated
	Common Stock		Additional		Other			Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury Stock		Compensation	Shareholders'
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity

BALANCE, June 30, 2001 (See Note H)	5,563,206	$56,000	$68,417,000	$ (9,224,000)	$(3,564,000)	1 1,532,728	$(12,612,000)	$(458,000)	$42,615,000

Amortization of
stock awards								130,000	130,000

Stock awards issued			(99,000)			(16,000)	126,000	(27,000)

Stock awards cancelled			88,000			23,771	(193,000)	105,000

Treasury shares
purchased						82,796	(160,000)		(160,000)

Net loss				(10,710,000)					(10,710,000)

Translation
adjustments					(3,529,000)				(3,529,000)

Comprehensive loss									(14,239,000)

BALANCE, March 31, 2002	5,563,206	$56,000	$68,406,000	$(19,934,000)	$(7,093,000)	1,623,295	$(12,839,000)	$(250,000)	$28,346,000

(1) Comprehensive losses for the nine months ended March 31, 2002 and 2001 were $(14,239,000) and $(1,685,000), respectively.

Comprehensive losses for the three months ended March 31, 2002 and 2001 were $(2,361,000) and $(1,629,000), respectively.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.

And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	March 31,_____
	2002	2001__
OPERATING ACTIVITIES:
Net loss Adjustments to reconcile net loss to net cash (used in) provided by operating activities:	$(10,710,000)	$ (220,000)
Impairment charges for goodwill	6,372,000
Facility closure-loss on disposal fixed assets	53,000
Depreciation and amortization	1,659,000	2,108,000
Compensation - stock awards	130,000	756,000
Decrease in accounts receivable	2,200,000
Decrease in accounts payable	(2,430,000)
Increase in inventory	(6,592,000)
Other, net	(742,000)	(6,340,000)
Net cash used in operating activities	(10,060,000)	(3,696,000)

INVESTING ACTIVITIES:
Purchase of equipment	(250,000)	(660,000)
Purchase of business		(1,452,000)
Net cash used in investing activities	(250,000)	(2,112,000)

FINANCING ACTIVITIES:
Net borrowings of revolving bank debt	13,600,000	3,123,000
Net changes in short term
bank borrowings of foreign subsidiaries	(1,062,000)
Purchase of treasury stock	(160,000)
Net cash provided by
financing activities	12,378,000	3,123,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(3,529,000)	(1,465,000)

NET DECREASE IN CASH
AND CASH EQUIVALENTS	(1,461,000)	(4,150,000)

CASH AND CASH EQUIVALENTS, beginning of period	4,243,000	7,314,000

CASH AND CASH EQUIVALENTS, end of period	$ 2,782,000	$3,164,000

See notes to condensed consolidated financial statements.

A. Interim Financial Statements

The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (collectively, the "Company") have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the operating results for the full year.

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

The operating results for the nine months ended December March 31, 20021 reflect a restatement of the operating results of the three months ended September 30, 2001 for a non-cash impairment charge related to the cumulative effect of a change in accounting principle as explained in Note D.

Certain March 31, 2001 amounts have been reclassified for comparative purposes.

  Foreign Currency Translation and Equity For Stock Split

  The assets and liabilities of the Company's foreign operations in Colombia, Argentina and Brazil are translated at the exchange rates in effect at the balance sheet date, with related translation gains and losses reported as a separate component of shareholders' equity (comprehensive income or loss). The results of foreign operations are translated at the weighted average exchange rates for the period. Gains or losses resulting from foreign currency transactions are included in the statement of operations.

  On February 8, 2002, the Executive Branch of the Argentine Government issued Executive Order 260/02, whereby the foreign exchange regime was amended, replacing it with a free exchange market whereby all of the transactions in foreign currencies should be freely traded. These transactions are subject to the requirements and regulations of the Argentina Central Bank. The transfers abroad for financial loan principal services and profits and dividends made in the consecutive 90 days since February 11, 2002 require the prior consent of the Argentina Central Bank, whatever the payment term may be.

  In addition to the above changes, the Argentine government declared a bank and foreign exchange holiday beginning April 22, 2002 for an indefinite period until certain laws were passed related to the conversion of depositors' bank savings accounts into ten year bonds. The bank holiday ended on April 29, 2002 and the peso again is available for market trading. The current exchange rate is approximately 2.85 pesos to the US$1. In addition, the Argentine government continues to negotiate with the International Monetary Fund ("IMF") for additional funding. To date, there has been no such agreement. Another IMF delegation is scheduled to visit Argentina in May 2002, however, there can be no assurances that any such agreement will be reached.

  For the four months ended April 30, 2002, inflation in Argentina was approximately 30%. If the inflation rate in Argentina reaches a cumulative rate of 100% for a three-year period, Argentina would be considered a highly inflationary economy under Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation." Accounting for the exchange rate effects on the financial statements of entities operating in highly inflationary economies is different than the present "current value method" of translation. If Argentina reaches highly inflationary status, this may result in increased volatility of the Company's reported operating results since the foreign currency financial statement re-measurement translation effects are generally recorded in the statement of operations as opposed to as a component of accumulated other comprehensive loss in the statement of shareholders' equity.

  The Company re-measured the balance sheet at the current rate at March 31, 2002, which was 2.85 pesos to US$1.

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

  Bank Debt

  The Company has a credit agreement with Wachovia Bank N.A. ("Wachovia"), as amended on October 12, 2001, which provides for borrowing under a line of credit of up to $25.0 million. At March 31, 2002, the Company had borrowings of $ 13.6 million outstanding under this facility. Maximum borrowings under the credit agreement are generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $9.5 million reserve. This reserve can be drawn upon, if necessary, to finance obligations to IBM Credit Corporation, which finances the Company's purchases from certain vendors. Available borrowings under this agreement at March 31, 2002, based on collateral limitations, were $9.5 million ($9.5 million of which would only be available to finance obligations due to IBM, if necessary).

  The Wachovia credit agreement is secured by accounts receivable and inventory of SED International, Inc. and requires maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The Company may borrow at Wachovia's prime rate (5.25% at March 31, 2002) plus .50% or the Company may fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement requires a commitment fee of .50% of the unused commitment and expires November 1, 2002. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended March 31, 2002 were $6.2 million, $13.6 million and 5.25%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for the nine months ended March 31, 2002 were $3.2 million, $13.6 million and 5.25%, respectively. At March 31, 2002 the Company was in technical default with certain covenants under the Wachovia credit agreement; however, Wachovia and the Company subsequently waived the covenant violations and amended the agreement to achieve compliance.

  The Company presently projects that it will be in compliance with the financial covenants associated with the Wachovia credit agreement through June 30, 2002. However, for each of the quarters ended September 30, 2001, December 31, 2001, and March 31, 2002, the Company has failed to maintain compliance with financial covenants. Therefore, there can be no assurance that the Company will be in compliance with the amended Wachovia agreement covenants at June 30, 2002. If the Company is not in compliance, Wachovia may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Wachovia were to declare an event of default, the Company's liquidity and business operations could be adversely affected. In addition, the Wachovia agreement expires in November 2002. The Company is presently seeking alternative sources of financing in the United States and anticipates that such an agreement will be completed before September 30, 2002. However, no assurance can be given that the Company will be successful in obtaining a new credit facility, or that such a facility, if obtained, will be at rates and terms which are commercially comparable or favorable to the existing Wachovia credit agreement. Failure to obtain a new credit agreement could adversely affect the Company's liquidity and business operations.

  Following is a summary of the Company's short-term foreign subsidiary bank debt:

	March 31,	June 30,
	2002	2001
SED International do
Brasil Distribuidora Ltda.	$2,479,000	$3,261,000

SED International de
Colombia Ltda.		283,000
	$2,479,000	$3,544,000

  The weighted average monthly rates for the nine months ended March 31, 2002 were 1.9064% in Brazil.

  Newly Adopted Accounting Standards

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141 ("SFAS 141") "Business Combinations," and Statement No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets." SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach.

The Company adopted SFAS 142 as of July 1, 2001. However, the Company did not complete the required transitional impairment tests until the second quarter ended December 31, 2001.

During the three month period ended March December 31, 2001, the Company tested goodwill arising from a prior business combination of an enterprise based in Argentina as of July 1, 2001 primarily utilizing a valuation technique relying on the expected present value of future cash flows. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $6,372,000, representing the write-off of all of the Company's existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, as of July 1, 2001 in the Company's Consolidated Statement of Operations.

Prior to the adoption of SFAS 142 on July 2001, the Company amortized this goodwill over an estimated useful life of 30 years. Had the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company's net income as reported would have been as follows after giving effect to the non-amortization provisions of SFAS 142, net of income taxes:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001

Reported Loss Earnings before
the cumulative effect of a change
in accounting principle	$(1,146,000)	$(525,000)	$ (4,413,000)	$(220,000)
Add: Amortization Expense		41,000		123,000
Adjusted Loss before
the cumulative effect of a change in
accounting principle, net of taxes	$(1,146,000)	$(484,000)	$(4,413,000)	$ (97,000)

Adjusted Net Loss	$(1,146,000)	$(484,000)	$(10,710,000)	$ (97,000)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2002	2001	2002	2001
Basic and Diluted Loss
Per Share:
Reported Net Loss before
the cumulative effect of a change in
accounting principle	$(.30)	$(.15)	$(1.14)	$(.06)
Add: Amortization Expense		.01		.03
Adjusted Loss before
The cumulative effect of a change in
accounting principle, net of taxes	$(.30)	$(.14)	$(1.14)	$(.03)

Adjusted Net Loss	$(.30)	$(.14)	$(2.76)	$(.03)

E. Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

United States Latin America Eliminations Consolidated
For the three months ended
march March 31, 2002
Net sales:
Unaffiliated customers	$103,000,000	$14,399,000		$117,399,000
Foreign subsidiaries
Total	$103,000,000 $14,399,000 $117,399,000

Gross profit	$ 3,578,000	$ 1,971,000		$ 5,549,000
Income (loss) from operations	(1,110,000)	383,000		(727,000)
Total assets	96,309,000	17,165,000	$(11,854,000)	101,620,000

For the three months ended
March 31, 2001
Net sales:
Unaffiliated customers	$111,814,000	$30,876,000		$142,690,000
Foreign subsidiaries	343,000 $ (343,000)			$142,690,000
Total	$112,157,000 $30,876,000 $ (343,000) $142,690,000

Gross profit	$ 5,788,000	$ 2,412,000		$ 8,200,000
Loss from operations	(76,000)	(246,000)		(322,000)
Total assets	105,944,000	32,327,000	(17,016,000)	121,255,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

			Shipping and
For the three months	Microcomputer	Wireless Telephone	Handling
Ended March 31, Products Products Revenue Total
2002	$111,441,000	$5,599,000	$ 359,000	$117,399,000
2001	135,551,000	6,677,000	462,000	142,690,000

Approximately 29.6% and 42.9% of the Company's net sales for the three months ended March 31, 2002 and 2001, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

United States Latin America Eliminations Consolidated
For the nine months ended
March 31, 2002
Net sales:
Unaffiliated customers	$294,513,000	$56,949,000		$351,462,000
Foreign subsidiaries	441,000 $ (441,000)
Total	$294,954,000 $56,949,000 $ (441,000) 351,462,000

Gross profit	$ 11,784,000	$ 6,754,000		$ 18,538,000
Loss from operations	(2,912,000)	(374,000)		(3,286,000)
Total assets	96,309,000	17,165,000	$(11,854,000)	101,620,000

For the nine months ended
March 31, 2001
Net sales:
Unaffiliated customers	$309,512,000	$98,898,000		$408,410,000
Foreign subsidiaries	1,184,000 $ (1,184,000)
Total	$310,696,000 $98,898,000 $ (1,184,000) $408,410,000

Gross profit	$ 16,158,000	$ 8,849,000		$ 25,007,000
Income from operations	432,000	205,000		637,000
Total assets	105,944,000	32,327,000	$(17,016,000)	121,255,000

Sales of products between the Company's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

			Shipping and
For the nine months	Microcomputer	Wireless Telephone	Handling
Ended March 31, Products Products Revenue Total
2002	$334,346,000	$16,004,000	$1,112,000	$351,462,000
2001	379,823,000	27,064,000	1,523,000	408,410,000

Approximately 32.2% and 44.6% of the Company's net sales for the nine months ended March 31, 2002 and 2001, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

F. Risks and Uncertainties

The Risks and Uncertainties section contained in Note 1 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2001 continues to be appropriate and should be read in conjunction with this report.

At the beginning of November 2001, The Argentine Government announced that it would attempt to restructure its existing external public indebtedness with its Argentine and internal creditors in order to obtain interest savings and relief from principal repayments in the next several years. The restructuring or default by the Argentine Government of its external public indebtedness may have an adverse effect on the Argentine economy and on the availability of capital flows to companies headquartered or operating in Argentina. In addition, the failure of the Argentine Government to successfully restructure its indebtedness could have an adverse effect on the Argentine economy, including devaluation of the Argentine peso against the U.S. dollar. The devaluation which commenced in January 2002 could make it more difficult for Argentine companies to service their commercial and financial obligations due in U.S. dollars or tied to the U.S. dollar. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on the Company's business, results of operations, financial condition, ability to make payments on our indebtedness and on the market price of our common stock. The information included in the Company's financial statements, and other related documentation, does not contain the potential impact that might derive from the situation described above and, accordingly, should be analyzed considering that circumstance.

G. Facility Closure

In January 2002, the Company decided to discontinue the computer asset recovery operation of E-Store.com. Following is a summary of the income statement effects associated with the facility closure of E-Store:

Loss on asset disposal $ 53,000

Severance 60,000

Lease and utility termination 249,000

Total $362,000

All inventory-related exit costs have been classified as cost of goods sold in the accompanying consolidated statement of operations. Loss on asset disposal, severance expenses, and the lease and utility termination expenses have been classified as facility closure.

All items were paid in the third quarter. No further liabilities remain.

H. Reverse Stock Split

The shareholders of the Company approved a one-for-two reverse stock split in a special meeting of shareholders held on April 26, 2002. As a result of the reverse split all holders of the Company's common stock will return their current share certificates and will receive new certificates which will reduce the number of shares held on a 1 for 2 basis. The new certificates will have the same terms as the old certificates, and the holders of the new certificates will have the same rights under the new certificates. All applicable amounts reflected herein give retroactive effect to the reverse stock split.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended March 31, 2002 Compared to Three Months Ended

March 31, 2001

Net sales decreased 17.7%, or $25.3 million, to $117.4 million in the third quarter ended March 31, 2002 compared to $142.7 million in the third quarter ended March 31, 2001. Information concerning the Company's domestic and foreign sales is summarized below:
	Three Months Ended
	March 31,		Change
	2002	2001	Amount	Percent
United States:
Domestic	$82.6	$81.8	$ .8	1.0
Export	20.4	30.3	(9.9)	(32.7)

Latin America	14.4	30.9	(16.5)	(53.4)

Elimination		(.3)	.3	100.0

Consolidated	$117.4	$142.7	$(25.3)	(17.7)

The decrease in sales in Latin America was principally due to lower sales to customers in Brazil Argentina associated with more stringent credit standards and a change in sales pricing policiesdecline in the Argentine economy as a whole.

The decrease in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 94.9% of the Company's third quarter net sales compared to 95.1% for the same period last year. Sales of wireless telephone products accounted for approximately 4.7% of the Company's third quarter net sales compared to 4.9% for the same period last year.

Gross profit decreased to $5.5 million in the third quarter ended March 31, 2002 compared to $8.2 million in the third quarter ended March 31, 2001. Gross profit as a percentage of net sales decreased to 4.7% in the third quarter ended March 31, 2002 from 5.7% in the third quarter ended March 31, 2001. The change in gross profit as a percentage of sales was due to an increase in lower margin sales in the United States. Although gross revenue increased by $7.2 million over the prior quarter, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses, decreased $2.2 million to $6.3 million (including $.4 million for a facility closure) in the third quarter ended March 31, 2002, compared to $8.5 million (including $.6 million for non-cash stock awards compensation expense) in the third quarter ended March 31, 2001. These expenses as a percentage of net sales were 5.3% in the third quarter ended March 31, 2002 compared to 6.0% in the third quarter ended March 31, 2001. The decrease resulted primarily from the Company's coordinated efforts to reduce employee costs and general overhead expenses.

Net interest expense was $.3 million in the third quarter ended March 31, 2002 compared to interest expense of $.2 million in the third quarter ended March 31, 2001. The additional interest expense was incurred primarily as a result of the Company's election to draw on the revolving credit line to achieve cash discounts from its vendors.

The income tax expense relates to tax on income generated by certain of the Company's Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

Nine Months Ended March 31, 2002 Compared to Nine Months Ended

March 31, 2001

Net sales decreased 13.9%, or $56.9 million, to $351.5 million in the nine months ended March 31, 2002 compared to $408.4 million in the nine months ended March 31, 2001. Information concerning the Company's domestic and foreign sales is summarized below:
	Nine Months Ended
	March 31,		Change
	2002	2001	Amount	Percent
United States:
Domestic	$238.7	$227.5	$ 11.2	4.9%
Export	56.3	83.2	(26.9)	(32.3)%

Latin America	56.9	98.9	(42.0)	(42.5)%

Elimination	(.4)	(1.2)	.8	66.7%

Consolidated	$351.5	$408.4	(56.9)	(13.9)%

The overall decrease resulted from an increase in United States domestic net sales, offset by declines in net sales to customers in Latin America as well as to customers for export principally to Latin America. The decrease in sales in Latin America was principally due to lower sales to customers in Brazil associated with more stringent credit standards and a change in sales pricing policies. In addition, sales to customers in Argentina declined as a result of the recent economic downturn in that country.

The increase in sales in the United States was primarily due to an increase in sales of mass storage products which was offset by lower sales of printers, printer consumables, computer processors, and wireless products. The decrease in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 95.1% of the Company's nine months net sales compared to 93.0% for the same period last year. Sales of wireless telephone products accounted for approximately 4.6% of the Company's nine months net sales compared to 6.6% for the same period last year.

Gross profit decreased to $18.5 million in the nine months ended March 31, 2002 compared to $25.0 million in the nine months ended March 31, 2001. Gross profit as a percentage of net sales decreased to 5.3% in the nine months ended March 31, 2002 from 6.1% in the nine months ended March 31, 2001. The change in gross profit as a percentage of sales was due to an increase in lower margin sales in the United States. Overall, the Company continues to experience pricing pressures in selling products.

Selling, general and administrative expenses decreased $2.5 million to $21.8 million (including $.4 million for a facility closure) in the nine months ended March 31, 2002, compared to $24.3 million (including $.8 million for non-cash stock awards compensation expense) in the nine months ended March 31, 2001. These expenses as a percentage of net sales were 6.2% in the nine months ended March 31, 2002 compared to 6.0% in the nine months ended March 31, 2001.

Net interest expense was $.7 million in the nine months ended March 31, 2002.

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

Operating activities used $10.1 million in the nine months ended March 31, 2002. The Company's increase of $6.6 million in inventory and reduction of $2.4 million in accounts payable were primary uses of operating cash. The decrease in accounts receivable of $2.2 million provided a source of cash. Also, the Company's net loss of $10.7 million less non-cash charges of $8.2 million used cash.

Investing activities used $.3 million and $2.1 in the nine months ended March 31, 2002 and 2001, respectively, to purchase equipment and computer software.

Financing activities provided $12.4 million and $3.1 million in the nine months ended March 31, 2002 and 2001, respectively, resulting from net bank borrowings and repayments.

Management believes that the Wachovia Bank N.A. credit agreement, subsidiary bank credit agreements together with vendor lines of credit, and internally generated funds will be sufficient to satisfy its working capital needs.

At March 31, 2002 the Company was in technical default with certain covenants under the Wachovia credit agreement; however, Wachovia and the Company subsequently waived the covenant violations and amended the agreement to achieve compliance.

The Company presently projects that it will be in compliance with the financial covenants associated with the Wachovia credit agreement through June 30, 2002. However, for each of the quarters ended September 30, 2001, December 31, 2001, and March 31, 2002, the Company has failed to maintain compliance with financial covenants. Therefore, there can be no assurance that the Company will be in compliance with the amended Wachovia agreement covenants at June 30, 2002. If the Company is not in compliance, Wachovia may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Wachovia were to declare an event of default, the Company's liquidity and business operations could be adversely affected. In addition, the Wachovia agreement expires in November 2002. The Company is presently seeking alternative sources of financing in the United States and anticipates that such an agreement will be completed before September 30, 2002. However, no assurance can be given that the Company will be successful in obtaining a new credit facility, or that such a facility, if obtained, will be at rates and terms which are commercially comparable or favorable to the existing Wachovia credit agreement. Failure to obtain a new credit agreement could adversely affect the Company's liquidity and business operations.

Critical Accounting Policies

Allowance for Doubtful Accounts - Methodology

An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. We evaluate the collectibility of accounts receivable based on a combination of factors. Initially, we estimate an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when we become aware of a specific customer's inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. We do not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers.

Inventories - Slow Moving and Obsolescence

Most of the Company's vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, we are not protected by our vendor from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, we identify slow moving or obsolete inventories that (1) we are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, we estimate the net realizable value of inventories and record any necessary adjustments as a charge to cost of sales. If our inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect us from inventory losses, our risk of loss associated with obsolete or slowing moving inventories would increase. Our reserve for obsolete and slowing moving inventories was approximately $1.4 million and $1.7 million at March 31, 2002 and December 31, 2001 or 2.4% and 4% of gross inventories, respectively.

Forward-Looking Information

This report contains certain statements that are not based on historical facts and which may be considered forward-looking statements as defined in the Private Securities Litigation Act of 1995. These statements may differ materially from actual future events or results, and by their nature they involve substantial risks and uncertainties, certain of which are beyond the Company's control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management's judgment only as of the date hereof. Factors that might cause the Company's actual results to differ from those described in the forward-looking statements are referred to in the sections under the headings "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," which are contained in the Company's Registration Statement on Form S-3 (SEC File No. 333-35069) and these factors include the Company's ability to maintain profitability, cash flow, revenue growth, business prospects, foreign currency fluctuations, a dependence upon and/or loss of key vendors or customers, customer demand, product availability, competition (including pricing and availability). The Company undertakes no obligation to update forward-looking statements contained herein.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities and Use of Proceeds

The Shareholders of the Company approved a reverse stock split in a special meeting of shareholders held on April 26, 2002. As a result of the reverse split all holders of the Company's common stock will return their current share certificates and will receive new certificates which will reduce the number of shares held on a 1 for 2 basis. The new certificates will have the same terms as the old certificates, and the holders of the new certificates will have the same rights under the new certificates. All applicable amounts reflected herein give retroactive effect to the reverse stock split.

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

A Special Meeting of Shareholders was held April 26, 2002 for the following purpose: (i) to vote on a plan of recapitalization and to amend the Company's Articles of Incorporation to provide for a reverse stock split. The voting results on the foregoing matters, which were approved, were as follows:

Proposal I To consider and vote on a plan of recapitalization and to amend the Company's Articles of Incorporation to provide for a reverse stock split at the Special Meeting of Shareholders.

	No. of	No. of Votes	No. of Votes
	Votes For	Against	Abstained

Reverse Split	7,137,287	141,392	16,604

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit
	Number	Description
	10.41	Sixth Amendment to Second Amended and Restated Credit
Agreement dated May 14, 2002 between SED International
Holdings, Inc. and Wachovia Bank, N.A.

b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SED International Holdings, Inc.
(Registrant)

May 20, 2002	By: /s/ Gerald Diamond
Gerald Diamond
Chief Executive Officer and
Chairman of the Board
(Principal Executive Officer)

May 20, 2002	By: /s/ Michael P. Levine
Michael P. Levine
Vice President-Finance and
Treasurer
(Principal Accounting Officer)