Form 10-K
period 2002-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2002-10-15
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002
OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 0-16345

SED INTERNATIONAL HOLDINGS, INC.

(Exact name of Company as specified in its charter)

GEORGIA	22-2715444

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4916 North Royal Atlanta Drive, Tucker, Georgia	30085

(Address of principal executive offices)	(Zip Code)

Company’s telephone number, including area code:	770-491-8962

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.01 PAR VALUE
(Title of Class)

COMMON STOCK PURCHASE RIGHTS
(Title of Class)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [   ]

The aggregate market value of the voting stock held by nonaffiliates of the Company was approximately $2.1 million as of October 9, 2002 based upon the last sale price of the Common Stock as reported on the Nasdaq National Market on that day.
There were 3,911,016 shares of Common Stock, $.01 par value, outstanding at October 9, 2002.

DOCUMENTS INCORPORATED BY REFERENCE:

Part III incorporates information by reference from the portions of the Company’s definitive proxy statement for its 2002 annual meeting of shareholders scheduled to be held on December 11, 2002, which proxy statement will be filed no later than 120 days after the close of the Company’s fiscal year ended June 30, 2002.

PART I

Item 1. BUSINESS

(a)	General Development of Business

         SED International Holdings, Inc., a Georgia corporation, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation (“SED International”), were incorporated in 1986 to take over the operations of the business of the Company’s predecessor, Southern Electronics Distributors, Inc., which was engaged in the wholesale distribution of consumer electronics products. In fiscal 1999, the Company, formerly a Delaware corporation, reincorporated as a Georgia corporation. As used herein, the term “Company” or the “Registrant” means SED International Holdings, Inc. and its subsidiaries, including SED International, unless the context otherwise indicates.

         The Company is a distributor of microcomputer products, including mass storage products, printers, and other imaging products and wireless products throughout the United States and Latin America. The Company offers to an active base of over 6,500 reseller customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, 3Com, Toshiba, Envision, and IBM, through a dedicated and highly motivated sales force. The Company distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; City of Industry, California; and San Juan, PR. The Company services Latin America through its wholly-owned subsidiaries SED International do Brasil Ltda. in Sao Paulo, Brazil; SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina. The Company’s net sales decreased to $456.4 million in fiscal 2002 from $525.3 million in fiscal 2001, and the Company’s net loss before the cumulative effect of a change in accounting principle was $4.5 million in fiscal 2002 compared to a net loss of $5.3 million in fiscal 2001 before impairment changes.

         The Company also distributes wireless telephone products in the United States and to Latin America. The Company is a direct distributor of wireless telephone products for Audiovox and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and LG Infocomm. In fiscal 2002, the Company’s net sales of microcomputer products generated approximately 94.7% of the Company’s total net sales and wireless telephone products represented the remaining 5.3%.

         The shareholders of the Company approved a one-for-two reverse stock split in a special meeting of shareholders held on April 26, 2002. As a result of the reverse split, all holders of the Company’s common stock will return their current share certificates and will receive new certificates which will reduce the number of shares held on a 1 for 2 basis. The new certificates will have the same terms as the old certificates. All applicable amounts reflected herein give retroactive effect to the reverse stock split.

         Subsequent to June 30, 2002, the Company terminated its credit facility with Wachovia Bank, NA, and IBM Global Finance. In October 2002, the Company entered into a new credit facility with Fleet Capital Corporation which provides access by the Company to additional credit capacity and liquidity. Additional information about the agreement with Fleet Capital Corporation may be found in Liquidity and Capital Resources section of this document.

(b)	Financial Information about Industry Segments

         The Company operates in only one business segment.

(c)	Narrative Description of Business

Products and Vendors

         The Company offers its customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, 3Com, KDS, Envision, Samsung, and Audiovox. The Company is a direct distributor of wireless telephone products for Audiovox and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and LG Infocomm. Microcomputer related products accounted for $432.4 million or 94.7% of the Company’s net sales for fiscal 2002, $491.5 million or 93.6% of net sales in fiscal 2001, and $523.7 million or 85.5% of net sales in fiscal 2000. Approximately $24.0 million or 5.3% of the Company’s net sales for fiscal 2002, $33.8 million or 6.4% of net sales for fiscal 2001, and $88.5 million or 14.5% of net sales for fiscal 2000, consisted of wireless handsets and accessories. The Company continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Company’s vendors generally warrant the products distributed by the Company and allow the return of defective products. Generally, the Company’s authorized distributor agreements with its microcomputer and wireless telephone products vendors permit the Company to sell these vendors’ products in the United States and in designated countries in Latin America.

         As a distributor, the Company incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer and wireless industries and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, the Company seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that the Company can negotiate such provisions in each of its contracts or that such industry practice will continue.

         The Company purchases goods from approximately 170 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors’ products. In fiscal 2002, 2001, and 2000, Maxtor accounted for 37.5%, 23.1%, and 9.7%, respectively, and Hewlett Packard accounted for 11.9%, 14.6% and 18.7%, respectively, of the Company’s purchases.

         There can be no assurance that the Company will be able to maintain its existing vendor relationships or secure additional vendors as needed. The Company’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain territorial restrictions that limit the countries in which the Company is permitted to distribute the products. The loss of a major vendor, the deterioration of the Company’s relationship with a major vendor, the loss or deterioration of vendor support for certain Company-provided services, the decline in demand for a particular vendor’s product, or the failure of the Company to establish good relationships with major new vendors or other Virtual Vendor Model distributors could have a material adverse effect on the Company’s business, financial condition and results of operations.

         Product orders typically are processed and shipped from the Company’s distribution facilities on the same day an order is received or, in the case of orders received after customary cutoff time, on the next business day. The Company relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products sold within the Latin American markets are either picked up by the customer, or delivered to the customers or their agents from the Company’s Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina facilities. Generally, the Company’s inventory level of products has been adequate to permit the Company to be responsive to its customers’ purchase requirements. From time to time, however, the Company experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to the Company.

Sales and Marketing

         The Company’s sales are generated by a telemarketing sales force, which, on June 30, 2002, consisted of approximately 145 people in sales offices located in Atlanta, Georgia; Miami, Florida; City of Industry, California; San Juan, Puerto Rico, Sao Paulo, Brazil; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2002, 69 people focused on sales to customers for export to Latin America and on sales in Brazil, Colombia and Argentina. Substantially all of the export and Latin American based salespeople are fluent in Spanish or Portuguese. The Company’s Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

         Members of the sales staff are trained through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers’ questions about important new product considerations, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. The Company’s salespeople are able to analyze quickly the Company’s extensive inventory through a sophisticated management information system and recommend the most appropriate cost-effective systems and hardware for each customer, whether that customer is a full-line retailer or an industry-specific reseller.

         The Company’s domestic sales force is organized in teams generally consisting of two to four people. The Company believes that teams provide superior customer service because customers can contact one of several people. Moreover, the long-term nature of the Company’s customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service. It has been the Company’s experience that the team approach results in superior customer service and better employee morale.

         Compensation incentives are provided to the Company’s salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can telephone their salespersons using a toll-free number provided by the Company. In addition, salespeople initiate calls to introduce the Company’s existing customers to new products and to solicit orders. Salespeople also seek to develop new customer relationships by using targeted mailing lists, vendor leads and telephone directories of various cities.

         The telemarketing salespersons are supported by a variety of marketing programs. For example, the Company regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, the Company’s in-house marketing staff prepares catalogs that list available microcomputer and wireless telephone products and routinely produces marketing materials and advertisements. In addition, the in-house marketing staff promotes products and services through the Company’s Internet web page (www.sedonline.com) providing 24-hour access to on-line order entry. The Company’s web page provides customers secured access to place orders and review product specifications at times that are convenient to them. Customers also can determine on a real-time basis inventory availability, pricing, and verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

         The Company prides itself on being service oriented and has a number of on-going value-added services intended to benefit both the Company’s vendors and reseller customers. For example, the Company is committed to training its salespeople to be technically knowledgeable about the products they sell. This core competency supplements the sophisticated technical support and configuration services also provided by the Company. The Company believes that its salesperson’s ability to listen to a reseller’s needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to the Company. In addition, the Company provides such other value-added services as new product demonstrations and technical education programs for resellers, order fulfillment and electronic ordering, and informational assistance through the Company’s web page (www.sedonline.com).

         Management continually evaluates the Company’s product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. The Company’s rapid delivery terms are available to all of its customers, and the Company seeks to pass through its shipping and handling costs to its customers.

         The Company offers various credit terms including open account, prepay, credit card, and COD to qualifying customers. The Company closely monitors customers’ creditworthiness through its on-line computer system, which contains detailed information on each customer’s payment history and other relevant information. In addition, the Company participates in national and international credit associations that exchange credit rating information on customers. The Company establishes reserves for estimated credit losses in the normal course of business.

Customers

         The Company serves an active, nonexclusive customer base of over 6,500 resellers of microcomputer and wireless handset products. Resellers include value-added resellers, corporate resellers and retailers. The Company believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Company with significant growth opportunities. During fiscal 2002, no single customer accounted for more than 11% of the total company net sales of the Company. The Company believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

Competition

         The microcomputer and wireless telephone distribution industries are highly competitive, both in the United States and in Latin America. Competition in these industries is typically characterized by pricing pressures, product availability and potential obsolescence, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, the Company’s ability to compete favorably is principally dependent upon its ability to manage inventory and accounts receivable and to control other operating costs. Successful management of the Company also requires the Company to react quickly and appropriately to short and long-term trends, price its products competitively, increase its net sales and maintain economies of scale.

         The Company’s competitors include regional, national and international microcomputer and wireless distributors, many of which have substantially greater technical, financial and other resources than the Company, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., Tech Data Corporation, D&H, ASI, Brightpoint, Inc., Cellstar Corporation, and Synnex Information Technologies, Inc. in the United States; and Tech Data Corporation, Ingram Mico, Inc., and Intcomex Holdings, L.L.C. in Latin America. From time to time, these competitors may be used as vendors.

Seasonality

         The Company’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Quarterly Data; Seasonality.”

Employees

         As of June 30, 2002, the Company had 372 full-time employees, 145 of whom were engaged in telemarketing and sales, 167 in administration and 60 in warehouse management and shipping. Management believes the Company’s relations with its employees are good and the Company has never experienced a strike or work stoppage. With the exception of the Brazilian operations, there is no collective bargaining agreement covering any of the Company’s employees.

Financial Information about Foreign and Domestic Operations and Export Sales

         During the fiscal year ended June 30, 1998, the Company began selling directly to customers in Brazil and Colombia through the Company’s facilities in Sao Paulo, Brazil and Bogota, Colombia. During the fiscal year ended June 30, 1999, the Company also began selling directly to customers in Argentina through the Company’s facilities in Buenos Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal year ended June 30, 2002, 2001 and 2000, approximately 31.8%, 43.7% and 44.2%, respectively, of the Company’s net sales were to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina. See Notes 11 and 15 to the consolidated financial statements of the Company for additional information concerning the Company’s domestic and foreign operations.

Item 2. PROPERTIES

         The Company maintains its executive offices at 4916 North Royal Atlanta Drive in Atlanta, Georgia, where 53 of its sales employees are also located. The Company leases its executive, administrative and sales office from Diamond Chip Group, L.L.C., a Georgia limited liability company comprised of certain minority shareholders and officers of the Company, previously doing business as Royal Park Company, a Georgia general partnership. The lease commenced in April 1999 and expires in September 2006. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $277,000 effective October 1, 2002, with annual increases of three percent through September 30, 2006. The Company has a right of first refusal to purchase the facility should it be offered for sale. The Company believes that the lease of its executive offices is on terms no less favorable than those available from unaffiliated parties.

         The Company maintains warehouse facilities in Atlanta, Georgia; City of Industry, California; Miami, Florida, San Juan Puerto Rico; Sao Paulo, Brazil (via an agency relationship with Coimex Logistica Integrada S.A.); Bogota, Colombia and Buenos Aires, Argentina. The Company’s distribution facility in Atlanta, Georgia consists of approximately 100,000 square feet subject to a lease expiring January 31, 2004. Rental payments for this facility are approximately $290,000 per annum. The Company believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Company’s growth plans so require.

         The Company leases its sales and distribution facility in Miami, Florida under a lease expiring March 31, 2004. This facility consists of approximately 61,000 square feet at an annual rental of approximately $462,000 effective April 1, 2002 and increasing to $478,800 effective April 1, 2003.

         The Company also leases an approximately 50,000 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center and sales center for the Company. Annual rental under the lease is approximately $237,000. Pursuant to its terms, the lease will expire on March 31, 2005.

         On April 1, 1998, the Company began leasing an approximately 102,000 square foot distribution facility in Harrisburg, Pennsylvania. The Company is obligated for lease payments of approximately $408,000 per year through March 31, 2003. From June 1, 2000 through December 31, 2000 the Company sublet approximately 51,000 square feet of the facility for approximately $222,000 per year. The Company entered into a sublease for the entire building beginning on October 1, 2001 to cover the entire cost of this facility through the end of the lease on March 31, 2003.

         On May 1, 2002 the Company began leasing approximately 4,100 square feet in Sao Paulo, Brazil under two separate leases, one on each floor. This facility serves as a sales and administrative office for SED International do Brasil Distribuidora Ltda., a wholly owned subsidiary of the Company. Total annual lease expenses are approximately $90,000 per year. These leases will expire on April 30, 2005.

         On June 1, 2002 the Company began leasing space in a multi-customer warehouse, distribution, and logistics oriented facility in Barueri SP, Brazil. Coimex Logistica Integrada S/A provides the Company with logistic and distribution services for our entire product mix in Brazil. The base rate for use of this facility is approximately $600 per month plus a variable charge which fluctuates in relation to the amount of business processed through the facility.

         On December 1, 1997, the Company began leasing an approximately 33,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly owned subsidiary of the Company. Annual payments total approximately $60,000 per year. The lease will expire on November 30, 2003.

         On November 1, 1998, the Company assumed the lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized for sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly owned subsidiary of the Company. Aggregate space is approximately 5,500 square feet. Payments total approximately $36,000 annually. The leases expire at various dates until May 2004.

Item 3. LEGAL PROCEEDINGS

         The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The shareholders of the Company approved a one-for-two stock split in a special meeting of shareholders held on April 26, 2002. As a result of the reverse stock split, all holders of the Company’s common stock will return their current share certificates and will receive new certificates which will reduce the number of shares held on a 1 for 2 basis. The new certificates will have the same terms as the old certificates, and the holders of the new certificates will the same rights under the new certificates. All applicable amounts reflected herein give retroactive effect to the reverse stock split.

         The shareholders are expected to vote on an amendment to the 1999 stock option plan to provide for the availability of 400,000 options for key employees.

PART II

Item 5. MARKET FOR THE COMPANY’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         Until October 4, 2002 the Company’s common stock was traded over the counter and quoted on the NASDAQ National Market System under the symbol “SECX”. The Company received notification on September 27, 2002 from NASDAQ that the Company’s common stock will be delisted from the Nasdaq National Market due to noncompliance with the value of public float requirement of $5,000,000.00 for continued listing on Nasdaq National Market. The Company’s stock price also has fallen below the $1.00 minimum necessary for continued listing on the Nasdaq National Market and Nasdaq SmallCap. The Company does not presently intend to take actions to regain compliance with the Nasdaq National Market or SmallCap listing standards. The Company is now trading its common stock on the OTC Bulletin Board (OTCBB) and is currently followed by three market makers. The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. The Company expects that SED’s ticker symbol (SECX) will remain the same.

The following table sets forth the high and low sales prices for Company’s common stock as reported for each quarter of fiscal 2002 and 2001 as adjusted for 1 for 2 recapitalization on April 26, 2002. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Sales Price

	High	Low

Fiscal year 2002

First	$2.38	$1.70
Second	$2.10	$1.30
Third	$2.00	$.92
Fourth	$2.08	$1.07

Fiscal year 2001

First	$9.12	$5.00
Second	$5.38	$1.12
Third	$3.12	$1.12
Fourth	$2.76	$1.62

         There were 3,911,016 shares of common stock outstanding and approximately 3,000 beneficial owners of the common stock of the Company (including individual participants in securities position listings) as of October 9, 2002.

         The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including the Company’s earnings and financial condition, capital requirements and other relevant factors. SED International, the earnings of which would be the primary source of any dividend payments, and the Company are parties to a revolving credit agreement which contains certain financial covenants that may impact the Company’s ability to pay dividends in the event the Company should change its policy and choose to issue dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.”

         In November 1998 the Company acquired Intermaco, S.R.L., a Buenos Aires based distributor of Hewlett Packard products and other computer peripherals. Pursuant to the terms of an earn-out agreement entered into by the Company in connection with the acquisition, in February 2000 and April 2001 the Company issued 200,000 shares and 150,000 shares of its common stock, respectively, to Eduardo Kerner and Manfredo Kerner. Messrs. Kerner were the sole owners of Intermaco. Messrs. Kerner are not residents of the United States and the shares were issued to Messrs. Kerner in a private placement that was not subject to the United States Securities laws.

Item 6. SELECTED FINANCIAL DATA FIVE YEAR FINANCIAL SUMMARY

	Year ended June 30,

	2002	2001	2000	1999	1998

Income statement data:

Net Sales *	$456,388,000	$525,338,000	$612,140,000	$711,450,000	$897,381,000

Cost of Sales *	433,353,000	494,383,000	573,818,000	681,674,000	855,289,000

Gross profit *	23,035,000	30,955,000	38,322,000	29,776,000	42,092,000

Selling, general and admin expenses*	27,800,000	35,249,000	35,597,000	52,974,000	37,862,000

Start-up expenses					1,400,000

Impairment charges		6,547,000		15,386,000

Operating (loss) income	(4,765,000)	(10,841,000)	2,725,000	(38,584,000)	2,830,000

Interest expense-net	1,133,000	660,000	458,000	731,000	2,728,000

(Loss) earnings before income taxes and before cumulative effect of a change in accounting principle	(5,898,000)	(11,501,000)	2,267,000	(39,315,000)	102,000

Income tax (benefit) expense	(1,390,000)	344,000	578,000	(1,407,000)	357,000

(Loss) earnings before cumulative effect of a change in accounting principle	(4,508,000)	(11,845,000)	1,689,000	(37,908,000)	(255,000)

Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000	6,297,000

Net (loss) earnings	$(10,805,000)	$(11,845,000)	$1,689,000	$(37,908,000)	$(255,000)

Basic and diluted (loss) earnings per share:

Before cumulative effect of a change in accounting principle	$(1.17)	$(3.27)	$0.50	$(8.72)	$(0.05)

Cumulative effect of a change in accounting principle, net of tax	$(1.63)

Net (loss) earnings	$(2.80)	$(3.27)	$0.50	$(8.72)	$(0.05)

Weighted average number of shares outstanding

Basic	3,862,000	3,618,000	3,364,000	4,349,000	4,801,000

Diluted	3,862,000	3,618,000	3,386,000	4,349,000	4,801,000

	At June, 30

	2002	2001	2000	1999	1998

Balance sheet data:

Working capital	$28,963,000	$30,539,000	$36,506,000	$45,193,000	$107,741,000

Total assets	80,562,000	107,466,000	121,319,000	141,090,000	266,565,000

Long-term obligations less current portion	4,900,000			8,500,000	31,000,000

Shareholders’ equity	27,852,000	42,615,000	55,349,000	52,810,000	106,275,000

*	2000, 1999, and 1998 have been reclassified in connection with the fiscal 2001 adoption of a new accounting pronouncement.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the notes thereto and the Selected Consolidated Financial Data included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Overview

         The Company is an international distributor of microcomputer products, including personal computers, printers and other peripherals, supplies, and networking products throughout the United States and Latin America. In fiscal 2002, the Company’s net sales to customers in the United States represented approximately 68.2% of total net sales. Net sales for export principally into Latin America and in-country net sales in Brazil, Colombia and Argentina represented approximately 31.8% of total net sales for fiscal 2002. Net sales of microcomputer products generated approximately 94.7% of total net sales and wireless telephone products represented the remaining 5.3% for fiscal 2002.

         The Company incurred a net loss before the cumulative effect of a change in accounting principle of $4.5 million on net sales of $456.4 million in fiscal 2002. Net sales during fiscal 2001 and 2000 were $525.3 million and $612.1 million, respectively. The gross profit as a percentage of net sales decreased to 5.0% in fiscal 2002 compared to 5.9% in fiscal 2001 and 6.3% in fiscal 2000. Selling, general and administrative expenses (excluding impairment charges) as a percentage of net sales were 6.1% in fiscal 2002, 6.7% in fiscal 2001, and 5.8% in fiscal 2000.

         The Company has incurred a decline in net sales in the United States from fiscal 1998 to 2001. Although net sales in the United States in 2002 compared to 2001 increased by $15.4 million, the net sale improvement in the United States was offset by an $84.3 million decrease in net sales in export and Latin America. The Company has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in its efforts. Failure to improve margins and reduce overhead could adversely affect the Company’s profitability and financial condition.

         Numerous factors and conditions impact the Company’s ability to adequately effect this plan, including, but not limited to, the following:

•	Continuation of distribution agreements - The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities - The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 6.

•	Cash flows - The Company’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary. The October 2002 credit facility places certain restrictions on the future funding of Latin American operations (See Note 6 to the audited consolidated financial statements).

         For the Company’s domestic operations, all purchases and sales are denominated in United States dollars. For the Company’s operations in Brazil, Colombia and Argentina, in-country transactions are conducted in the respective local currencies of these three locations while import purchases are generally denominated in United States dollars.

Results of Operations

         The following table sets forth, for the years presented, the percentage of net sales represented by certain items in the Company’s consolidated statements of operations:

	Year Ended June 30,

	2002	2001	2000

Net sales	100%	100%	100%

Cost of sales, including buying and occupancy expense	95.0	94.1	93.7

Gross profit	5.0	5.9	6.3

Selling, general and administrative expenses	6.1	6.7	5.8

Impairment charges		1.3

Operating (loss) income	(1.1)	(2.1)	0.5

Interest expense, net	0.2	0.1	0.1

(Loss) earnings before income taxes and before cumulative effect of a change in accounting principle	(1.3)	(2.2)	0.4

Income tax (benefit) expense	(0.3)	0.1	0.1

Basic and diluted (loss) earnings per share: Before cumulative effect of a change in accounting principle	(1.0)	(2.3)	0.3

Cumulative effect of a change in accounting principle, net of $75,000 tax benefit	(1.4)

Net (loss) earnings	(2.4)%	(2.3)%	0.3%

Fiscal 2002 Compared to Fiscal 2001

         Net sales decreased 13.1%, or $68.9 million, to $456.4 million in fiscal 2002 compared to $525.3 million in fiscal 2001. Information concerning the Company’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change

	2002	2001	Amount	Percent

United States:

Domestic	$311.3	$295.9	$15.4	5.2%

Export	75.5	105.4	(29.9)	(28.3)%

Latin America	70.5	125.6	(55.1)	(43.9)%

Elimination	(0.9)	(1.6)	0.7	(43.8)%

Consolidated	$456.4	$525.3	$(68.9)	(13.1)%

         Domestic sales were $311.3 million and $295.9 million in fiscal 2002 and fiscal 2001, respectively. The increase in domestic sales was due primarily to an increase in sales to large system integrators and the addition of over 1,700 new customers in fiscal 2002. The overall sales decline resulted from a decrease in net sales to customers for export principally to Latin America and a decrease in in-country net sales for Brazil (Magna Distribuidora Ltda. acquired in December 1997 and now operating as SED International do Brasil Distribuidora Ltda.), Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998). The decrease in Latin American in-country sales was partially attributable to changes in product mix towards higher margin product offerings as well as more stringent credit standards in Brazil. In addition, the 74.2% decrease in the value of the Argentine peso, 19.0% decrease in the Brazilian real, and the 4.2% decline in the Colombian peso contributed significantly to the decline in Latin American sales. The decrease in U.S. export sales was primarily due to the economic downturn in the Latin American countries the Company does business in.

         Sales of microcomputer products represented approximately 94.7% of the Company’s net sales in fiscal 2002 compared to 93.6% for fiscal 2001. Sales of wireless telephone products accounted for approximately 5.3% of the Company’s net sales in fiscal 2002 compared to 6.4% for fiscal 2001.

         Gross profit decreased $7.9 million to $23.0 million in fiscal 2002, compared to $31.0 million in fiscal 2001. Gross profit as a percentage of net sales decreased to 5.0% in fiscal 2002 from 5.9% in fiscal 2001. The change in gross profit as a percentage of sales was primarily due to lower sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressure in selling products.

         Selling, general and administrative expenses (excluding impairment charges and intangible write offs) for fiscal 2002 decreased 21.1% to $27.8 million, compared to $35.2 million in fiscal 2001. These expenses as a percentage of net sales decreased to 6.1% in 2002 compared to 6.7% in fiscal 2001. These reduced expenses were primarily the result of a reduction in the number of employees in all of the Company’s operations as well as lower bad debts. The 2002 cumulative effect adjustment and the 2001 non-cash impairment charges were determined based on an analysis of the Company’s goodwill and long-lived assets and the estimated future cash flows of operations associated with such impairment. See Notes 3 and 5 to the Company’s 2002 consolidated financial statements.

         The results of operations of the Company were adversely affected by the continuing inflationary conditions in Latin America and the devaluation of the Brazilian, Argentinian, and Colombian currencies. In fiscal 2002, the approximate devaluation of the Brazilian currency as compared to the U.S. dollar was 19%. The approximate devaluation of the Argentinian peso in 2002 as compared to the U.S. dollar was 74.2%. The approximate devaluation of the Colombian peso in 2002 as compared to the U.S. dollar was approximately 4.2%. Since the Company has significant U.S. dollar denominated liabilities in Latin American subsidiaries, the devaluation resulted in foreign currency transaction losses totaling approximately $11,000 in Argentina and $410,000 in Brazil in fiscal 2002. The rate of annual interest on the Brazilian lines of credit was 25.4% and 21.0% at June 30, 2002 and 2001, respectively. See Item 7A.

         Net interest expense was $1.1 million in fiscal 2002 compared to interest expense of $0.7 million in fiscal 2001. This net change resulted primarily from a increase in working capital requirements in fiscal 2002.

         In 2002, the Company realized an income tax benefit of $1.9 million resulting from the adjustment of certain income tax liabilities and refunds received in the fourth quarter of 2002 related to recent United States tax legislation which provided for an extension of the period in which net operating losses could be carried back, offset in part by income taxes in Colombia and Argentina. At June 30, 2002, the Company has gross net operating loss carryforwards for U.S. federal tax purposes of approximately $25 million and $42 million, respectively, expiring at various dates through 2022 and gross net operating loss carryforwards for foreign income tax purposes of approximately $10 million in Brazil, which generally do not expire. At June 30, 2002 and 2001, the Company has recorded valuation allowances for principally all deferred tax assets, except for those relating to Intermaco S.R.L., as there is no assurance that these assets will be realized.

Fiscal 2001 Compared to Fiscal 2000

         Net sales decreased 14.2%, or $86.8 million, to $525.3 million in fiscal 2001 compared to $612.1 million in fiscal 2000.

Information concerning the Company’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change

	2001	2000	Amount	Percent

United States:

Domestic	$295.9	$341.8	$(45.9)	(13.4)%

Export	105.4	151.8	(46.4)	(30.6)%

Latin America	125.6	122.0	3.6	2.9%

Elimination	(1.6)	(3.5)	1.9	54.0%

Consolidated	$525.3	$612.1	$(86.8)	(14.2)%

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

         The decrease in sales in the United States was primarily due to lower sales of printers, printer consumables, computer processors and wireless products which was offset by an increase in sales of mass storage products. The decrease in U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 93.5% of the Company’s net sales in fiscal 2001 compared to 85.5% for fiscal 2000. Sales of wireless telephone products accounted for approximately 6.5% of the Company’s net sales in fiscal 2001 compared to 14.5% for fiscal 2000.

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

         Selling, general and administrative expenses (excluding $6.5 million of impairment charges for fiscal 2001) decreased 1.0% to $35.3 million, compared to $35.6 million in fiscal 2000. These expenses as a percentage of net sales increased to 6.7% in 2001 compared to 5.8% in fiscal 2000. The non-cash accounting charge was determined based on a detailed analysis of the Company’s long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $5,947,000 in goodwill and approximately $600,000 in property and equipment. Substantially all of the goodwill impairment relates to the company’s acquired export distribution rights in connection with the fiscal 1996 acquisition of substantially all of the net assets of U.S. Computer of North America, Inc. This impairment results from a gradual, but, significant, decline in sales volumes and adverse changes in the competitive environment for the distribution of the corresponding product lines. The goodwill is not considered recoverable through other means. The impairment loss of approximately $600,000 related to the Company’s property and equipment in Brazil ($400,000) as well as certain domestic assets ($200,000). Management estimated the undiscounted cash flows to be generated by the assets for the respective operations and compared them to their carrying values. Since the estimated undiscounted future cash flows were less than the carrying value of the assets, the carrying values were adjusted to estimated fair values.

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

Quarterly Data

         The following table sets forth certain unaudited quarterly historical consolidated financial data for each of the Company’s last eight fiscal quarters ended June 30, 2002. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. The Company’s interim financial statements for the quarter ended September 30, 2001 have been restated in connection with the Company’s adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, subsequent to the issuance of the September 30, 2001 interim financial statements. The net loss as reported was $3,137,000 as compared to a net loss of $9,434,000 as restated. In addition, all per share amounts in the following table give retroactive effect to the one-for-two reverse stock split on April 26, 2002. The quarterly financial statements have been reclassified in connection with the Company’s fourth quarter 2001 adoption of the new accounting pronouncement related to income statement classification of shipping and handling revenues and costs. These reclassifications had no effect on net earnings (loss). This information should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Quarter Ended (in thousands, except per share data)

	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2000	2000	2001	2001	2001	2001	2002	2002

Net sales	$133,565	$132,155	$142,690	$116,928	$123,836	$110,227	$117,399	$104,926

Gross profit	8,157	8,649	8,200	5,949	6,538	6,451	5,549	4,497

Operating income (loss)	281	678	(322)	(11,478)	(2,821)	262	(727)	(1,479)

Net earnings (loss) before change in accounting principle	75	230	(525)	(11,625)	(3,137)	(130)	(1,146)	(95)

Net earnings (loss) after change in accounting principle	75	230	(525)	(11,625)	(9,434)	(130)	(1,146)	(95)

Earnings (loss) per share:

Before change in accounting principle	$0.02	$0.06	($0.14)	($3.00)	($0.81)	($0.03)	($0.30)	($0.02)

After change in accounting principle	$0.02	$0.06	($0.14)	($3.00)	($2.44)	($0.03)	($0.30)	($0.02)

Fourth Quarter Adjustments

         In the fourth quarter of fiscal 2002, the Company recorded certain non-recurring adjustments related to changes in estimates associated with unclaimed property liabilities ($1.2 million), and the adjustment of income tax liabilities and the accrual of refunds receivable under recently enacted tax legislation ($1.9 million). These fourth quarter adjustments resulted in a reduction of the net loss of approximately $777,000 or $.20 per share for fiscal year 2002.

         In the fourth quarter of fiscal 2001, the Company recorded certain non-recurring adjustments related to changes in estimates associated with the impairment of long-lived assets ($6.5 million) and allowance for doubtful accounts ($3.3 million). These fourth quarter adjustments totalled approximately $9.8 million or $1.35 per share increase in the net loss for fiscal 2001.

Liquidity and Capital Resources

         The Company’s liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. The Company derives all of its operating income and cash flow from its subsidiaries and relies on payments from its subsidiaries to generate the funds necessary to meet its obligations. As the Company continues operations in Latin America, management believes that capital requirements in Latin America may limit the ability of the Company’s subsidiaries in those countries to make payments to the Company.

         Operating activities provided $1.4 million, $2.3 million and $16.5 million of cash in fiscal 2002, 2001 and 2000, respectively. The cash provided in fiscal 2002 resulted primarily from decreases in trade acounts receivable of $2.7 million, inventories of $.7 million, and other assets of $1.7 million, which was partially offset by decreases in accounts payable and accrued liabilities of $3.7 million. In fiscal year 2001, the Company had net cash flows from operating activities in spite of the $11.8 million loss which was the result of significant non cash charges affecting fiscal 2001, while the net effect of changes in operating accounts had no significant effect.

         Investing activities used $.3 million, $2.3 million and $4.5 million of cash in fiscal 2002, 2001 and 2000, respectively. The primary use of cash in fiscal 2002 was for the purchase of equipment for $.3 million. The use of cash in fiscal 2001 was primarily for the purchase of computer equipment for $.8 million and for additional payments related to the purchase of Intermaco S.R.L. amounting to $1.5 million. The significant use of cash in fiscal 2000 was primarily for the purchase of Intermaco S.R.L. for $1.5 million and $3.0 million for the purchase of computer equipment and software.

         Financing activities provided $4.5 million of cash in fiscal 2002, used $.4 million of cash in fiscal 2001 and used $8.1 million of cash in fiscal 2000. The net cash provided in fiscal 2002 primarily related to bank borrowings on the revolving line of credit. The net cash used in financing activities in fiscal 2001 primarily related to repayment of short-term borrowings by subsidiaries. The net cash used in financing activities in fiscal 2000 primarily related to repayments of borrowings of $8.5 million under the Company’s credit agreement offset by other net bank borrowings of $435,000.

         The Company’s cash flows were adversely affected by the unfavorable changes in exchange rates in the Latin American countries in which the Company does business. The exchange rate changes had the effect of using approximately $5.4 million in cash for the year ended June 30, 2002 as compared to using $2.0 million in fiscal 2001 and $.6 million in fiscal 2000.

         Subsequent to June 30, 2002, the Company terminated its credit agreement with Wachovia Bank N.A. (“Wachovia”), as amended, from time to time, which provided for borrowing under a line of credit of up to $25 million ($35 million at June 30, 2001). At June 30, 2002 and 2001, the Company had borrowings of $4.9 million and no borrowings, respectively, outstanding under this facility. Maximum borrowings under the Wachovia credit agreement were generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $9.5 million reserve. This reserve could be drawn upon, if necessary, to finance obligations to IBM Credit Corporation, which financed the Company’s purchases from certain vendors. Available borrowings under this agreement, based on collateral limitations at June 30, 2002 and 2001 were $9.9 million and $23.5 million, respectively ($9.5 million of which would only be available to finance obligations due to IBM for both years, if necessary).

         The Wachovia agreement was secured by accounts receivable and inventory of SED International, Inc. and required maintenance of certain minimum working capital and other financial ratios and had certain dividend restrictions. The Company was able to borrow at Wachovia’s prime rate (4.75% as of June 30, 2002) plus .50% or the Company was able to fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement required a commitment fee of .50% of the unused commitment and would have expired on November 1, 2002. Average borrowings, maximum borrowings, and the weighted average interest rate for fiscal 2002 were $5.0 million, $19.1 million, and 5.67%, respectively. Average borrowings, maximum borrowings, and the weighted average interest rate for fiscal 2001 were $1.2 million, $10.0 million, and 6.75%, respectively. At June 30, 2002, the Company was not in compliance with certain agreement covenants; however, the Company was not negatively affected because the Company was successful in negotiating a new $35 million credit facility with Fleet Capital Corporation and replaced the credit agreement with Wachovia.

         On October 7, 2002, the Company entered into a three year, $35 million credit facility with Fleet Capital Corporation (the “Fleet Agreement”). The Fleet Agreement provides for revolving borrowings up to $35 million based upon the Company’s eligible domestic accounts receivable and inventory as defined therein. Borrowings under the Fleet Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from the prime rate to the prime rate plus a margin of .5% or LIBOR plus a margin ranging from 2% to 2.75%. The Company is also subject to a commitment fee ranging from .25% to .5% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Fleet Agreement are secured by substantially all domestic assets of the Company and 65% of each of the Company’s shares in its foreign subsidiaries, respectively.

         The Fleet Agreement also contains certain covenants which, among other things requires that if the Company’s availability is less than $5 million at anytime during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached the Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $5 million. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company would have had at least $5 million in availability under the Fleet Agreement. The Company’s availability under the Fleet Agreement was $11.3 million on October 7, 2002.

         The Company’s subsidiary, SED International do Brasil Distribuidora Ltda. operates under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by the subsidiary’s accounts receivable and require the maintenance of certain financial ratios. At June 30, 2002, the Company had $2.4 million of borrowings outstanding under these facilities. For the year ended June 30, 2002, average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2002 were $2.8 million, $3.7 million, and 1.94%, respectively.

         At June 30, 2002, the Company’s subsidiary, SED International de Colombia Ltda. had no bank borrowings. In addition, the Colombian subsidiary had no significant borrowings during fiscal 2002.

         The carrying value of all bank debt at June 30, 2002 and 2001 approximates its fair value based on interest rates that are believed to be available to the Company for debt with similar provisions.

         Management believes that its credit agreements together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 2003. However, no assurance can be given that the Company will be able to remain in compliance with the financial covenants associated with the Fleet Agreement, or that the Company will be able to continue to obtain credit from its vendors in the future. Failure to maintain compliance under the Fleet Agreement or obtain vendor lines of credit could significantly and adversely affect the Company’s business operations.

Critical Accounting Policies

Allowance for Doubtful Accounts — Methodology

         An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectibility of specific accounts. Management evaluates the collectibility of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Management does not believe the estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers, subject to certain limitations.

Inventories — Slow Moving and Obsolescence

         Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, including price protections, the risk of loss associated with obsolete or slowing moving inventories would increase. The Company’s reserve for obsolete and slowing moving inventories was approximately $991,000 at June 30, 2002, or 2.65% of gross inventories.

Financial Instruments

         The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income.

         In January 2001, the Company entered into non-deliverable forward contracts covering Brazilian R$2,047,000, or US $1,000,000. These contracts were accounted for as speculative forward contracts. These contracts were settled in March 2001 at a gain of $33,000. The Company has no future plans to enter into foreign exchange forward or option contracts to hedge foreign currency transactions. These were isolated transactions. Generally, it is the Company’s policy not to enter into derivative contracts for speculative trading purposes.

Inflation and Price Levels

         Inflation has not had a significant impact on the Company’s business because of the typically decreasing costs of products sold by the Company. The Company also receives vendor price protection for a significant portion of its inventory. In the event a vendor reduces its prices for goods purchased by the Company prior to the Company’s sale of such goods, the Company generally has been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for a credit against the purchase price.

         The Latin American countries in which the Company operates have experienced high rates of inflation and hyperinflation from time to time in the past. At this time, management estimates that inflation may have a material impact on the Company’s Latin American business operations in the immediate future (See Item 7A).

Forward-Looking Statements

         The matters discussed herein and in the Letter to Shareholders accompanying this Annual Report on Form 10-K contain certain forward-looking statements that represent the Company’s expectations or beliefs, including, but not limited to, statements concerning future revenues and future business plans. When used by or on behalf of the Company, the words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “intend,” “plan” and similar expressions are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, certain of which are beyond the Company’s control. The Company cautions that various factors, including the factors described under the captions “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in the Company’s Registration Statement on Form S-3 (SEC File No. 333-35069) as well as general economic conditions and industry trends, foreign currency fluctuations, the level of acquisition opportunities available to the Company and the Company’s ability to negotiate the terms of such acquisitions on a favorable basis, a dependence upon and/or loss of key vendors or customers, the transition to indirect distribution relationships for some products, the loss of strategic product shipping relationships, customer demand, product availability, competition (including pricing and availability), concentrations of credit risks, distribution efficiencies, capacity constraints and technological difficulties could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements of the Company made by or on behalf of the Company. The Company undertakes no obligation to update any forward-looking statement.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 31.8% of the Company’s total net sales were generated from sales made to resellers located in Latin American countries during fiscal 2002. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. In January 2001, the Company entered into non-deliverable forward contracts covering Brazilian R$2,047,000, or US $1,000,000. These contracts were accounted for as speculative forward contracts. These contracts were settled in March 2001 at a gain of $33,000. The Company has no future plans to enter into foreign exchange forward or option contracts to hedge foreign currency transactions. These were isolated transactions. Generally, it is the Company’s policy not to enter into derivative contracts for speculative trading purposes.

Latin America Economic Situation and Devaluation

         Argentine authorities have implemented a number of monetary and exchange control measures that primarily included restrictions on the free disposition of funds deposited with banks and the practical impossibility of making transfers abroad. On January 6, 2002, the Argentine Congress approved Law No. 25,561 on Public Emergency and Exchange System Reform that introduced dramatic changes to the economic model implemented until that date and that amended the Convertibility Law approved in March 1991.

         The Central Bank of Argentina established an “official” and a “freely floating” exchange market for transactions originating in Argentina. The “official” exchange rate was fixed at ARS (Argentine peso) 1.4 to USD (US Dollar) 1, and the “freely floating” exchange rate as of the close of the first day after the exchange market reopened (January 11, 2002), which had been suspended since December 23, 2001, ranged from ARS 1.6 to ARS 1.7 to USD 1 (selling rate).

         The exchange rate for the ARS as compared to the USD decreased from 1.7 pesos to 1 dollar at January 11, 2002 to 3.9 pesos to 1 dollar at June 30, 2002.

         As a result of the change in currency, the Company recorded foreign currency translation losses as a component of comprehensive loss of approximately $3.3 million during the year ended June 30, 2002 in connection with its Argentina-based subsidiary, Intermaco S.R.L. (“Intermaco”). The exchange rate at October 4, 2002 was approximately ARS 3.8 to USD 1.

         In connection with procuring inventories for resale in Argentina, Intermaco has USD denominated liabilities from time to time. The Company recorded transaction losses totaling $11,000 for the year ended June 30, 2002 in connection with these USD liabilities.

         In 2002, Argentina has experienced inflation of nearly 60% and interest rates are presently 36% annually. While the Argentine government together with the International Monetary Fund is seeking remedies, no assurance can be given that the economic situation in Argentina will stabilize. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the USD. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on the Company’s business, results of operations, financial condition, and ability to make payments on the Company’s indebtedness and on the Company’s common stock market price. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance.

         In addition, the Brazilian real, or $R, has declined from $R 2.31 to USD 1 at June 30, 2001 to $R 2.85 to USD 1 at June 30, 2002. Based on this decline, the Company’s Brazilian subsidiary, SED Brasil Distribuidora Ltda. (“SED Brazil”), realized foreign currency translation losses as a component of comprehensive loss in the year ended June 30, 2002 totaling approximately USD $552,000. In connection with procuring inventories for resale in Brazil, SED Brazil has USD denominated liabilities from time to time. SED Brazil recorded transaction losses totaling $166,000 for the year ended June 30, 2002 in connection with these USD liabilities. On October 4, 2002, the real had further declined to $R 3.7 to USD 1. Had the October 4, 2002 exchange rate been in effect at June 30, 2002, SED Brazil would have recognized additional translation losses totaling approximately $115,000 and additional transaction losses on USD denominated liabilities of approximately $729,000. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from declines in the Brazilian real after June 30, 2002, or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

         The Company’s cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates adjust to market conditions. Changes in the market rate affects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company’s results of operations.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors
SED International Holdings, Inc.

         We have audited the accompanying consolidated balance sheet of SED International Holdings, Inc. and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SED International Holdings, Inc. and subsidiaries as of June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         As discussed in Note 3, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia October 11, 2002

INDEPENDENT AUDITORS’ REPORT

Board of Directors of SED International Holdings, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of SED International Holdings, Inc. and subsidiaries for the year ended June 30, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of SED International Holdings, Inc. and subsidiaries for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
September 26, 2000

SED INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,

	2002	2001

ASSETS

Current assets:

Cash and cash equivalents	$4,371,000	$4,243,000

Restricted cash	800,000	700,000

Trade accounts receivable, less allowance for doubtful accounts of $1,455,000 (2002) and $5,631,000 (2001)	33,393,000	40,236,000

Inventories	36,732,000	47,507,000

Deferred income taxes	113,000	355,000

Other current assets	1,364,000	2,349,000

Total current assets	76,773,000	95,390,000

Property and equipment-net	3,789,000	5,708,000

Intangibles-net of accumulated amortization of $338,000 in 2001	—	6,368,000

Total assets	$80,562,000	$107,466,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:

Trade accounts payable	$41,024,000	$55,449,000

Accrued and other current liabilities	4,390,000	5,858,000

Short term subsidiary bank debt	2,396,000	3,544,000

Total current liabilities	47,810,000	64,851,000

Revolving credit facility	4,900,000	—
Commitments

Total liabilities	52,710,000	64,851,000

Shareholders’ equity:

Preferred stock, $1.00 par value; 129,500 shares authorized, none issued

Common stock, $.01 par value; 100,000,000 shares authorized, 5,563,206 (2002) and 5,563,206 (2001) shares issued, 3,929,510 (2002) and 4,030,477 (2001) shares outstanding	56,000	56,000

Additional paid-in capital	68,407,000	68,417,000

Accumulated deficit	(20,029,000)	(9,224,000)

Accumulated other comprehensive loss	(7,499,000)	(3,564,000)

Treasury stock, 1,633,696 (2002) and 1,532,728 (2001) shares, at cost	(12,861,000)	(12,612,000)

Unearned compensation – stock awards	(222,000)	(458,000)

Total shareholders’ equity	27,852,000	42,615,000

Total liabilities and shareholders’ equity	$80,562,000	$107,466,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended
	June 30,

	2002	2001	2000

Net sales	$456,388,000	$525,338,000	$612,140,000

Cost of sales	433,353,000	494,383,000	573,818,000

Gross profit	23,035,000	30,955,000	38,322,000

Selling, general and administrative expenses	27,800,000	35,249,000	35,597,000

Impairment charges		6,547,000

Operating (loss) income	(4,765,000)	(10,841,000)	2,725,000

Interest expense-net	1,133,000	660,000	458,000

(Loss) earnings before income taxes and before cumulative effect of a change in accounting principle	(5,898,000)	(11,501,000)	2,267,000

Income tax (benefit) expense	(1,390,000)	344,000	578,000

(Loss) earnings before cumulative effect of a change in accounting principle	(4,508,000)	(11,845,000)	1,689,000

Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000	6,297,000

Net (loss) earnings	$(10,805,000)	$(11,845,000)	$1,689,000

Basic and diluted (loss) earnings per share:

Before cumulative effect of a change in accounting principle	$(1.17)	$(3.27)	$0.50

Cumulative effect of a change in accounting principle, net of tax	$(1.63)

Net (loss) earnings	$(2.80)	$(3.27)	$0.50

Weighted average number of shares outstanding:

Basic	3,862,000	3,618,000	3,364,000

Diluted	3,862,000	3,618,000	3,386,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock			Retained	Accumulated	Treasury Stock
			Additional	Earnings	Other			Unearned	Total
		Par	Paid-In	(Accumulated	Comprehensive			Compensation	Stockholders'
	Shares	Value	Capital	Deficit)	Loss	Shares	Cost	Stock Awards	Equity

BALANCE JUNE 30, 1999	5,579,156	$56,000	$71,768,000	$932,000	$(984,000)	2,145,929	$(17,764,000)	$(1,198,000)	$52,810,000

Stock awards issued			(180,000)			(75,000)	621,000	(441,000)

Amortization of stock awards								676,000	676,000

Stock awards cancelled	(15,700)		(133,000)					133,000

Treasury shares purchased						5,083	(27,000)		(27,000)

Issuance of common stock for business acquired			(855,000)			(200,000)	1,655,000		800,000

Net earnings				1,689,000					1,689,000

Translation adjustments					(599,000)				(599,000)

Comprehensive earnings									1,090,000

BALANCE JUNE 30, 2000	5,563,456	56,000	70,600,000	2,621,000	(1,583,000)	1,876,012	(15,515,000)	(830,000)	55,349,000

Stock awards issued			(1,241,000)			(203,978)	1,687,000	(446,000)

Amortization of stock awards								814,000	814,000

Stock awards cancelled	(250)		(2,000)			770	(2,000)	4,000

Treasury shares purchased						9,924	(22,000)		(22,000)

Issuance of common stock for business acquired			(940,000)			(150,000)	1,240,000		300,000

Net loss				(11,845,000)					(11,845,000)

Translation adjustments					(1,981,000)				(1,981,000)

Comprehensive loss									(13,826,000)

BALANCE JUNE 30, 2001	5,563,206	56,000	68,417,000	(9,224,000)	(3,564,000)	1,532,728	(12,612,000)	(458,000)	42,615,000

Stock awards issued			(99,000)			(16,000)	126,000	(27,000)

Amortization of stock awards								158,000	158,000

Stock awards cancelled			89,000			23,938	(194,000)	105,000

Treasury shares purchased						93,030	(181,000)		(181,000)

Net loss				(10,805,000)					(10,805,000)

Translation adjustments					(3,935,000)				(3,935,000)

Comprehensive loss									(14,740,000)

BALANCE JUNE 30, 2002	5,563,206	$56,000	$68,407,000	$(20,029,000)	$(7,499,000)	1,633,696	$(12,861,000)	$(222,000)	$27,852,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended June 30,

	2002	2001	2000

Operating activities:

Net (loss) earnings	$(10,805,000)	$(11,845,000)	$1,689,000

Adjustments to reconcile net (loss) earnings to net cash provided by operating activities:

Impairment charges for long-lived assets, including cumulative effect of a change in accounting principle in 2002	6,365,000	6,547,000

Depreciation and amortization	2,496,000	2,824,000	2,554,000

Compensation stock awards	158,000	814,000	676,000

Provision for losses on accounts receivable	1,638,000	4,476,000	3,808,000

Changes in assets and liabilities

Restricted cash	(100,000)		(700,000)

Trade accounts receivable	2,661,000	4,471,000	5,094,000

Inventories	707,000	(4,774,000)	14,359,000

Refundable income taxes			3,801,000

Deferred income taxes	242,000	5,000	(70,000)

Other assets	1,661,000	537,000	(447,000)

Trade accounts payable	(1,562,000)	373,000	(13,834,000)

Accrued and other current liabilities	(2,106,000)	(1,136,000)	(411,000)

Net cash provided by operating activities	1,355,000	2,292,000	16,519,000

Investing activities:

Purchase of equipment	(349,000)	(842,000)	(3,014,000)

Purchase of businesses, net of cash acquired		(1,462,000)	(1,466,000)

Net cash used in investing activities	(349,000)	(2,304,000)	(4,480,000)

Financing activities:

Net proceeds of revolving credit facility	4,900,000		(8,500,000)

Net repayments of short term bank debt of foreign subsidiaries	(174,000)	(356,000)	435,000

Purchase of treasury stock	(181,000)	(22,000)	(27,000)

Net cash provided by (used in) financing activities	4,545,000	(378,000)	(8,092,000)

Effect of exchange rate changes on cash	(5,423,000)	(1,981,000)	(599,000)

Increase (decrease) in cash and cash equivalents	128,000	(2,371,000)	3,348,000

Cash and cash equivalents

Beginning of year	4,243,000	6,614,000	3,266,000

End of year	$4,371,000	$4,243,000	$6,614,000

Supplemental Disclosures of Cash Flow Information - Cash paid (received) during the year for

Interest paid	$1,133,000	$514,000	$725,000

Income tax (refunds) payments	$(777,000)	$414,000	$(3,017,000)

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2002, 2001, and 2000

1.     Summary Of Significant Accounting Policies

Principles of Consolidation-The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil Distribuidora, Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-store.com, Inc. (collectively the “Company”). All intercompany accounts and transactions have been eliminated.

Description of Business-The Company is a wholesale distributor of microcomputers, computer peripheral products and wireless telephone products, serving value-added resellers and dealers in the United States and Latin America. The Company does not require collateral from its customers.

Risks and Uncertainties-The Company has at various times incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in connection with these efforts. Failure to effectively implement the plan could adversely affect the Company’s profitability and financial condition.

Numerous factors and conditions impact the Company’s ability to adequately effect this plan, including, but not limited to, the following:

•	Continuation of distribution agreements - The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and most Latin American countries (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities - The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 6.

•	Cash flows - The Company’s continued operation in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by the subsidiary). The October 2002 credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters restrict the Company’s ability to repatriate cash flows to the United States.

Revenue Recognition-Sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provision for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping costs are included in cost of sales.

In 2000, the Emerging Issues Task Force of the FASB reached a consensus on Issue 00-10, Accounting for Shipping and Handling Fees and Costs (“the Issue”). The Company adopted the Issue in the fourth quarter of 2001 and prior year financial statements have been reclassified to conform to the requirements of the Issue. There was no effect on net income or loss as a result of the adoption of the Issue. The net effect of the adoption of the Issue was a increase in net sales of $1,331,000, $1,902,000, and $2,691,000 in the fiscal years 2002, 2001 and 2000; an increase in cost of sales of $2,325,000, $3,395,000 and $4,395,000 in fiscal years 2002, 2001 and 2000; a decrease in selling, general, and administrative expenses of $994,000, $1,493,000, and $1,704,000 in fiscal years 2002, 2001, 2000 respectively.

Concentrations of Credit Risk-Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company generally does not require collateral from its customers.

Use of Estimates-The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those difference could be significant.

Cash Equivalents-Cash equivalents are short-term investments purchased with a maturity of three months or less.

Allowance for Doubtful Accounts- An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Management does not believe the estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers, subject to certain deductible limitations.

Inventories-Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $3,383,000 at June 30, 2002 and $7,332,000 at June 30, 2001. Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase.

Property and Equipment-Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related asset, which generally range from three to seven years. Leasehold improvements are amortized ratably over the lesser of the useful lives of the improvements or the related lease terms.

Intangible Assets-Intangible assets at June 30, 2001 consisted primarily of goodwill. Goodwill represents the excess of the cost of an acquired business over the fair value of net identifiable assets acquired and was amortized using the straight-line method principally over 30 years. See Note 3.

Long-Lived Assets and Impairment-The Company periodically reviews long-lived assets, including goodwill, for impairment based on judgments as to the fair value of such assets primarily based upon future undiscounted cash flows from related operations. Based on the information available, an impaired asset is written down to its estimated fair market value generally measured by discounting estimated future cash flows. See Note 3 and Note 5.

Foreign Currency Translation-The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of earnings. See Note 15.

Earnings Per Common Share (EPS)-Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent additional common shares assumed to be issued. For the years ended June 30, 2002, 2001, and 2000 (fiscal 2002, 2001, and 2000, respectively) options for approximately 969,000, 321,000, and 1,321,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.

Recently Issued Accounting Pronouncements Not Yet Adopted - In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-

lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company will adopt SFAS 144 as of July 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on the Company’s financial position and results of operations.

Fair Value of Financial Instruments-Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate their fair value.

Reclassifications-Certain prior year balances have been reclassified to conform with the current year presentation.

2.     Acquisitions

On November 1, 1998, the Company acquired Intermaco S.R.L. (“Intermaco”), a Buenos Aires, Argentina, distributor of Hewlett-Packard products and other computer peripherals. Consideration for the acquisition consisted of an initial cash payment at closing of $4,417,000, and two subsequent payments based on a multiple of Intermaco’s net earnings for each of the succeeding twelve-month periods. For the first twelve-month period ended October 31, 1999, the Company paid an additional $2,030,000, consisting of $1,230,000 in cash and 200,000 shares of the Company’s common stock valued at $800,000 in February 2000. For the second twelve-month period ended October 31, 2000, the Company paid in April 2001 an additional $1,400,000 in cash and issued 150,000 shares of the Company’s common stock valued at $300,000. This acquisition was recorded under the purchase method of accounting. The operating results of the acquired business is included in the Company’s consolidated statements of operations from the acquisition date.

3.     Newly Adopted Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 141 (“SFAS 141”) Business Combinations, and Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of July 1, 2001. However, the Company did not complete the required transitional impairment tests until the second quarter ended December 31, 2001. During the three month period ended December 31, 2001, the Company tested goodwill arising from the Intermaco acquisition described in Note 2 as of July 1, 2001 primarily utilizing a valuation technique relying on the expected present value of future cash flows. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $6,372,000, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, as of July 1, 2001 in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 142 on July 1, 2001, the Company amortized this goodwill over an estimated useful life of 30 years.

If the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s net (loss) earnings as reported would have been as follows after giving effect to the non-amortization provisions of SFAS 142, net of income taxes:

	Year Ended June 30,

	2002	2001	2000

Reported (loss) earnings before the cumulative effect of a change in accounting principle	$(4,508,000)	$(11,845,000)	$1,689,000

Add: amortization expense		433,000	373,000

Adjusted (loss) earnings before the cumulative effect of a change in accounting principle, net of taxes	(4,508,000)	(11,412,000)	2,062,000

Adjusted net (loss) earnings	$(10,805,000)	$(11,412,000)	$2,062,000

Basic and dilutive (loss) earnings per share:

Reported net (loss) earnings before the cumulative effect of a change in accounting principle	$(1.17)	$(3.27)	$.50

Add: amortization expense		$.12	.11

Adjusted (loss) earnings before the cumulative effect of a change in accounting principle, net of taxes	$(1.17)	$(3.15)	$.61

Adjusted net (loss) earnings	$(2.80)	$(3.15)	$.61

4.     Property and equipment

Property and equipment are comprised of the following:

	June 30,

	2002	2001

Property and equipment:

Furniture and equipment	$12,515,000	$13,475,000

Leasehold improvements	1,789,000	1,312,000

Other	598,000	231,000

	14,902,000	15,018,000

Less accumulated depreciation	11,113,000	9,310,000

	$3,789,000	$5,708,000

Depreciation expense for property and equipment totalled $2,356,000, $2,391,000, and $2,181,000 for the years ended June 30, 2002, 2001 and 2000, respectively.

5.     Exit Costs and Impairment Charges

In January 2002, the Company decided to discontinue the computer asset recovery operation of E-Store.com started in fiscal year 2001. In connection with this decision, the Company recorded expenses totalling $362,000 related to lease termination of $249,000, severance costs of $60,000, and loss on fixed asset disposal of $53,000. Loss on fixed asset disposal, severance expenses, and the lease and utility termination expenses have been classified as facility closure. All inventory-related exit costs have been classified as cost of goods sold in the accompanying consolidated statement of operations. The net loss for the years ended June 30, 2002 and 2001 for the E-Store.com division was approximately $1,282,000 and $362,000, respectively.

In the fourth quarter of the year ended June 30, 2001, the Company recorded non-cash facility closure and impairment charges totaling $6,547,000. The non-cash accounting charge was determined based on a detailed analysis of the Company’s long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $5,947,000 in goodwill and approximately $600,000 in property and equipment. Substantially all of the goodwill impairment relates to the Company’s acquired export distribution rights in connection with the fiscal 1996 acquisition of substantially all of the net assets of U.S. Computer of North America, Inc. This impairment results from a gradual, but significant, decline in sales volumes and adverse changes in the competitive environment for the distribution of the corresponding product lines. The goodwill is not considered recoverable through other means. The impairment loss of approximately $600,000 relates to the Company’s property and equipment in Brazil ($400,000) as well as certain domestic assets ($200,000). Management estimated the undiscounted cash flows to be generated by the assets for the respective operations and compared them to their carrying values. Since the estimated undiscounted future cash flows were less than the carrying values, the carrying values were adjusted to estimated fair values.

6.     Credit Facilities

On October 7, 2002, the Company entered into a three year, $35 million credit facility with Fleet Capital Corporation (the “Fleet Agreement”). The Fleet Agreement provides for revolving borrowings up to $35 million based upon the Company’s eligible domestic accounts receivable and inventory as defined therein. Borrowings under the Fleet Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from the prime rate to the prime rate plus a margin of .5%, or the Federal funds rate plus a margin of .5%, or LIBOR plus a margin ranging from 2% to 2.75%. The Company is also subject to a commitment fee ranging from .25% to .5% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Fleet Agreement are secured by substantially all domestic assets of the Company and 65% of each of the Company’s shares in its foreign subsidiaries, respectively. The Fleet Agreement matures on October 7, 2005.

The Fleet Agreement also contains certain covenants which, among other things, requires that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshhold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $5 million. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company would have had at least $5 million in availability under the Fleet Agreement. The Company’s availability under the Fleet Agreement was $11.3 million on October 7, 2002.

Until October 2002, the Company had a credit agreement with Wachovia Bank N.A. (“Wachovia”), which provided for borrowings under a line of credit of up to $25 million and $35 million at June 30, 2002 and 2001, respectively. At June 30, 2002, the Company had $4.9 million outstanding under this facility. Maximum borrowings under the credit agreement were generally based on eligible accounts receivable and inventory. Available borrowings under this agreement, based on collateral limitations at June 30, 2002 and 2001 were $9.9 million and $23.5 million, respectively ($9.5 million of which would only be available to finance obligations due to IBM Global Financing for both years, if necessary).

The Wachovia credit agreement required maintenance of certain minimum working capital and other financial ratios and has certain dividend restrictions. The credit agreement required a commitment fee of .50% of the unused commitment. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2002 were $4,961,000, $19,100,000, and 5.67% respectively. Average borrowings, maximum borrowings and the weighted average interest rate for fiscal 2001 were $1,200,000, $10,000,000 and 6.75%, respectively. At June 30, 2002 the Company was not in compliance with certain financial covenants under the Wachovia agreement. However, the Company subsequently obtained a new revolving credit agreement as previously discussed. Since the June 30, 2002 borrowings outstanding under the Wachovia agreement were subsequently refinanced on a long-term basis under the Fleet Agreement, all such borrowings have been classified as non-current in the June 30, 2002 balance sheet.

Subsidiary Bank Debt -The Company’s subsidiary, SED International do Brasil Distribuidora Ltda. operates under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by an $800,000 certificate of deposit and the subsidiary’s accounts receivable and requires the maintenance of certain financial ratios. At June 30, 2002, there were $2,396,000 of outstanding borrowings under these lines of credit. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2002 were $2,749,000, $3,685,000, and 1.94%, respectively. At June 30, 2001, the Company had $3.3 million of borrowings outstanding under these facilities. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2001 were $2.5 million, $4.0 million and 1.62%, respectively. The line of credit agreements mature generally within 90 days of issue.

In March 2001, the Company’s subsidiary, SED International de Colombia Ltda., entered into a six month loan with a Colombian bank. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreement was secured by a savings deposit of $.7 million held in a bank in the United States. At June 30, 2002, the Company had no borrowings under a similar facility. At June 30, 2001, the Company had $.3 million of borrowings outstanding under the March 2001 facility. Average borrowings, maximum borrowings and the weighted average monthly interest rate under this loan agreement for fiscal 2001 were $.4 million, $.6 million and 2.32%, respectively.

Following is a summary of the Company’s short-term foreign subsidiary bank debt:

	June 30,	June 30,
	2002	2001

SED International do Brasil Distribuidora Ltda.	$2,396,000	$3,261,000

SED International de Colombia Ltda.		283,000

	$2,396,000	$3,544,000

The carrying value of all bank debt at June 30, 2002 and 2001 approximates its fair value based on interest rates that are believed to be available to the Company for debt with similar provisions.

7.     Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,

	2002	2001

U.S. federal and state operating loss carryforwards	$10,998,000	$8,907,000

Foreign operating loss carryforwards	3,474,000	1,905,000

Reserves not currently deductible	1,520,000	3,618,000

Valuation allowance	(15,879,000)	(14,075,000)

	$113,000	$355,000

At June 30, 2002, the Company has gross net operating loss carryforwards for federal and state income tax purposes in the United States of approximately $25 million and $42 million, respectively, expiring at various dates through 2022 and gross net operating loss carryforwards for income tax purposes in Brazil of approximately $10 million which generally do not expire. At June 30, 2002 and 2001, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco S.R.L., as there is no assurance that these assets will be realized.

Components of income tax expense (benefit) are as follows:

	Year Ended June 30,

	2002	2001	2000

Current:

Federal	$(1,882,000)

State

Foreign	175,000	$339,000	648,000

	(1,707,000)	339,000	648,000

Deferred:

Federal

State

Foreign	242,000	5,000	(70,000)

	242,000	5,000	(70,000)

	$(1,465,000)	$344,000	$578,000

The Company’s effective tax rates differ from statutory rates as follows:

	Year Ended June 30,

	2002	2001	2000

Statutory federal rate (benefit)	(34.0)%	(34.0)%	34.0%

State income taxes net of federal income tax benefits	(7.5)	(3.2)	3.6

Non-deductible goodwill amortization	—	15.1	3.6

Net operating loss carryback	(13.2)	—	—

Valuation allowance	30.6	24.7	(51.6)

Other	(.7)	.5	35.9

	(24.8)%	3.1%	25.5%

The valuation allowance increased (decreased) during fiscal 2002, 2001, and 2000 by $1,804,000, $1,844,000, and $(1,172,000), respectively.

8.     Lease Obligations

SED International leases its main office facility under an operating lease with an entity owned by certain minority shareholders and officers of the Company. Rent expense for this facility for the years ended June 30, 2002, 2001, and 2000 was $267,000, $259,000, and $234,000 respectively. This lease, as of October 2002, provides for an annual rent of $277,000 with annual increases of 3% through September 2006. The Company leases additional distribution center and sales office space under other operating leases. Rent expense, net of sublease rental income, under all operating leases for the years ended June 30, 2002, 2001, and 2000 was $1,359,000, $1,622,000, and $1,736,000, respectively.

The Company is obligated under lease agreements for its closed Harrisburg distribution center and portions of other distribution centers which are not being utilized by the Company. Most of such distribution space has been sublet to third parties. Sublease rental income was $494,000, $738,000, and $240,000 for the years ended June 30, 2002, 2001, and 2000, respectively.

As of June 30, 2002, future minimum rental commitments under noncancelable operating leases and rental income under sublease agreements are:

	Future	Sublease
Year Ending June 30,	Rent	Rental Income

2003	$1,559,000	$377,000

2004	1,241,000

2005	565,000

2006	300,000

2007	75,000

	$3,740,000	$377,000

9. Shareholders’ Equity

Common Stock—During fiscal years 2002, 2001, and 2000, the Company repurchased 93,030, 9,924, and 5,083 shares, respectively, of its common stock in open market and private transactions for $181,000, $22,000, and $27,000, respectively.

Stock Options—The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting for under FASB Statement No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, no compensation expense is recognized if the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant.

The Company maintains stock option plans under which 1,317,617 shares of common stock have been reserved at June 30, 2002 for outstanding and future incentive and nonqualified stock option grants as well as stock awards to directors, officers, and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a “change of control” (as defined), all outstanding options become immediately exercisable.

Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

		Weighted
		Average
	Shares	Exercise Price

Shares under options at June 30, 1999	839,168	$9.76

Granted	644,025	5.99

Cancelled	(156,800)	7.38

Shares under options at June 30, 2000	1,326,393	10.18

Granted	83,550	5.45

Cancelled	(1,088,549)	8.58

Shares under options at June 30, 2001	321,394	14.14

Granted	746,500	1.91

Cancelled	(99,300)	4.00

Shares under options at June 30, 2002	968,594	3.17

Options exercisable at June 30:

2000	595,097	$9.78

2001	103,868	6.86

2002	802,738	2.96

The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2002:

	Outstanding Options			Exercisable Options

Weighted
		Average	Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$1.19 - $3.00	730,750	9.74	$1.92	655,052	$1.96

$5.88 - $10.13	237,844	5.06	$6.41	147,686	$6.41

Fair Value—The weighted average fair value of options granted in fiscal 2002, 2001, and 2000 was $1.92, $4.70, and $3.80, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,

	2002	2001	2000

Dividend yield	0.0%	0.0%	0.0%

Expected volatility	61.5%	84.5%	57.0%

Risk free interest rate	4.9%	5.3%	5.9%

Expected life, in years	10.0	10.0	6.9

If compensation cost for grants under the Company’s stock option plans in fiscal 2002, 2001, and 2000 had been determined based on the fair value at the date of grant consistent with the method of SFAS 123, the Company’s pro forma net (loss) earnings and net (loss) earnings per share would have been as follows:

	Year Ended June 30,
	2002	2001	2000

Pro forma net earnings (loss)	$(11,580,000)	$(12,607,000)	$143,000

Pro forma net earnings (loss) per common share basic and diluted	$(3.00)	$(3.48)	$0.04

Results may vary depending on the assumptions within the model.

Restricted Stock- The Company’s stock option plan established in 1999 also permits the grant of restricted stock awards. Awards which have been granted under this 1999 plan vest ratably over two years. Restricted stock activity is as follows:

	Year Ended June 30,

	2002	2001	2000

Shares of restricted stock beginning of year	158,358	204,500	168,950

Issued	16,000	203,978	75,000

Vested	(53,432)	(249,100)	(23,750)

Canceled	(23,938)	(1,020)	(15,700)

Shares of restricted stock end of year	96,988	158,358	204,500

The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and is amortized over the vesting period. The unamortized portion of such awards is deducted from stockholders’ equity.

Stockholder Rights Agreement—In October 1996, the Company adopted a stockholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company’s consent, acquires beneficial ownership of 12% or more of the Company’s common stock or announces or commences a tender or exchange offer that could result in 12% ownership (the “Change Date”). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power and, until exercisable, no dilutive effect on net earnings per common share. The rights expire in October 2006 and are redeemable at the discretion of the Company’s Board of Directors at $.01 per right.

Exchange Plan—In February 2001, the Company made an offer to employees of the Company to exchange stock options they previously received in exchange for awards of restricted stock under the Company’s 1997 and 1999 Stock Option Plan. Under the exchange, an employee received one share of restricted common stock for each option to purchase five shares of common stock surrendered. A similar option exchange offer was made to non-employee Directors. Based on the 5 for 1 exchange ratio, 1,019,889 options were exchanged for awards of 203,978 shares of restricted common stock. The exchanged options had an exercise price from $5.25 to $10.13 and the average exercise price for the exchanged options was $8.78. The total valuation placed on the awards issued was approximately $446,000, based on the closing price of the common stock of $2.19 on February 28, 2001. The exchange increased the number of shares of the Company’s common stock outstanding by 5.5%, but reduced potential dilutive impact on the Company’s common stock associated with the 1,019,889 options exchanged and cancelled. Options returned became available for re-issuance.

The exchange valuation of $446,000 resulted in non-cash deferred compensation in the amount of $413,000 for the employees’ portion of the exchange, and expense of $33,000 for the immediate vesting of the outside Directors’ restricted stock.

Subsequent to the exchange settlement, stock awards issued to certain officers of the Company and its subsidiary, SED International, Inc., were accelerated and immediately vested. The accelerated vesting resulted in the recognition of non-cash awards compensation expense of $462,000 in 2001.

10. Employee Benefit Plan

SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. Prior to July 1, 2002, SED International, Inc. matched a portion of employee contributions to the plan. Effective July 1, 2002, SED International revised the plan to provide 401K matching for its employees at the discretion of the Board of Directors and is no longer required to match 401K funds. Vesting in SED International, Inc.’s matching contributions, if any, is based on years of continuous service. SED International, Inc.’s matching contribution expense for the years ended June 30, 2002, 2001, and 2000 was $93,000, $125,000 and $137,000, respectively.

11. Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated

Fiscal 2002

Net sales:

Unaffiliated customers	$385,912,000	$70,476,000		$456,388,000

Foreign subsidiaries	913,000		$(913,000)

Total	$386,825,000	$70,476,000	$(913,000)	$456,388,000

Gross profit	$14,348,000	$8,510,000	$177,000	$23,035,000

Loss from operations	(4,302,000)	(463,000)		(4,765,000)

Total assets at year-end	153,410,000	12,199,000	(77,957,000)	80,562,000

Fiscal 2001

Net sales:

Unaffiliated customers	$399,733,000	$125,605,000		$525,338,000

Foreign subsidiaries	1,585,000		$(1,585,000)

Total	$401,318,000	$125,605,000	$(1,585,000)	$525,338,000

Gross profit	$18,911,000	$12,044,000		$30,955,000

Loss from operations	(9,188,000)	(1,653,000)		(10,841,000)

Total assets at year-end	98,017,000	30,021,000	$(20,572,000)	107,466,000

	United States	Latin America	Eliminations	Consolidated

Fiscal 2000

Net sales:

Unaffiliated customers	$490,061,000	$122,079,000		$612,140,000

Foreign subsidiaries	3,528,000		$(3,528,000)

Total	$493,589,000	$122,079,000	$(3,528,000)	$612,140,000

Gross profit	$25,262,000	$13,060,000		$38,322,000

Income from operations	1,692,000	1,033,000		2,725,000

Total assets at year-end	107,716,000	35,327,000	$(21,724,000)	121,319,000

Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. Net sales in Brazil (included in Latin America net sales in the table above) aggregated $32,507,000, $79,758,000, and $81,351,000 during fiscal 2002, 2001 and 2000, respectively. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

			Shipping and
	Microcomputer	Wireless Telephone	Handling
Year Ended June 30,	Products	Products	Revenue	Total

2002	$431,043,000	$24,014,000	$1,331,000	$456,388,000

2001	489,609,000	33,827,000	1,902,000	525,338,000

2000	520,984,000	88,465,000	2,691,000	612,140,000

Approximately 31.8%, 43.7%, and 44.2% of the Company’s net sales in the fiscal years ended June 30, 2002, 2001, and 2000, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia and Argentina.

12.     Significant Vendors and Customers

During the years ended June 30, 2002 and 2001, the Company purchased approximately 49.6% and 38.6% of its product from two vendors. During the year ended June 30, 2000, the Company purchased approximately 18.7% of its product from one vendor. During the year ended June 30, 2002, the Company sold approximately 11% of its product to one customer.

13.     Supplemental Disclosures

An analysis of allowances for doubtful accounts is as follows:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End
Year Ended June 30,	of Year	Expenses	Deductions(1)	of Year

2002	$5,631,000	$1,638,000	$(5,814,000)	$1,455,000

2001	3,761,000	4,476,000	(2,606,000)	5,631,000

2000	3,253,000	3,808,000	(3,300,000)	3,761,000

(1)	Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

14. Reverse Stock Split

The shareholders of the Company approved a one-for-two reverse stock split in a special meeting of shareholders held on April 26, 2002. As a result of the reverse split, substantially all holders of the Company’s common stock returned their current share certificates and received new certificates which had the effect of reducing the number of shares held on a 1 for 2 basis. The new certificates have the same terms as the old certificates, and the holders of the new certificates have the same rights under the new certificates. All applicable amounts reflected herein give retroactive effect to the reverse stock split.

15. Latin America Economic Situation and Devaluation

Argentine authorities have implemented a number of monetary and exchange control measures that primarily included restrictions on the free disposition of funds deposited with banks and the practical impossibility of making transfers abroad. On January 6, 2002, the Argentine Congress approved Law No. 25,561 on Public Emergency and Exchange System Reform that introduced dramatic changes to the economic model implemented until that date and that amended the Convertibility Law approved in March 1991.

The Central Bank of Argentina established an “official” and a “freely floating” exchange market for transactions originating in Argentina. The “official” exchange rate was fixed at ARS (Argentine peso) 1.4 to USD (US Dollar) 1, and the “freely floating” exchange rate as of the close of the first day after the exchange market reopened (January 11, 2002), which had been suspended since December 23, 2001, ranged from ARS 1.6 to ARS 1.7 to USD 1 (selling rate).

The exchange rate for the ARS as compared to the USD decreased from 1.7 pesos to 1 dollar at January 11, 2002 to 3.9 pesos to 1 dollar at June 30, 2002.

As a result of the change in currency, the Company recorded foreign currency translation losses as a component of comprehensive loss of approximately $3.3 million during the year ended June 30, 2002 in connection with its Argentina-based subsidiary, Intermaco S.R.L. (“Intermaco”). The effect of foreign currency exchange rate fluctuations subsequent to January 11, 2002 have been significant and gave rise to additional negative exchange rate differences. The exchange rate at October 4, 2002 was approximately ARS 3.8 to USD 1.

In connection with procuring inventories for resale in Argentina, Intermaco has USD denominated liabilities from time to time. The Company recorded transaction losses totaling $11,000 for the year ended June 30, 2002 in connection with these USD liabilities.

In 2002, Argentina has experienced inflation of nearly 60% and interest rates are presently 36% annually. While the Argentine government together with the International Monetary Fund are seeking remedies, no assurance can be given that the economic situation in Argentina will stabilize. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the USD. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on the Company’s business, results of operations, financial condition, and ability to make payments on the Company’s indebtedness and on the Company’s common stock market price. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance.

In addition, the Brazilian real, or $R, has declined from $R 2.31 to USD 1 at June 30, 2001 to $R 2.85 to USD 1 at June 30, 2002. Based on this decline, the Company’s Brazilian subsidiary, SED Brasil Distribuidora

Ltda. (“SED Brazil”), realized foreign currency translation losses as a component of comprehensive loss in the year ended June 30, 2002 totaling approximately USD $552,000. In connection with procuring inventories for resale in Brazil, SED Brazil has USD denominated liabilities from time to time. SED Brazil recorded transaction losses totaling $166,000 for the year ended June 30, 2002 in connection with these USD liabilities. On October 4, 2002, the Brazilian real had further declined to $R 3.7 to USD 1. If the October 4, 2002 exchange rate had been in effect at June 30, 2002, SED Brazil would have recognized additional translation losses totaling approximately $115,000 and additional transaction losses on USD liabilities of approximately $729,000. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from declines in the Brazilian real after June 30, 2002 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Deloitte & Touche LLP (“D&T”) served as the Company’s independent accountant through the year ended June 30, 2000. On September 7, 2000, D&T notified the Company that they declined to stand for reappointment as the Company’s independent accountant after completion of their audit of the Company’s consolidated financial statements for the year ended June 30, 2000.

         During the Company’s fiscal years ended June 30, 1999 and 2000 (the ‘‘Past Two Fiscal Years’’), there were no disagreements with D&T on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference to the subject matter of the disagreements in connection with their report.

         D&T’s reports on the Company’s consolidated financial statements for the Past Two Fiscal Years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

         During the Past Two Fiscal Years there were no reportable events as defined by Item 304(a)(i)(v) of Regulation S-K.

         D&T was required to furnish a letter, addressed to the Securities and Exchange Commission, stating whether D&T agreed or disagreed with the statements made by the Company under this item. D&T’s letter was included as Exhibit 1.2 to the Company’s Form 8-K dated September 14, 2000 and incorporated herein by reference to such Form 8-K in accordance with paragraph (a)(3) of Item 304 of Regulation S-K.

         On October 18, 2000, the Company engaged Ernst & Young LLP as its independent accountant.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Proposal 1 – Election of Directors” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2002 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 11, 2002.

Item 11. EXECUTIVE COMPENSATION

         The information called for by this item is incorporated herein by reference to the sections of the Proxy Statement entitled “Proposal 1 – Election of Directors” and “Executive Compensation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2002 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 11, 2002.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Ownership of Shares” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2002 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 11, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2002 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 11, 2002.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this Report:

         1.     Financial Statements. The following financial statements and the report of the Company’s independent auditors thereon, are filed herewith.

•	Independent Auditors’ Report (Ernst & Young LLP — 2002 and 2001)

•	Independent Auditors’ Report (Deloitte & Touche LLP — 2000)

•	Consolidated Balance Sheets at June 30, 2002 and 2001

•	Consolidated Statements of Operations for the years ended June 30, 2002, 2001 and 2000

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2002, 2001 and 2000 Consolidated Statements of Cash Flows for the years ended June 2002, 2001 and 2000

•	Notes to Consolidated Financial Statements

         2.     Financial Statement Schedules.

•	Schedules:

Schedule II regarding Valuation and Qualifying accounts is filed herewith under “Supplemental Disclosures” in Note 13 of the notes to consolidated financial statements

Schedules other than the schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

         3.     Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company.(1)

3.2	Amendment to Articles of Incorporation(54)

3.3	Bylaws of the Company.(2)

4.1	See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company, respectively, defining rights of holders of common stock of the Company.

4.2	Form of Rights Agreement, dated as of October 31, 1996 between the Company and National City Bank.(3)

10.1	Form of Lease Agreement dated as of January 1, 1991 between Royal Park, Company and SED International, Inc. (Formerly Southern Electronics Distributors, Inc.) (“SED International”).(4)

10.2	Lease Agreement dated May 16, 1990 between The Equitable Life Assurance Society of the United States and SED International(5), as amended March 20, 1992.(6)

10.3	Southern Electronics Corporation 1986 Stock Option Plan dated September 3, 1986, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement.(7)/*/

10.4	Form of First Amendment dated September 14, 1989 to Southern Electronics Corporation 1986 Stock Option Plan.(8)/*/

10.5	Second Amendment dated November 7, 1989 to Southern Electronics Corporation 1996 Stock Option Plan.(9)/*/

10.6	Third Amendment dated July 17, 1992 to Southern Electronics Corporation 1986 Stock Option Plan.(10)/*/

10.7	Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(11)/*/

Exhibit
Number	Description

10.8	First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan.(12)/*/

10.9	Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan.(13)/*/

10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement. (14)/*/

10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan.(15)/*/

10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan.(16)/*/

10.13	Form of NonQualified Stock Option Agreement dated as of August 28, 1992 between the Company and Cary Rosenthal.(17)/*/

10.14	Employment Agreements dated November 7, 1989, between the Company, SED International and each of Gerald Diamond and Jean Diamond (18)/*/, each as amended by form of Amendment No. 1 dated September 24, 1991.(19)/*/

10.15	SED International, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and Savings Plan Adoption Agreement.(20)/*/

10.16	Lease Agreement dated November 1992 between H.G. Pattillo and Elizabeth M. Pattillo and SED International.(21)

10.17	Lease Agreement dated August 9, 1993 between New World Partners Joint Venture and SED International and Addendum I thereto (“NWPJV Lease”). (22)

10.18	Second Addendum to NWPJV Lease dated January 10, 1996 among New World Partners Joint Venture, New World Partners Joint Venture Number Two and SED International. (23)

10.19	Third Addendum to NWPJV Lease dated July 24, 1996 between New World Partners Joint Venture Number Two and SED International. (24)

10.20	Amendment to Lease for 4775 N. Royal Atlanta Drive.(25)

10.21	Form of NonQualified Stock Option Agreement dated as of May 21, 1993 between the Company and Cary Rosenthal (see Exhibit 10.13)./*/

10.22	Form of NonQualified Stock Option Agreement, dated as of September 13, 1994 between the Company and Cary Rosenthal (see Exhibit 10.13)./*/

10.23	Form of NonQualified Stock Option Agreement for Directors. (26)/*/

10.24	1995 Formula Stock Option Plan, together with related form of NonQualified Stock Option Agreement.(27)

10.25	Adoption Agreement for Swerdlin & Company Regional Prototype Standardized 401(k) Profit Sharing Plan and Trust, as amended. (28)/*/

10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan.(29)/*/

10.27	Industrial Real Estate Lease (Multi-Tenant Facility) dated as of March 6, 1997, between Majestic Realty Co. and Patrician Associates, Inc., as landlord (the “Landlord”), and SED International, as Tenant (the “Tenant”), together with Option to Extend Term dated as of March 26, 1997, between the Landlord and the Tenant. (30)

10.28	Lease Agreement made August 11, 1997, between Gwinnett Industries, Inc. and SED International. (31)

10.29	Lease Agreement made February 3, 1998, between First Industrial Harrisburg, L.P. and SED International. (32)

10.30	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Gerald Diamond. (33)/*/

10.31	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond. (34)/*/

10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement. (35)/*/

10.33	Third Amendment to Employment Agreement effective December 16, 1998 between SED International and Jean Diamond. (36)/*/

10.34	Third Amendment to Employment Agreement effective July 1, 1999 between SED International and Gerald Diamond. (37)/*/

10.35	Fourth Amendment to Employment Agreement effective July 1, 1999 between SED International and Jean Diamond. (38)/*/

Exhibit
Number	Description

10.36	Employment Agreement effective June 1, 1999, between SED International and Ronell Rivera. (39)/*/

10.37	Form of Second Amended and Restated Credit Agreement dated as of August 31, 1999, among the Company and SED International as Borrowers and Wachovia Bank, N.A. as Agent. (40)

10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company. (41)/*/

10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company. (42)/*/

10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International. (43)

10.41	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A. (44)

10.42	Employment Agreement effective November 11, 1999 between SED International, Inc. and Barry Diamond. (45)/*/

10.43	First Amendment to Employment Agreement effective June 1, 2001 between SED International Inc. and Barry Diamond. (46)/*/

10.44	Loan and Security Agreement between SED International, Inc. and Fleet Capital Corporation dated October 7, 2002.

10.45	Fifth Amendment to the second amended and restated credit agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A. (47)

10.46	Sixth Amendment to the second amended and restated credit agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A. (48)

10.47	Addendum to the Employment Agreement between Gerald Diamond and SED International, Inc., dated September 1, 1999. This addendum is effective as of November 1, 2001. (49)/*/

10.48	Addendum to the Employment Agreement between Jean Diamond and SED International, Inc., dated September 1, 1999. This addendum is effective as of November 1, 2001. (50)/*/

10.49	Addendum to the Employment Agreement between Mark Diamond and SED International, Inc., dated September 1, 1999. This addendum is effective as of November 1, 2001. (51)/*/

10.50	Addendum to the Employment Agreement between Barry Diamond and SED International, Inc., dated September 11, 1999. This addendum is effective as of November 1, 2001. (52)/*/

10.51	Addendum to the Employment Agreement between Ronell Rivera and SED International, Inc., dated November 28, 1999. This addendum is effective as of November 1, 2001. (53)/*/

10.52	Amendment to Employment Agreement between Gerald Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002 /*/

10.53	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002 /*/

10.54	Amendment dated October 15, 2002 to the Loan Agreement dated October 7, 2002 between SED International, Inc. and SED Magna (Miami), Inc. and Fleet Capital Corporation.

21	Subsidiaries of the Company.

23	Independent Auditors’ Consent – Ernst & Young LLP

23.1	Independent Auditors’ Consent – Deloitte & Touche LLP

24	Power of Attorney (see signature page to this Form 10-K)

/*/Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s 1999 Form 10-K.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 1999 Form 10-K.

(3)	Incorporated herein by reference to Exhibit 7 to the Company’s Current Report on Form 8-K dated October 30, 1996 (SEC File No. 0-16345).

(4)	Incorporated herein by reference to exhibit of same number to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-16345) (“1991 Form 10-K”).

(5)	Incorporated herein by reference to Exhibit 10.8 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (SEC File No. 0-16345) (“1990 Form 10-K”).

(6)	Incorporated herein by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-16345) (“1992 Form 10-K”).

(7)	Incorporated herein by reference to Exhibit 10.12 to Company’s (“Registration Statement”) on Form S1, filed September 5, 1986 (Reg. No. 338494).

(8)	Incorporated herein by reference to Exhibit 10.22 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

(9)	Incorporated herein by reference to Exhibit 10.25 to Company’s 1990 Form 10-K (SEC File No. 0-16345).

(10)	Incorporated herein by reference to Exhibit 10.12 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(11)	Incorporated herein by reference to Exhibit 10.21 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345) .

(12)	Incorporated herein by reference to Exhibit 10.26 to Company’s 1990 Form 10-K (SEC File No. 0-16345).

(13)	Incorporated herein by reference to Exhibit 10.15 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(14)	Incorporated herein by reference to Annex A to Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

(15)	Incorporated herein by reference to Exhibit 10.17 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(16)	Incorporated herein by reference to Appendix A to Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(17)	Incorporated herein by reference to Exhibit 10.18 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(18)	Incorporated herein by reference to Exhibit 6(a) to Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

(19)	Incorporated herein by reference to Exhibit 10.13 to Company’s 1991 Form 10-K (SEC File No. 0-16345).

(20)	Incorporated herein by reference to Exhibit 10.15 to Company’s 1991 Form 10-K (SEC File No 0-16345).

(21)	Incorporated herein by reference to Exhibit 10.24 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-16345) (“1993 Form 10-K”).

(22)	Incorporated herein by reference to Exhibit 10.25 to Company’s 1993 Form 10-K (SEC File No 0-16345).

(23)	Incorporated herein by reference to Exhibit 10.32 to Company’s Annual Report on Form l0-K for the fiscal year ended June 30, 1996 (SEC File No. 0-16345) (“1996 Form 10-K”).

(24)	Incorporated herein by reference to Exhibit 10.33 to Company’s 1996 Form 10-K (SEC File No 0-16345).

(25)	Incorporated herein by reference to Exhibit 10.26 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-16345) (“1995 Form 10-K”).

(26)	Incorporated herein by reference to Exhibit 10.29 to Company’s 1995 Form 10-K (SEC File No 0-16345).

(27)	Incorporated herein by reference to Appendix B to Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(28)	Incorporated herein by reference to Exhibit 10.41 to Company’s 1996 Form 10-K (SEC File No 0-16345).

(29)	Incorporated herein by reference to Appendix A to Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

(30)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 0-16345).

(31)	Incorporated herein by reference to Exhibit 10.40 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (SEC File No. 0-16345).

(32)	Incorporated herein by reference to Exhibit 10.45 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 01-6345) (“1998 Form 10-K”).

(33)	Incorporated herein by reference to Exhibit 10.48 to Company’s 1998 Form 10-K.

(34)	Incorporated herein by reference to Exhibit 10.49 to Company’s 1998 Form 10-K.

(35)	Incorporated herein by reference to Exhibit 10.39 to Company’s 1999 Form 10-K.

(36)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

(37)	Incorporated herein by reference to Exhibit 10.34 of Company’s 1999 Form 10-K.

(38)	Incorporated herein by reference to Exhibit 10.35 of Company’s 1999 Form 10-K.

(39)	Incorporated herein by reference to Exhibit 10.36 of Company’s 1999 Form 10-K.

(40)	Incorporated herein by reference to Exhibit 10.37 of Company’s 1999 Form 10-K.

(41)	Incorporated herein by reference to Exhibit 10.38 of Company’s 1999 Form 10-K.

(42)	Incorporated herein by reference to Exhibit 10.39 of Company’s 1999 Form 10-K.

(43)	Incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0-16345).

(44)	Incorporated herein by reference to Exhibit 10.41 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(45)	Incorporated herein by reference to Exhibit 10.42 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(46)	Incorporated herein by reference to Exhibit 10.43 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(47)	Incorporation herein by reference to Exhibit 1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345)

(48)	Incorporation herein by reference to Exhibit 1.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (SEC File No. 000-16345)

(49)	Incorporation herein by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345)

(50)	Incorporation herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345)

(51)	Incorporation herein by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345)

(52)	Incorporation herein by reference to Exhibit 5.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345)

(53)	Incorporation herein by reference to Exhibit 6.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345)

(54)	Incorporation herein by reference to Exhibit 1.3 to Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345)

(b)	Reports on Form 8-K.

The Company filed a current report on Form 8-K under item. 5 on May 2, 2002 regarding the shareholders of the Company approved the reverse stock split as recommended to them by the Board of Directors. The reverse stock split was effective April 30, 2002. The filing also announced that its Secretary and Treasurer, Larry Ayers, resigned effective March 27, 2002. On the same date, the Company promoted Michael Levine to replace Mr. Ayers, and Michael Levine shall hold the titles of Vice President-Finance, Treasurer, Secretary, and Chief Financial Officer.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

Date: October 15, 2002	By:	/s/ Michael P. Levine Michael P. Levine Vice President — Finance, Chief Financial Officer, Secretary and Treasurer

POWER OF ATTORNEY

         KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Gerald Diamond, Mark Diamond, and Michael P. Levine, and any of them, as his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of SED International Holdings, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and other appropriate agencies, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated this 15th day of October, 2002.

/s/ Gerald Diamond Gerald Diamond Chairman of the Board, Chief Executive Officer and Director (principal executive officer)

/s/ Michael P. Levine Michael P. Levine Vice President - Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ Stewart I. Aaron Stewart I. Aaron Director

/s/ Melvyn I. Cohen Melvyn I. Cohen Director

/s/ Mark Diamond Mark Diamond President, Chief Operating Officer and Director

/s/ Cary Rosenthal Cary Rosenthal Director

CERTIFICATIONS

         I, Gerald Diamond, certify that:

         1.     I have reviewed this annual report on Form 10-K of SED International Holdings, Inc.;

         2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

         3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of SED International Holdings, Inc. as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Dated: October 15, 2002

/s/ Gerald Diamond

Gerald Diamond Chief Executive Officer (Principal Executive Officer)

         I, Michael Levine, certify that:

         1.     I have reviewed this annual report on Form 10-K of SED International Holdings, Inc.;

         2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and

         3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition and results of operations of SED International Holdings, Inc. as of, and for, the periods presented in this annual report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Dated: October 15, 2002

/s/ Michael Levine

Michael Levine Chief Financial Officer (Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
AND CHIEF FINANCIAL OFFICER OF
SED INTERNATIONAL HOLDINGS, INC.
PURSUANT TO 18 U.S.C. SECTION 1350

         Each of the undersigned, Gerald Diamond and Michael Levine, the Chief Executive Officer and Chief Financial Officer, respectively, of SED International Holdings, Inc. certifies that, to his knowledge, this annual report on Form 10-K of SED International Holdings, Inc. for the period ending June 30, 2002:

         1.     Fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2.     The information contained in this annual report fairly presents, in all material respects, the financial condition and results of operations of SED International Holdings, Inc.

/s/ Gerald Diamond	/s/ Michael Levine

Gerald Diamond Chief Executive Officer	Michael Levine Chief Financial Officer

October 15, 2002	October 15, 2002