Form 10-Q
period 2002-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2002-11-20
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(800) 444-8962

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

At November 18, 2002, there were 3,852,703 shares of Common Stock, $.01 par value, outstanding.

SED International Holdings, Inc.
And Subsidiaries

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1 - Financial Statements:

Condensed Consolidated Balance Sheets	3

Condensed Consolidated Statements of Operations	4

Condensed Consolidated Statements of Shareholders’ Equity	5

Condensed Consolidated Statements of Cash Flows	6

Notes to Condensed Unaudited Consolidated Financial Statements	7-9

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-12

Item 3 - Quantitative and Qualitative Disclosures about Market Risk	12

Item 4 - Controls and Procedures	13

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings	14

Item 2 - Changes in Securities and Use of Proceeds	14

Item 3 - Default Upon Senior Securities	14

Item 4 - Submission of Matters to a Vote of Security Holders	14

Item 5 - Other Information	14

Item 6 - Exhibits and Reports on Form 8-K	14

PART I — FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

SED International Holdings, Inc.
And Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	June 30,
	2002	2002

	(Unaudited)
ASSETS

CURRENT ASSETS:

Cash and cash equivalents	$3,810,000	$4,371,000

Restricted cash	1,634,000	800,000

Trade accounts receivable, net	43,016,000	33,393,000

Inventories	36,060,000	36,732,000

Deferred income taxes	240,000	113,000

Other current assets	4,597,000	1,364,000

TOTAL CURRENT ASSETS	89,357,000	76,773,000

PROPERTY AND EQUIPMENT, net	3,281,000	3,789,000

TOTAL ASSETS	$92,638,000	$80,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:

Trade accounts payable	$35,940,000	$41,024,000

Accrued liabilities	4,574,000	4,390,000

Short term subsidiary bank debt	1,770,000	2,396,000

TOTAL CURRENT LIABILITIES:	42,284,000	47,810,000

Revolving credit facility	23,500,000	4,900,000

TOTAL LIABILITIES	65,784,000	52,710,000

SHAREHOLDERS’ EQUITY:

Preferred Stock, $1.00 par value; 129,500 shares authorized, none issued

Common stock, $.01 par value; 100,000,000 shares authorized; 5,563,206 shares issued; and 3,911,002 (September 30, 2002) and 3,929,510 (June 30, 2002) shares outstanding	56,000	56,000

Additional paid-in capital	68,407,000	68,407,000

Accumulated deficit	(21,018,000)	(20,029,000)

Accumulated other comprehensive loss	(7,517,000)	(7,499,000)

Treasury stock, 1,652,204 (September 30, 2002) and 1,633,696 (June 30, 2002) shares, at cost	(12,878,000)	(12,861,000)

Unearned compensation — stock awards	(196,000)	(222,000)

Total Shareholders Equity	26,854,000	27,852,000

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY	$92,638,000	$80,562,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.
And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

NET SALES	$118,251,000	$123,836,000

Cost of sales including buying and occupancy expenses	112,761,000	117,298,000

Selling, general and administrative expenses	5,968,000	9,359,000

OPERATING LOSS	(478,000)	(2,821,000)

INTEREST EXPENSE, net	330,000	240,000

LOSS BEFORE INCOME TAXES and cumulative effect of a change in accounting principle	(808,000)	(3,061,000)

INCOME TAXES	181,000	76,000

NET LOSS before cumulative effect of a change in accounting principle	$(989,000)	$(3,137,000)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of income tax benefits of $75,000		$(6,297,000)

NET LOSS	$(989,000)	$(9,434,000)

Basic and diluted (loss) per share:

LOSS per share before cumulative effect of a change in accounting principle	$(.26)	$(.81)

Net LOSS	$(.26)	$(2.44)

WEIGHTED AVERAGE SHARES OUTSTANDING:

Basic & Diluted	3,826,000	3,863,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.
And Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS
OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Common Stock		Additional		Accumulated Other			Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury Stock		Compensation	Shareholders'
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity

BALANCE, June 30, 2002	5,563,206	$56,000	$68,407,000	$(20,029,000)	$(7,499,000)	1,633,696	$(12,861,000)	$(222,000)	$27,852,000

Amortization of stock awards								26,000	26,000

Treasury shares Purchased						18,508	(17,000)		(17,000)

Net loss				$(989,000)					(989,000)

Translation Adjustments					$(18,000)				(18,000)

Comprehensive loss									(1,007,000)

BALANCE, September 30, 2002	5,563,206	$56,000	$68,407,000	$(21,018,000)	$(7,517,000)	1,652,204	$(12,878,000)	$(196,000)	$26,854,000

(1)	Comprehensive losses for the three months ended September 30, 2002 and 2001 were $(1,007,000) and $(3,648,000), respectively.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.
And Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	September 30,

	2002	2001

OPERATING ACTIVITIES:

Net loss	$(989,000)	$(9,434,000)

Adjustments to reconcile net loss to net cash (used in) operating activities:

Impairment charges for goodwill		6,297,000

Depreciation and amortization	497,000	572,000

Compensation — stock awards	77,000	49,000

Changes in operating assets and liabilities	(21,994,000)	1,361,000

Net cash used in operating activities	(22,409,000)	(1,155,000)

INVESTING ACTIVITIES:

Purchase of equipment	(103,000)	(245,000)

Net cash used in investing activities	(103,000)	(245,000)

FINANCING ACTIVITIES:

Net borrowings of revolving bank debt	18,600,000	500,000

Net changes in short term bank borrowings of foreign subsidiaries	25,000	52,000

Purchase of treasury stock	(17,000)	(76,000)

Net cash provided by financing activities	18,608,000	476,000

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,343,000	(511,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(561,000)	(1,435,000)

CASH AND CASH EQUIVALENTS, beginning of period	4,371,000	4,243,000

CASH AND CASH EQUIVALENTS, end of period	$3,810,000	$2,808,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc.
And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2002 and 2001

A.     Interim Financial Statements

The accompanying condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (collectively, the “Company”) have been prepared without audit. (E.Store.com, Inc. operations were discontinued during fiscal year 2002). In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary for a fair presentation have been included. All intercompany accounts and transactions have been eliminated. The results of operations for the three months ended September 30, 2002 are not necessarily indicative of the operating results for the full year.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these financial statements be read in conjunction with the consolidated financial statements and notes contained in the Company’s Annual Report on Form 10-K for the year ended June 30, 2002.

The operating results for the three months ended September 30, 2001, as originally reported, have been restated for a non-cash impairment charge related to the cumulative effect of a change in accounting principle as explained in Note D.

Certain September 30, 2001 amounts have been reclassified for comparative purposes.

B.     Bank Debt

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

The Fleet Agreement also contains certain covenants which, among other things, requires that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $5 million. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company would have had at least $5 million in availability under the Fleet Agreement. The Company’s availability under the Fleet Agreement was $15 million on November 14, 2002.

Until October 2002, the Company had a credit agreement with Wachovia Bank N.A. (“Wachovia”), which provided for borrowings under a line of credit of up to $25 million and $35 million at June 30, 2002 and 2001, respectively.

SED International Holdings, Inc.
And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2002 and 2001

B.     Bank Debt (continued)

The Wachovia credit agreement was secured by accounts receivable and inventory of SED International, Inc. and required maintenance of certain minimum working capital and other financial ratios and had certain dividend restrictions. The Company was able to borrow at Wachovia’s prime rate (5.25% at September 30, 2002) plus .50% or the Company had the ability to fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement required a commitment fee of .50% of the unused commitment and was scheduled to expire November 1, 2002 but was canceled prior to expiration in conjunction with the execution of the fleet agreement. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended September 30, 2002 were $6.2 million, $13.6 million and 5.25%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for the three months ended September 30, 2001 were $.3 million, $9.0 million and 5.5%, respectively. At September 30, 2002 the Company was in technical default with certain covenants under the Wachovia credit agreement. The Wachovia agreement was subsequently repaid in connection with the fleet agreement.

Following is a summary of the Company’s short-term foreign subsidiary bank debt:

	September 30,	June 30,
	2002	2002

SED International do Brasil Distribuidora Ltda.	$1,770,000	$2,396,000

The weighted average monthly rates for the three months ended September 30, 2002 was approximately 1.98% in Brazil.

C.     Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

For the three months
ended September 30,
2002	United States	Latin America	Eliminations	Consolidation

Net Sales:

Unaffiliated customers	$104,454,000	$13,797,000		$118,251,000

Foreign Subsidiaries	176,000		$(176,000)

Total	$104,630,000	$13,797,000	$(176,000)	$118,251,000

Gross profit	$3,934,000	$1,556,000		$5,490,000

Loss from operations	(258,000)	(220,000)		(478,000)

Total assets	112,581,000	12,299,000	$(32,242,000)	92,638,000

For the three months ended September 30, 2001

Net Sales:

Unaffiliated customers	$100,411,000	$23,425,000		$123,836,000

Foreign subsidiaries	257,000		$(257,000)

Totals	$100,668,000	$23,425,000	$(257,000)	$123,836,000

Gross profit	$4,156,000	$2,382,000		$6,538,000

Loss from operations	(1,271,000)	(1,550,000)		(2,821,000)

Total assets	$89,862,000	$23,326,000	$(15,708,000)	$97,480,000

SED International Holdings, Inc.
And Subsidiaries

NOTES TO CONDENSED UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Three Months Ended September 30, 2002 and 2001

C.     Segment Information (continued)

Sales of products between the Company’s geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the three
months Ended	Microcomputer	Wireless Telephone	Shipping and
September 30,	Products	Products	Handling Revenue	Total

2002	$104,981,000	$12,929,000	$341,000	$118,251,000

2001	117,986,000	5,455,000	395,000	$123,836,000

Approximately 23.8% and 32.3% of the Company’s net sales for the three months ended September 30, 2002 and 2001, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

D.     Newly Adopted Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 (“SFAS 142”), “Goodwill and Other Intangible Assets.” SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and established a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of July 1, 2001. However, the Company did not complete the required transitional impairment tests until the second quarter ended December 31, 2001. During the three-month period ended December 31, 2001, the Company tested goodwill arising from a prior business combination of an enterprise based in Argentina as of July 1, 2001 primarily utilizing a valuation technique relying on the expected present value of future cash flows. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $6,372,000, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, as of July 1, 2001 in the Company’s Consolidated Statement of Operations for the six-month period ended December 31, 2001. The quarter ended September 30, 2001 was restated to reflect the implementation of SFAS 142 effective July 1, 2001. Prior to the adoption of SFAS 142 on July 2001, the Company amortized this goodwill over an estimated useful life of 30 years.

E.     Risks and Uncertainties

The Risks and Uncertainties section contained in Note 1 included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended June 30, 2002 continues to be appropriate and should be read in conjunction with this report.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales decreased 4.5%, or $5.6 million, to $118.2 million in the first quarter ended September 30, 2002 compared to $123.8 million in the first quarter ended September 30, 2001. Information concerning the Company’s domestic and foreign sales is summarized below:

	Three Months Ended
	September 30,		Change

	2002	2001	Amount	Percent

United States:

Domestic	$90.2	$84.1	6.1	7.3%

Export	14.4	16.6	(2.2)	(13.3%	)

Latin America	13.8	23.4	(9.6)	(41.0%	)

Elimination	(0.2)	(0.3)	0.1	(33.3%	)

Consolidated	$118.2	$123.8	(5.6)	(4.5%	)

The decrease in sales in Latin America was principally due to lower sales to customers in Brazil and Argentina associated with more stringent credit standards, a change in sales pricing policies and the decline in the Argentine economy as a whole.

The decline in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 88.8% of the Company’s first quarter net sales compared to 95.6% for the same period last year. Sales of wireless telephone products accounted for approximately 10.9% of the Company’s first quarter net sales compared to 4.4% for the same period last year.

Gross profit declined to $5.5 million in the first quarter ended September 30, 2002 compared to $6.5 million in the first quarter ended September 30, 2001. Gross profit as a percentage of net sales decreased to 4.6% in the first quarter ended September 30, 2002 from 5.3% in the first quarter ended September 30, 2001. The change in gross profit as a percentage of sales was due to an increase in lower margin sales in the United States as the Company continues to experience pricing pressures in the market.

Selling, general and administrative expenses decreased $3.4 million to $6.0 million in the first quarter ended September 30, 2002, compared to $9.4 million in the first quarter ended September 30, 2001. These expenses as a percentage of net sales were 5% in the first quarter ended September 30, 2002 compared to 7.6% in the first quarter ended September 30, 2001. The decrease resulted primarily from the Company’s coordinated efforts to reduce employee costs and general overhead expenses.

Net interest expense was $0.3 million in the first quarter ended September 30, 2002 compared to interest expense of $0.2 million in the first quarter ended September 30, 2001. The additional interest expense was incurred primarily as a result of the Company’s election to draw on the revolving credit line to achieve cash discounts from its vendors.

The income tax expense primarily relates to tax on income generated by certain of the Company’s Latin America subsidiaries, while the remaining operations contributed losses with no corresponding tax benefits.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Accounts receivable at September 30, 2002 increased by $9.6 million. Historically, the fourth quarter of the year is the lowest sales quarter of the year, whereas the first quarter sales are typically higher.

Other assets at September 30, 2002 increased by approximately $3.2 million as compared to June 30, 2002. This resulted from deposits made by the Company for pending inventory purchases.

At September 30, 2002, the revolving credit agreement borrowings increased significantly as compared to June 30, 2002 primarily as a result of the increase in accounts receivable in the first quarter, the deposit for inventory purchases, and a decrease in accounts payable associated with the discontinuance of a vendor financing agreement with a third party.

Liquidity and Capital Resources

The Company’s liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In October 2002, the Company obtained a new financing from the Fleet credit agreement, which was used in part to pay off the Wachovia Bank borrowings. The Company derives all of its operating income and cash flow from its subsidiaries and relies on such cash flows to satisfy its obligations on a consolidated basis. As the Company continues operations in Latin America, management believes that domestic banking agreements may restrict the ability of the Company to make inter-company transfers of cash on a consolidated basis.

Operating activities used $22.4 million in the three months ended September 30, 2002. The Company’s primary uses of cash were due to an increase in inventory of $0.7 million, deposits of $3.0 million related to future inventory purchases, a reduction of $6.3 million in accounts payable, an increase in accounts receivable of $10.5 million and an increase in restricted cash of $0.8 million. Also, the Company’s net loss of $1.0 million less non-cash charges of $0.6 million used cash. Investing activities used $0.1 million and $0.3 million in the three months ended September 30, 2002 and 2001, respectively, to purchase equipment and computer software.

Financing activities provided $18.6 million and $0.5 million in the three months ended September 30, 2002 and 2001, respectively, resulting from net bank borrowings and repayments. At September 30, 2002 the Company was in technical default with certain covenants under the Wachovia credit agreement. Subsequently, the Company obtained the new credit agreement with Fleet, which as previously reported closed on October 7, 2002. Wachovia was repaid in connection with the Fleet agreement. Full details of the Fleet credit agreement are reported in the on the Form 10-K for the year ended June 30, 2002.

The Company presently projects that it will be in compliance with the financial covenants associated with the Fleet credit agreement through the fiscal year. However, there can be no assurance that the Company will be in compliance with the Fleet agreement covenants. If the Company is not in compliance, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be adversely affected.

Management believes that the Fleet credit agreement and subsidiary bank credit agreements together with vendor lines of credit and internally generated funds will be sufficient to satisfy its working capital needs.

Critical Accounting Policies

Allowance for Doubtful Accounts — Methodology

An allowance for uncollectable accounts has been established based on our collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Management does not believe our estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Inventories — Slow Moving and Obsolescence

Inventories are stated at the lower of cost (first-in, first out method) or market and include in-transit inventory of $7,563,000 at September 30, 2002 and $3,383,000 at June 30, 2002. Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected by our vendor from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, Management identifies slow moving or obsolete inventories that are not protected by our vendor agreements from risk of loss and are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If the Company’s inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect us from inventory losses, the Company’s risk of loss associated with obsolete or slowing moving inventories would increase. The reserve for obsolete and slowing moving inventories was approximately $934,000 at September 30, 2002 and $991,000 at June 30, 2002 or 2.3% and 2.65% of gross inventories, respectively.

Forward-Looking Information

This report contains certain statements that are not based on historical facts and which may be considered forward-looking statements as defined in the Private Securities Litigation Act of 1995. These statements may differ materially from actual future events or results, and by their nature they involve substantial risks and uncertainties, certain of which are beyond the Company’s control. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect Management’s judgment only as of the date hereof. Factors that might cause the Company’s actual results to differ from those described in the forward-looking statements are referred to in the sections under the headings “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” which are contained in the Company’s Registration Statement on Form S-3 (SEC File No. 333-35069) and these factors include the Company’s ability to maintain profitability, cash flow, revenue growth, business prospects, foreign currency fluctuations, a dependence upon and/or loss of key vendors or customers, customer demand, product availability, competition (including pricing and availability). The Company undertakes no obligation to update forward-looking statements contained herein.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no material changes in the Company’s market risk exposures relating to interest rate risk and foreign currency risk that would significantly affect the quantitative and qualitative disclosures presented in the Company’s Form 10-K filing for the year ended June 30, 2002 (incorporated herein in relevant part by this reference). The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries hold their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity. The Company is not involved in hedging transactions at the current time related to its currency risks. The Company is also at risk related to transaction gains or losses in connection with USD liabilities. US denominated liabilities for Brazil and Colombia for the quarter ended September 30, 2002 were $1,370,000 and $1,924,000 respectively.

The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from declines in these Latin American currencies after September 30, 2002 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

Item 4. CONTROLS and PROCEDURES

We maintain systems of internal controls and procedures for financial reporting (“Internal Controls”) and disclosure controls and procedures (“Disclosure Controls”) designed to provide reasonable assurance as to the reliability of our financial and other disclosures included in this report. Within the 90 days prior to the filing date of this quarterly report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our Internal Controls and Disclosure Controls (“Controls Evaluation”).

In the course of the Controls Evaluation, we sought to identify errors, controls problems and/or acts of fraud, and to confirm that appropriate corrective actions, including process improvements, were being undertaken. Among other matters, we sought to determine whether there were any “significant deficiencies” or “material weaknesses” in the Company’s Internal Controls. In professional auditing literature, “significant deficiencies” are referred to as “reportable conditions”; they are control issues that could have a material adverse effect on the ability to record, process, summarize and report financial data in the financial statements. A “material weakness” is defined in the auditing literature as a particularly serious reportable condition where the internal control does not reduce to a relatively low level the risk that misstatements caused by error or fraud may occur in amounts that would be material in relation to the financial statements and not be detected within a timely period by employees in the normal course of performing their assigned functions.

Based upon the Controls Evaluation, we have taken actions to strengthen our Internal Controls. We identified a deficiency, which our independent auditors—Ernst & Young LLP (“E & Y”)—designated a “reportable condition” but not a “material weakness”, relating to the lack of an effective supervision and review process over the summarization of financial information for the preparation of the Company’s consolidated financial statements. In response to these findings, we immediately hired an independent consultant to help us correct the “reportable condition”. Also, we hired three additional staff people: a controller, an assistant controller, and an accounting manager. We believe these personnel are qualified, competent professionals with the experience necessary to ensure the timely and accurate preparation of all financial reports in the future.

Our CEO and CFO have concluded that, except as noted above, and subject to the inherent limitations in all control systems,1 our Disclosure Controls are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic Securities and Exchange Commission filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

We will continue to evaluate the effectiveness of our Controls Procedures and of the corrective actions we have taken with regard to the deficiencies noted above on an ongoing basis, and we will take such further actions as are dictated by such continuing reviews.

1 The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is from time to time involved in legal proceedings in connection with its ongoing business operations and is not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Default Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

Shareholders will vote at the annual meeting on Class I directors and any other business at the Annual meeting on December 11, 2002 as disclosed in the Definitive Proxy mailed in the shareholder package on November 8, 2002.

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit
Number	Description

99.1	Certification Statement of Chief Executive Officer

99.2	Certification Statement of Chief Financial Officer

b)	Reports on Form 8-K

None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc. (Registrant)

November 19, 2002	By: /s/ Gerald Diamond

Gerald Diamond Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

November 19, 2002	By: /s/ Michael P. Levine

Michael P. Levine Vice President-Finance and Treasurer (Principal Accounting Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gerald Diamond, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of SED International Holdings, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of SED International Holdings, Inc. as of, and for, the periods presented in this quarterly report;

4.     Michael Levine and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for SED International Holdings, Inc. and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to SED International Holdings, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of SED International Holdings, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     Michael Levine and I have disclosed, based on our most recent evaluation, to SED International Holdings, Inc.’s auditors and the audit committee of SED International Holdings, Inc.’s board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect SED International Holdings, Inc.’s ability to record, process, summarize and report financial data and have identified for SED International Holdings, Inc.’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in SED International Holdings, Inc.’s internal controls; and

6.     Michael Levine and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002

/s/ Gerald Diamond

Gerald Diamond Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael Levine, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of SED International Holdings, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of SED International Holdings, Inc. as of, and for, the periods presented in this quarterly report;

4.     Gerald Diamond and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for SED International Holdings, Inc. and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to SED International Holdings, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of SED International Holdings, Inc.’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     Gerald Diamond and I have disclosed, based on our most recent evaluation, to SED International Holdings, Inc.’s auditors and the audit committee of SED International Holdings, Inc.’s board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect SED International Holdings, Inc.’s ability to record, process, summarize and report financial data and have identified for SED International Holdings, Inc.’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in SED International Holdings, Inc.’s internal controls; and

6.     Gerald Diamond and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 19, 2002

/s/ Michael Levine

Michael Levine Chief Financial Officer (Principal Financial Officer)