Form 10-K/A
period 2002-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2002-11-27
CIK 800286

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1
                 (Amending Part III -- Items 10, 11, 12 and 13)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. [ ]

The aggregate market value of the voting stock held by nonaffiliates of the Registrant was approximately $2.1 million as of October 9, 2002 based upon the last sale price of the Common Stock as reported on the over the Counter Bulletin Board (OTCBB) on that day. There were 3,911,016 shares of Common Stock, $.01 par value, outstanding at OCTOBER 9, 2002.

Documents Incorporated by Reference:  None
--------------------------------------------------------------------------------
                              EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend Part III of the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 2002, filed on October 15, 2002 (the "Original 10-K"). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-K.
--------------------------------------------------------------------------------

Part III of the Original 10-K is hereby amended and restated in its entirety as follows:

                                                                        PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


DIRECTORS AND DIRECTOR NOMINEES OF REGISTRANT

Director              Positions, Offices and Other Information                        Age
--------              ----------------------------------------                        ----
GERALD DIAMOND
Term Expires 2003     Gerald Diamond has been a director of the Registrant or          64
                      Southern Electronics Corp. (its "Predecessor") since 1980.
                      Mr. Diamond currently serves as Chairman of the Board and
                      Chief Executive Officer of the Registrant and SED
                      International. He was elected President and Chairman of
                      the Board of the Registrant and Chief Executive Officer
                      and Chairman of the Board of SED International in June
                      1986, and has served in two or more capacities as Chairman of the Board, Chief Executive Officer and President of the
                      Registrant and SED International from that time until May
                      1995. Mr. Diamond was a founder of the Predecessor and
                      served as its President and Treasurer from July 1980
                      through July 1986. Mr. Diamond has been in the
                      electronics-related business for over 35 years. Mr.
                      Diamond is the father of Mark Diamond and the husband of
                      Jean Diamond.

STEWART AARON
Term Expires 2004     Mr. Aaron has been a director of the Registrant since            62
                      November 1994. Mr. Aaron has served for over 20 years as
                      President of LABS, Inc., a silk plant manufacturer based
                      in Atlanta, Georgia.

MARK DIAMOND          Mr. Diamond has been a director of the Registrant since          37
Term Expires 2004     October 1996. Mr. Diamond currently serves as President
                      and Chief Operating Officer of SED International, Inc. Mr.
                      Diamond was employed by SED International in the Sales
                      Department beginning in January 1987. In February 1991,
                      Mr. Diamond was elected Vice President-- Sales of SED
                      International; in May 1993, he was elected Executive Vice
                      President-- Marketing of SED International; and in
                      February 1994, he was elected Executive Vice President--
                      Sales of SED International. Mr. Diamond served as
                      Executive Vice President of the Registrant beginning in
                      June 1995, and in August 1995 was elected Executive Vice
                      President of SED International, Inc. In 1999 Mr. Diamond
                      was elected President and Chief Operating Officer of the
                      Registrant. Mark Diamond is the son of Gerald Diamond and
                      Jean Diamond.

MELVYN COHEN          Mr. Cohen has been the sole member of the M. Cohen and           62
Nominee for Term      Company LLC, a certified public accounting firm in the
Expiring 2005         State of New Jersey, since December 1994. Mr. Cohen has
                      been a member of the American Institute of Certified
                      Public Accountants and a member of the New Jersey Society
                      of Certified Public Accountants since 1968. Mr. Cohen has
                      been a Certified Public Accountant for over 35 years.

CARY ROSENTHAL        Mr. Rosenthal has been a director of the Registrant since        62
Nominee for Term      1992. From 1998 until his retirement in September 2000,
Expiring 2005         Mr. Rosenthal was a director of Master Graphics, Inc. Mr.
                      Rosenthal served as President and Chief Executive Officer
                      of Phoenix Communications, a division of Master Graphics,
                      Inc., a commercial printing firm from December 1997 to
                      September 2000, and he previously served as President and
                      Chief Executive Officer of Phoenix Communications, Inc.
                      from 1977 until December 1997. Phoenix Communications was
                      sold to Master Graphics in December 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name                           Offices Held                              Age
---------                      ------------                              ----
Gerald Diamond                 Chief Executive Officer of                 64
                               Registrant and SED International,
                               Inc.

Michael Levine                 Chief Financial Officer, Vice
                               President-Finance, Secretary               40
                               and Treasurer of Registrant and
                               SED International, Inc.

Mark Diamond                   Chief Operating Officer and                37
                               President of Registrant and SED
                               International, Inc.

Ronell Rivera                  Vice President of Latin America
                               For Sales and Marketing of SED             39
                               International, Inc.

Jean A. Diamond                Vice President of SED International,       61
                               Inc.

Barry Diamond                  Vice President of Wireless Division        60
                               of SED International, Inc.


Gerald Diamond and Jean Diamond are husband and wife, and Mark Diamond is their son. Barry Diamond and Gerald Diamond are brothers.

BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and executive officers, and persons who beneficially own more than 10% of all outstanding Common Stock ("Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("Section 16 Reports"). Reporting Persons are required by Securities and Exchange Commission Regulations to furnish the Registrant with copies of all
Section 16 Reports. Based solely on a review of the Section 16 Reports furnished to the Registrant by its Reporting Persons and, where applicable, written representations by Reporting Persons that no reports on Form 5 were required, the Registrant believes that all of its Reporting Persons have complied with
Section 16(a) filing requirements during and with respect to fiscal 2002.




ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE
      The following table sets forth the cash compensation received for the three fiscal years ended June 30, 2002, by the Chief Executive Officer and the five other highest paid executive officers (the "Named Executive Officers").

                                                                                 Long-Term Compensation
                                                                                 --------------------------------------------------

                                                                                 Awards       Payments
                                                                                 ----------   -------------------------------------
                                   Annual Compensation                                        Securities
                                   --------------------------------------------- Restricted   Underlying
                                                                   Other Annual  Stock        Options/      LTIP       All Other
                                                                   Compensation  Awards       SARs          Payment    Compensation
Name and Principal Position        Year      Salary     Bonus      ($)           ($)          (#)           ($)        ($)
---------------------------        -------   --------   -------    ------------- ----------   -----------   ---------  ------------
Gerald Diamond                      2002     $451,318   $    --     25,754             --         --           --        2,750
    Chairman of the Board,          2001      514,257        --     21,891        159,724         --           --        2,625
    Chief Executive Officer and     2000      496,357        --     21,112        441,000         --           --        2,625
    Director of the Registrant
    and SED International, Inc.
Mark Diamond                        2002     $268,561   $10,000     35,811             --         --           --        2,560
    President, Chief Operating      2001      258,059    23,350     20,547         25,435         --           --        2,111
    Officer and Director of the     2000      239,579    10,000      4,496             --     50,000           --        1,396
    Registrant and SED
    International, Inc.
Jean A. Diamond                     2002     $209,632   $    --      4,957             --         --           --        2,433
    Executive Vice President of     2001      213,771        --      4,968         26,256         --           --        2,625
    SED International Inc.          2000      203,592        --      3,728             --     50,000           --        2,701
Barry Diamond                       2002     $181,658   $ 1,750     23,493             --         --           --        1,447
    Vice President of Wireless      2001      165,097     2,150     15,415         19,910         --           --        2,613
    Division of SED
    International                   2000      160,000    20,000      5,750             --     25,000           --        2,720
    Inc
Larry Ayers                         2002     $119,830   $    --    125,000             --         --           --        3,361
    Former Chief Financial
    Officer                         2001      163,236        --         --             --         --                     2,561
    Secretary and Director of
    the                             2000      140,000        --      5,749             --     25,000           --        2,824
    Registrant
Ronell Rivera                       2002     $237,473   $    --     21,887             --         --           --          507
    Executive Vice President of     2001      250,000        --     17,785         10,283         --           --        3,256
    Latin America For Sales         2000      220,024        --     59,185             --     25,000           --        2,505
    and Marketing of SED
    International, Inc.
6
===================================================================================================================================

OPTION/SAR GRANTS IN FISCAL 2002
      The Registrant did not award any stock appreciation rights ("SARs") during fiscal 2002. The following table provides information on options grants in fiscal 2002:

                    # Shares         % of Total
                    Underlying         Options                                      Potential Realized Value
                    Options           Granted to     Exercise    Expiration         ------------------------------
Name                Granted            Employees      Price         Date            5%($)            10%($)
--------------      ------------     ------------    ---------   ------------       ------------     -------------
Gerald Diamond        150,000            20%         $ 1.96        10/15/11         $184,895         $468,560
Mark Diamond          125,000            17%         $ 1.96        10/15/11         $154,079         $390,467
Jean A. Diamond        50,000             7%         $ 1.96        10/15/11         $ 61,632         $156,187
Barry Diamond          40,000             5%         $ 1.96        10/15/11         $ 49,305         $124,949

--------------
Note: Former director and officer Larry Ayers received 30,000 options at exercise price of $1.96 on October 15, 2001 expiring in ten years from the date of grant and representing 4% of total options granted to employees. These options were cancelled effective with Mr. Ayers resignation from the Registrant.

OPTIONS EXERCISED IN FISCAL 2002
      There were no options exercised during fiscal 2002. There were no SARs outstanding during fiscal 2002. The value of unexercised in-the-money options at fiscal year-end was calculated based on the closing sales price of the Common Stock reported by Nasdaq on that date.

EMPLOYMENT AGREEMENTS WITH CERTAIN EXECUTIVE OFFICERS
         SED International, Inc. has employment agreements with Gerald Diamond, Jean Diamond, Mark Diamond, Barry Diamond and Ronell Rivera.
         Gerald Diamond's employment agreement with SED International is for a seven year period commencing on July 1, 1998. Thereafter, the term of the agreement is "evergreen" and it renews annually until it is terminated by the Registrant or Mr. G. Diamond pursuant to its terms. The agreement, however, is subject to automatic one-year extensions following the end of each year of employment, unless either SED International or Mr. G. Diamond gives notice within a specified period prior to the end of the year that the employment agreement will not be extended beyond its then-current term. Effective January 1, 2000, Mr. G. Diamond's employment agreement was amended by modifying the change in control provisions of the employment agreement to provide that on the occurrence of a change in control, Mr. G. Diamond will have the option to demand an immediate payment equal to three times the amount to be paid to Mr. G. Diamond for the remainder of the term of the contract, with a minimum term in this event of 12 months. Previously Mr. G. Diamond's contract provided that on a change in control he would receive payments equal to the amounts to be paid under the remaining term of the contract.
         Mr. G. Diamond's employment agreement provides for an annual base salary of $371,564 (as of November 1, 2001), increased annually in an amount based upon increases in the Consumer Price Index. Under the terms of the employment agreement, in addition to annual base salary, Mr. G. Diamond is eligible to receive annual cash bonuses equal to five percent of the Registrant's Pretax Adjusted Annual Income, which means with respect to a given fiscal year (a) the sum of earnings before taxes and minority interests of the Registrant as reported on its audited consolidated statement of operations for such fiscal year, excluding, in all cases, (i) any nonrecurring income and non recurring costs or expenses, which income, costs or expenses are extraordinary in the reasonable opinion of the Board, all as calculated in accordance with generally accepted accounting principles consistently applied, (ii) any interest income or expense and (iii) additional amortization or depreciation or increase in the cost of goods sold resulting from any asset revaluations or goodwill, less (b) $6,000,000. Mr. G. Diamond was not eligible to receive an annual cash bonus under his employment agreement for fiscal 2002 because the Registrant did not have any Pretax Adjusted Annual Income for that year.
         Mr. G. Diamond's employment agreement also provides him with an automobile allowance, disability insurance coverage and a benefit payable to his surviving spouse, if any, upon his death. Mr. G. Diamond's employment agreement includes a covenant not to compete with SED International or the Registrant for a period of two years following termination of his employment with SED International and the Registrant.

         Mr. G. Diamond also is eligible to receive additional compensation under the Registrant's long-term incentive compensation program.
         The employment agreement with Jean Diamond is evergreen and renews annually until it is terminated by the Registrant or Ms. Diamond pursuant to the terms thereof. The Agreement provides for an employment term of five years renewable and (i) provides for an annual base salary of $194,674 (as of November 1, 2001), increased annually in an amount equal to the greater of five percent of her then current salary or an amount based upon increases in the Consumer Price Index, (ii) provides for an automobile allowance, and (iii) does not provide for an annual bonus.
         Gerald Diamond and Jean Diamond's contracts automatically renew each year.
         Gerald Diamond's and Jean Diamond's employment agreements provide that if a Change of Control (as such term is defined below) occurs while the employee is employed by SED International, and if the employee's employment is terminated involuntarily, or voluntarily by the employee upon the occurrence of certain events, the employee may notify SED International and request a cash payment in an amount equal to all annual salary, bonuses and other benefits owing to the employee from the date of termination through the remainder of the term of the employee's employment agreement, except that if the term remaining in the employment agreement is less than 12 months, the employee shall receive an amount equal to at least 12 months of such compensation.
         Under Gerald Diamond's and Jean Diamond's employment agreements a Change of Control is deemed to have occurred when (i) any individual or entity becomes the beneficial owner of securities of the Registrant or SED International representing 30% or more of the combined voting power of the Registrant's or SED International's then-outstanding securities entitled to vote generally in the election of directors; (ii) the Registrant's Continuing Directors (a term defined to include directors as of the date of execution of the employment agreements and their duly approved successors) fail to constitute at least a majority of the members of the Board; (iii) all or substantially all of the assets of the Registrant are sold without being duly approved by the Continuing Directors; or (iv) with respect to Mr. Diamond only, Mr. Diamond shall no longer be a member of the Board of the Registrant or SED International, unless (x) Mr. Diamond shall have declared in writing his desire to resign such positions or that he no longer wishes to serve as a director, (y) Mr. Diamond shall have died or become disabled during the term of the employment agreement, or (z) Mr. Diamond's employment shall have been terminated for Cause (as the term "Cause" is defined in Mr. Diamond's employment agreement).
         Mark Diamond's employment agreement provides an employment term of 5 years, commencing November 9, 1999. The agreement also provides for (i) an annual base salary of $226,000 (as of November 1, 2001), increased annually in an amount equal to 5% of his then current salary, (ii) an automobile allowance, and (iii) the possibility of an annual bonus. The Registrant may terminate Mr. Diamond's employment for "good cause," as defined in his employment agreement. In the event of termination without "good cause," the Registrant is obligated to pay Mr. Diamond the greater of his base salary for the remaining period of his employment agreement or 12 months of base salary, less applicable withholdings.
         Barry Diamond is Vice President of the Wireless division of SED International, Inc. Mr. Diamond's employment agreement provides an employment term of 3 years commencing on November 11, 1999. The employment agreement also provides for (i) an annual base salary of $156,999 (as of November 1, 2001) (ii) an automobile allowance, and (iii) the possibility of an annual bonus. The Registrant may terminate Mr. Diamond's employment for "good cause" as that term is defined in the employment agreement. In the event of termination for "good cause" the Registrant is obligated to pay Mr. Diamond his base salary up through the date of his termination, less applicable withholding. The Registrant may also terminate Mr. Diamond without good cause, and in this event the Registrant is obligated to pay Mr. Diamond his base salary and benefits for the greater of 12 months or the remaining term of the employment agreement.
         Ronell Rivera is Executive Vice President of Latin America for Sales and Marketing of SED International, Inc. (formerly President of the Latin-American Division of the Registrant). Mr. Rivera's employment agreement is for a term of 3 years, commencing July 1, 2000. The agreement provides for an annual base salary of $196,875 (as of November 1, 2001). The base salary is increased annually in an amount equal to 5%. In addition to his salary the employment agreement provides Mr. Rivera with (i) an automobile allowance, (ii) life insurance coverage, and (iii) the possibility of an annual bonus. The Registrant may terminate Mr. Rivera's employment for "good cause," as defined therein. In the event of termination without "good cause," the Registrant is obligated to pay Mr. Rivera the greater of his base salary for the remaining period of his employment agreement or 12 months of base salary, less applicable withholdings.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 2002, the members of the Compensation Committee were Messrs. Aaron, G. Diamond and Rosenthal. Mr. G. Diamond is the Chief Executive Officer of the Registrant. None of the other members is or has ever been an officer or employee of the Registrant. There were no interlocking relationships between executive officers and members of the Compensation Committee of the Registrant and executive officers and members of the compensation committees of other entities. Except as described under "Lease of Headquarters," in the "Report of the Compensation Committee on Executive Compensation" below, none of the members of the Compensation Committee engaged in transactions or had relationships requiring disclosure under Item 404 of Regulation S-K in fiscal 2002. Except for Gerald Diamond, who serves as Chairman of the Board and Chief Executive Officer of the Registrant and SED International, and Mark Diamond, who serves a President and Chief Operating Officer of the Registrant and SED International, none of the other members of the Board are or have been officers or employees of the Registrant.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

         Executive Compensation Philosophy. The Registrant's executive compensation program is designed to help it identify and retain outstanding executives in the microcomputer and wireless wholesale distribution industry. The Registrant believes this focus will enable it to hire and retain the best executive talent and help it meet its long-range objectives. Key elements of this philosophy include the following:

         - Appeal to executives who are motivated to position the Registrant as a leader in selected markets.
         - Align the financial interests of the executives with those of the shareholders.
         - Provide compensation opportunities that are within the range of those provided by microcomputer and cellular telephone wholesale distribution companies of similar sizes.

         As a result of the emphasis on linking executive compensation to individual and corporate performance, the Registrant's executives may be paid more or less than executives of the Registrant's competitors. As a baseline, the Board and the Compensation Committee support the concept that stock ownership by management and stock-related compensation arrangements are beneficial in enhancing shareholder value and aligning interests among management, the Board and the shareholders.

         Executive Compensation Components. There are two components to the Registrant's executive compensation program: annual cash compensation (which includes base salary and annual cash bonuses) and long-term incentive compensation.

         Base Salary. Base salary in Fiscal 2002 for Gerald Diamond and Jean Diamond was set by an employment agreement between these persons and SED International. The base salary for the other Named Executive Officers was set by the Board.

         Bonuses. For any fiscal year, Gerald Diamond recommends to the Compensation Committee annual cash bonuses for the Registrant's executive officers (excluding himself). The Compensation Committee considers his recommendation and awards bonuses based on that recommendation and on the Committee's own subjective evaluation of the executive's individual leadership and performance in his or her area of responsibility and on the net earnings and return on equity of the Registrant for the fiscal year for which the bonus is to be awarded. Although the Compensation Committee gives the foregoing factors relatively equal weight in its deliberations, its ultimate determination is subjective and is not based on any particular stated individual or Registrant performance objectives. For Fiscal 2002, Mark Diamond received a cash bonus of $10,000 determined under a bonus plan covering Fiscal 2001. Mr. Barry Diamond received $1,750. Gerald Diamond's employment agreement provides for an annual cash bonus in an amount directly related to the Registrant's Pretax Adjusted Annual Income (as defined below) (see "Executive Compensation -- Executive Compensation Report -- CEO Compensation" and "Executive Compensation -- Employment Agreements"). For Fiscal 2002 the Registrant did not attain its Pretax Adjusted Annual Income and no cash bonus was awarded to Mr. Diamond.

         Long-Term Incentives. The long-term incentive compensation program currently consists of stock grant and option plans pursuant to which the Registrant may grant executives and other key employees of the Registrant and its subsidiaries restricted shares of Common Stock and options to purchase Common Stock. Restricted shares of Common Stock granted to key employees are in the nature of a bonus without payment of any consideration by the recipient. The restricted shares become vested at the time or times specified by the committee administering the plan under which the stock grants are made, which may range from immediate vesting to ten years. Prior to vesting, however, recipients of awards have all other rights of a Shareholder, including the right to vote the shares and to receive any dividends declared and paid on the Common Stock so awarded. Generally, the exercise price of options granted under a stock option plan is equal to the fair market value of the underlying shares on the date of grant. Options are exercisable in installments ranging from 20% to 33.3% per year and expire ten years from the date of grant. The Board believes that the stock grant and option plans promote greater interest in the welfare of the Registrant by retaining executives and key employees and allowing them to share in the Registrant's success.

         CEO Compensation. Gerald Diamond's employment agreement with SED International is for a seven year period commencing on July 1, 1998. Thereafter, the term of the agreement is "evergreen" and it renews annually until it is terminated by the Registrant or Mr. G. Diamond pursuant to its terms. The agreement, however, is subject to automatic one-year extensions following the end of each year of employment, unless either SED International or Mr. G. Diamond gives notice within a specified period prior to the end of the year that the employment agreement will not be extended beyond its then-current term. Effective January 1, 2000, Mr. G. Diamond's employment agreement was amended by modifying the change in control provisions of the employment agreement to provide that on the occurrence of a change in control, Mr. G. Diamond will have the option to demand an immediate payment equal to three times the amount to be paid to Mr. G. Diamond for the remainder of the term of the contract, with a minimum term in this event of 12 months. Previously Mr. G. Diamond's contract provided that on a change in control he would receive payments equal to the amounts to be paid under the remaining term of the contract.
         Mr. G. Diamond's employment agreement provides for an annual base salary of $371,564 (as of November 1, 2001), increased annually in an amount based upon increases in the Consumer Price Index. Under the terms of the employment agreement, in addition to annual base salary, Mr. G. Diamond is eligible to receive annual cash bonuses equal to five percent of the Registrant's Pretax Adjusted Annual Income, which means with respect to a given fiscal year (a) the sum of earnings before taxes and minority interests of the Registrant as reported on its audited consolidated statement of operations for such fiscal year, excluding, in all cases, (i) any nonrecurring income and non recurring costs or expenses, which income, costs or expenses are extraordinary in the reasonable opinion of the Board, all as calculated in accordance with generally accepted accounting principles consistently applied, (ii) any interest income or expense and (iii) additional amortization or depreciation or increase in the cost of goods sold resulting from any asset revaluations or goodwill, less (b) $6,000,000. Mr. G. Diamond was not eligible to receive an annual cash bonus under his employment agreement for Fiscal 2002 because the Registrant did not have any Pretax Adjusted Annual Income for that year.
         Mr. G. Diamond's employment agreement also provides him with an automobile allowance, disability insurance coverage and a benefit payable to his surviving spouse, if any, upon his death. Mr. G. Diamond's employment agreement includes a covenant not to compete with SED International or the Registrant for a period of two years following termination of his employment with SED International and the Registrant.
         The Board's philosophy in establishing the base salary and performance bonus structure reflected in Mr. G. Diamond's employment agreement was to consider the pay to chief executive officers of similarly-sized companies in the microcomputer and wireless wholesale distribution industry as a guide and to provide an incentive to Mr. G. Diamond to remain with the Registrant and to continue to grow the business of the Registrant.
         The Board intends to evaluate Mr. G. Diamond's compensation package during fiscal 2002 based on the factors described above and Mr. G. Diamond's duties and responsibilities with respect to management of the Registrant. Any new compensation package that the Board may propose will be subject to the re-negotiation of Mr. G. Diamond's current employment agreement.
         Mr. G. Diamond also is eligible to receive additional compensation under the Registrant's long-term incentive compensation program described above. Other Compensation Plans. The Registrant and SED International maintains employee benefit plans in which the executive officers are permitted to participate on the same terms as other employees including the 401(k) Plan. Effective July 1, 2002, SED International revised the 401(k) plan to provide 401(k) matching for its employees at the discretion of the Board of Directors and is no longer required to match 401(k) funds. The plan does not provide for investments in Common Stock.

         Exchange Plan. In February 2001, the Registrant made an offer to employees of the Registrant to exchange stock options they previously received in the Registrant's 1991 Stock Option Plan (1991 Plan Options) for awards of restricted stock under the Registrant's 1997 and 1999 Stock Option Plan. Under the exchange, an employee received one share of restricted common stock for each option to purchase five shares of common stock surrendered. Employees who exchanged 100% of their 1991 Plan Options were also allowed to exchange options under other Registrant Plans at the same exchange ratio. A similar exchange offer was made to non-employee Directors for options they received in the Registrant's Director Plans and the 1999 Stock Option Plan. Based on the five-for-one exchange ratio, 1,019,889 options were exchanged for awards of 203,978 shares of restricted common stock. The exchanged options had an exercise price from $5.25 to $10.13 and the average exercise price for the exchanged options was $8.78. The total valuation placed on the awards issued was approximately $446,000, based on the closing price of the common stock of $2.19 on February 28, 2001. The exchange increased the number of shares of the Registrant's common stock outstanding by 5.5%, but reduced potential dilutive impact on the Registrant's common stock associated with the 1,019,889 options exchanged and cancelled. Options returned to Plans will be available for re-issuance under those Plans.
         The exchange valuation of $446,000 resulted in non-cash deferred compensation in the amount of $413,000 for the employees' portion of the exchange, and the expense of $33,000 for the immediate vesting of the outside Directors' restricted stock.
         Subsequent to the exchange settlement, stock awards issued to certain officers of the Registrant and its subsidiary, SED International, Inc., were accelerated and immediately vested. The accelerated vesting resulted in the recognition of non-cash awards compensation expense of $462,000.

         Limitations on the Deductibility of Compensation. Pursuant to the 1993 Omnibus Budget Reconciliation Act, a portion of annual compensation payable after 1993 to any of the Registrant's Named Executive Officers would not be deductible by the Registrant for federal income tax purposes to the extent such officer's overall compensation exceeds $1 million. Qualifying performance-based incentive compensation, however, would be both deductible and excluded for purposes of calculating the $1 million base. It has been determined that no portion of anticipated compensation payable to any executive officer in Fiscal 2002 would be non-deductible. The Compensation Committee will continue to address this issue when formulating compensation arrangements for executive officers.

FIVE YEAR PERFORMANCE GRAPH
         The following graph presents a comparison of the cumulative total shareholder return on the Registrant's Common stock with the Nasdaq Stock Market (U.S.) Index and the average performance of a group consisting of the Registrant's peer corporations on a line of business basis. The companies comprising the peer issuers group are Arrow Electronics, Inc; Avnet, Inc.; Ingram Micro Inc.; Merisel, Inc.; and Tech Data Corporation.(1) This graph assumes that $100 was invested on June 30, 1997, in the Registrant's Common Stock and in the other indices and that all dividends were reinvested. The peer corporations were weighted on a market capitalization basis at the time of each reported data point. The stock price performance shown below is not necessarily indicative of future price performance.

                  COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN*
                     AMONG SED INTERNATIONAL HOLDINGS, INC.,
              THE NASDAQ STOCK MARKET (U.S.) INDEX AND A PEER GROUP



[GRAPH OMITTED]
CUMULATIVE TOTAL RETURN



-------------------------------------------------------------------------------------------------------
                         6/97          6/98           6/99           6/00          6/01           6/02
-------------------------------------------------------------------------------------------------------
 SED International
Holdings, Inc.          100.00         63.11          18.45          31.07          8.93           4.48
 NASDAQ Stock
Market (U.S.)           100.00        131.62         189.31         279.93        151.75         103.32
 Peer Group             100.00        106.58          86.64         100.63         78.20          76.31

Note:
     (*) In previous years, the Registrant had included Savoir Technology Group in the "peer issuers group." Savoir Technology Group merged into Avnet, Inc. during March 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
SHARE OWNERSHIP OF DIRECTORS AND OFFICERS
      The following table sets forth certain information as of October 10, 2002 regarding the beneficial ownership of the Registrant's Common Stock by the directors and director nominees of the Registrant, the Registrant's Chief Executive Officer and the Named Executive Officers, all directors and executive officers of the Registrant as a group, and all persons known to the Registrant to beneficially own more than five percent of the outstanding shares of Common Stock. All shares of Common Stock shown in the table reflect sole voting and investment power except as otherwise noted.

                                         AMOUNT AND NATURE
                                          OF BENEFICIAL             PERCENT
NAME OF BENEFICIAL OWNER                    OWNERSHIP               OF CLASS
------------------------                 ------------------        -----------
Stewart I. Aaron                           40,100 (13)                *
Cary Rosenthal                             48,530 (12)                *
Melvyn I. Cohen                            25,000  (1)                *
Ronell Rivera                              29,700  (2)                *
Larry Ayers                                    -- (11)                *
Mark Diamond                              186,625  (3)                4.77%
Barry Diamond                              61,600  (4)                1.58%
Gerald Diamond                            349,956  (5)                8.95%
Jean Diamond                               74,500  (7)                1.90%
SED Associates                             73,426  (6)                1.88%
FMR Corp.                                 480,000  (8)               12.30%
Dimension Fund Advisors, Inc.             264,725  (9)                6.77%
All current directors and executive       816,011 (10)               20.89%
officers as a group (8 persons)

-------------------------

*        Represents less than one percent of the outstanding Common Stock.

(1) The shares owned consist entirely of exercisable options to purchase common stock.

(2) The shares indicated include 3,000 remaining shares of a restricted stock award of 5,000 shares granted April 4, 1998 and 5,250 remaining shares of a restricted stock award of 7,500 shares granted May 10, 1999, both of which vest pro rata over 10 years, 3,134 shares of a restricted stock award granted February 28, 2001, which vest pro rata over 3 years, and 12,500 shares subject to options exercisable within 60 days. Mr. Rivera has sole voting power over all of the shares of restricted stock so awarded to him.

(3) The shares indicated include 3,000 remaining shares of a restricted stock award of 25,000 shares granted May 10, 1999, which vest pro rata over 10 years, and 11,625 shares of a restricted stock award granted February 28, 2001, which vest pro rata over 3 years. Mr. M. Diamond has sole voting power over all of the shares of restricted stock so awarded to him.

(4) The shares indicated include 8,750 remaining shares of a restricted stock award of 12,500 shares granted May 10, 1999, which vest pro rata over 10 years, and 6,067 shares of a restricted stock award granted February 28, 2001, which vest pro rata over 3 years. Mr. B. Diamond has sole voting power over all of the shares of restricted stock so awarded to him.

(5) The shares indicated include 1,956 shares held of record by Gerald Diamond as trustee for the benefit of his grandchildren. The shares do not include shares owned by Jean Diamond, as to which Mr. G Diamond disclaims beneficial ownership. The shares also do not include the shares owned of record by SED Associates of which Mr. G Diamond is deemed the indirect beneficial owner as described in footnote (6) below.

(6) SED Associates is a general partnership of which Gerald Diamond is the managing partner. As managing partner, Mr. G Diamond has sole voting and investment power with respect to the Common Stock owned by SED associates. Therefore, Mr. G Diamond is deemed the indirect beneficial owner of the shares of Common Stock owned of record by SED Associates.

(7) The shares indicated include 50,000 options exercisable within 60 days. Ms. Diamond has sole voting power over all of the shares. The shares indicated do not include 348,000 shares held by Gerald Diamond, the husband of Ms. Diamond, nor 1,956 shares held of record by Gerald Diamond as trustee for the benefit of their grandchildren, as to which Ms. Diamond disclaims beneficial ownership. The shares indicated also do not include the shares owned of record by SED Associates of which Mr. G. Diamond is deemed the indirect beneficial owner as described in footnote (6).

(8) All of the shares indicated are deemed beneficially owned by Fidelity Management & Research Registrant, a wholly-owned subsidiary of FMR Corp., as a result of its serving as investment adviser to Fidelity Low-Priced Stock Fund, the owner of the 480,000 shares. FMR Corp.'s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(9) The shares indicated are owned by several different funds managed by Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th floor, Santa Monica, California 90401-1038.

(10) The shares indicated do not include shares owned by the following former directors: Mr. Joel Cohen, Mr. Elliott Cohen, or Mr. Larry Ayers.

(11) Full ownership information is unavailable. Approximately 245 shares are owned by Mr. Ayres and members of his family as of August 20, 2002. The Registrant is not aware of other beneficial ownership.

(12)     Includes 35,000 options to purchase common stock.

(13)     Includes 30,000 options to purchase common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS WITH RETIRED DIRECTORS AND
OFFICERS

         The Registrant utilizes the legal services of Cohen, Pollock, Merlin, Axelrod & Small, P.C. ("CPMAS") for various matters from time to time. A senior partner and founder of CPMAS -- Mr. Elliot Cohen -- was a director of the Registrant during fiscal 2002. The Registrant does not consider the amounts involved in its transactions with CPMAS to be material in relation to the Registrant's business and believes that any such amounts are not material in relation to the business of CPMAS. Mr. Elliott Cohen resigned from the Board of Directors on August 20, 2002.
         Mr. Larry Ayers resigned his positions as director, Chief Financial Officer and Secretary of the Registrant, and VP-Finance of SED International, Inc. on March 27, 2002 and as Director of SED International Holdings, Inc., on May 8, 2002. As part of a resignation agreement entered into by the Registrant and Mr. Ayers on March 27, 2002, the Registrant agreed that Mr. Ayers' severance package would be $125,000 and his unexercised options were cancelled. Additionally, the Registrant entered into short term consulting arrangement with LGA Consulting, an entity owned and managed by Mr. Ayers. During fiscal 2002, LGA Consulting was paid 16,000 shares of Registrant's Common Stock and $9,635. The Registrant does not consider the amounts involved in its transactions with LGA Consulting to be material in relation to the Registrant's business.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, this 27th day of November, 2002.

                                        SED INTERNATIONAL HOLDINGS, INC.

                                        By:   /s/ Michael P. Levine
                                        ---------------------------
                                        Michael P. Levine
                                        Vice President - Finance, Chief
                                        Financial Officer, Secretary and
                                        Treasurer (principal financial and
                                        accounting officer)

                                 CERTIFICATIONS

         I, Gerald Diamond, certify that:
         1. I have reviewed this amended annual report on Form 10-K/A of SED International Holdings, Inc.;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of SED International Holdings, Inc. as of, and for, the periods presented in this report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Dated: November 27, 2002

                               /s/ Gerald Diamond
                         --------------------------------------
                         Gerald Diamond
                         Chief Executive Officer
                         (Principal Executive Officer)


             I, Michael Levine, certify that:
         1. I have reviewed this amended annual report on Form 10-K/A of SED International Holdings, Inc.;
         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading; and
         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition and results of operations of SED International Holdings, Inc. as of, and for, the periods presented in this report.

[Items 4, 5 and 6 omitted pursuant to the transition provisions of Release No. 34-46427.]

Dated: November 27, 2002

                               /s/ Michael Levine
                         --------------------------------------
                         Michael Levine
                         Chief Financial Officer
                         (Principal Financial Officer)