Form 10-Q
period 2002-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2003-02-14
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at January 27, 2002 was 3,931,367 shares.

SED International Holdings, Inc. and Subsidiaries

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	December 31, 2002	June 30, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,052	$4,371
Restricted cash	0	800
Accounts receivable, net	33,016	33,393
Inventories, net	38,170	36,732
Deferred income taxes	127	113
Prepaid expenses and other current assets	1,779	1,364

Total Current Assets	79,144	76,773
Property, plant and equipment, net	2,977	3,789

TOTAL ASSETS	$82,121	$80,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$31,060	$41,024
Accrued liabilities	4,052	4,390
Short term subsidiary bank debt debt	952	2,396

Total Current Liabilities	36,064	47,810
Revolving credit facility	18,912	4,900

TOTAL LIABILITIES	54,976	52,710
Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, No shares issued and outstanding	—	—
Common stock, $.01 par value; authorized: 100,000,000 shares outstanding: December 31, 2002 – 3,891,060 shares; June 30, 2002 - 3,929,510 shares	56	56
Contributed capital	68,407	68,407
Accumulated deficit	(20,787)	(20,029)
Accumulated other comprehensive loss	(7,473)	(7,499)
Treasury stock, 1,672,160 at December 31, 2002 and 1,633,696 shares at June 30, 2002 at cost	(12,889)	(12,861)
Unearned compensation – stock awards	(169)	(222)
Total Stockholders’ Equity	27,145	27,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,121	$80,562

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,

	2002	2001

REVENUES	$113,700	$110,227
COST of REVENUES	107,901	103,776

GROSS PROFIT	5,799	6,451
OPERATING EXPENSES:
Selling, general and administrative expense	5,144	6,038
Depreciation and amortization expense	414	566
Foreign currency transactions (gain) loss	(1)	(448)

Total Operating Expenses	5,557	6,156

OPERATING INCOME (LOSS)	242	295

OTHER INCOME (EXPENSES):
Interest expense, net	(264)	(229)
Gain (loss) on disposal of assets, net	—	(2)
Other, net	513

Total Other Income (Expense)	249	(231)
EARNINGS BEFORE INCOME TAXES	491	64
INCOME TAX (BENEFIT) EXPENSE	259	194
NET EARNINGS (LOSS)	$232	$(130)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.06	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,799,500	3,886,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

REVENUES	$231,951	$234,063
COST of REVENUES	220,662	221,074

GROSS PROFIT	11,289	12,989
OPERATING EXPENSES:
Selling, general and administrative expense	9,813	14,412
Before cumulative effect of a change in accounting principle	895	1,150
Foreign currency transactions (gain) loss	817	(110)

Total Operating Expenses	11,525	15,452

OPERATING (LOSS)	(236)	(2,462)

OTHER INCOME (EXPENSES):
Interest expense, net	(595)	(510)
Gain (loss) on disposal of assets, net	—	(24)
Other, net	513	—

Total Other Income (Expense)	(82)	(534)

EARNINGS (LOSS) BEFORE INCOME TAXES AND BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(318)	(2,997)

INCOME TAX EXPENSE	440	270

(LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(758)	(3,267)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $75,000		(6,297)

NET (LOSS)	$(758)	$(9,564)

(BASIC AND DILUTED LOSS) COMMON SHARE
Before cumulative effect of a change in accounting principle	$(0.20)	$(0.84)
Cumulative effect of a change in accounting principle	—	(1.63)

Net (loss)	$(0.20)	$(2.47)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,812,748	3,874,500

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

	Common Stock
			Additional		Accumulated Other	Treasury Stock		Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive			Compensation	Shareholders'
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity

Balances, June 30, 2002	5,563	$56	$68,407	$(20,029)	$(7,499)	1,634	$(12,861)	$(222)	$27,852
Amortization of stock awards								53	53
Treasury shares Purchased						18	(28)		(28)
Net loss				(758)					(758)
Translation Adjustments					27				27
Comprehensive loss									(731)
Balance, December 31, 2002	5,563	$56	$68,407	$(20,787)	$(7,472)	1,652	$(12,889)	$(169)	$27,146

(1)	Comprehensive losses for the six months ended December 31, 2002 and 2001 were $(731,000) and $(11,878,000), respectively.

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2002	2001

NET CASH USED BY OPERATING ACTIVITIES	$(14,126)	$(5,115)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(187)	(294)

Net cash used in investing activities	(187)	(294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving bank debt	14,012	7,300
Repayment of foreign Bank debt borrowings	(1,018)	(342)
Repurchase of common stock	(27)	(76)

Net cash provided by financing activities	12,967	6,882

EFFECT OF EXCHANGE RATE CHANGES ON CASH	3,027	(2,314)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,681	(841)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,371	4,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,052	$3,402

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the period for:
Interest	$595	$510
Taxes	440	194

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (E.Store.com, Inc. operations were discontinued during fiscal year 2002) (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period’s financial information to conform with the presentation used in fiscal year 2003. Operating results for the six months ended December 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2002.

2. Credit Facility and Bank Debt

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

The Fleet Agreement also contains certain covenants which, among other things, requires that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $5 million. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company would have had at least $5 million in availability under the Fleet Agreement. The Company’s availability under the Fleet Agreement was $13.3 million on February 3, 2003.

Until October 2002, the Company had a credit agreement with Wachovia Bank N.A. (“Wachovia”), which provided for borrowings under a line of credit of up to $25 million and $35 million at June 30, 2002 and 2001, respectively.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

2. Credit Facility and Bank Debt (continued)

The Wachovia credit agreement was secured by accounts receivable and inventory of SED International, Inc. and required maintenance of certain minimum working capital and other financial ratios and had certain dividend restrictions. The Company was able to borrow at Wachovia’s prime rate (5.25% at September 30, 2002) plus .50% or the Company could fix the interest rate for periods of 30 to 180 days under various interest rate options. The credit agreement required a commitment fee of .50% of the unused commitment and expired November 1, 2002. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended September 30, 2002 were $6.2 million, $13.6 million and 5.25%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for the six months ended December 31, 2002 were $3.2 million, $13.6 million and 5.25%, respectively. At September 30, 2002 the Company was in technical default with certain covenants under the Wachovia credit agreement; however, Wachovia and the Company subsequently waived the covenant violations and amended the agreement to achieve compliance.

The Company presently projects that it will be in compliance with the financial covenants associated with the Fleet Agreement in the future. However, there can be no assurance that the Company will remain in compliance with the Fleet Agreement covenants. If the Company falls out of compliance, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be adversely affected. Full details of the Fleet Agreement are reported on Form 10-K for the year ended June 30, 2002.

The Company’s subsidiary, SED International do Brasil Distribuidora Ltda. operates under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by the subsidiary’s accounts receivable and require the maintenance of certain financial ratios. At December 31, 2002, the Company had $952,398 as compared to $2.4 million at June 30, 2002 of borrowings outstanding under these facilities. The weighted average monthly interest rate under these loan agreements for the six month period ended December 31, 2002 was approximately 2.13%.

3. Restricted Cash

Restricted cash at June 30, 2002 consisted of term deposits pledged as collateral to secure letters of credit which expired during the first and second quarters of fiscal year 2003.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

4. Accounts Receivable

	December 31,	June 30,
	2002	2002

Trade receivables	$34,263	$34,848
Other receivables	513	—
Less: allowance for doubtful accounts	(1,760)	(1,455)

	$33,016	$33,393

5. Inventory

	December 31,	June 30,
	2002	2002

Inventory	$35,167	$34,340
Inventory in transit	3,756	3,383
Less: reserves	(753)	(991)

	$38,170	$36,732

6. Comprehensive Income (Loss)

Comprehensive income (loss) was $276,000 and $(8.2) million, respectively, for the three months ended December 31, 2002 and 2001 and $(731,000) and $(11.9) million respectively, for the six months ended December 31, 2002 and 2001.

7. Other Income

In December of 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorneys’ fees of $96,420.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

8. Segment Reporting

The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United Sates and Latin America.

Financial information by geographic region is as follows:

For the three months
ended December 31, 2002	United States	Latin America	Eliminations	Consolidation

Net Sales:
Unaffiliated customers	$100,841	$12,859		$113,700
Foreign Subsidiaries	(157)		$157

Total	$100,684	$12,859	$157	$113,700

Gross profit	$4,384	$1,415		$5,799
Loss from operations	(136)	378		242
Total assets	101,297	13,776	$(32,952)	82,121
For the three months ended December 31, 2001
Net Sales:
Unaffiliated customers	$91,102	$19,125		$110,227
Foreign subsidiaries	184		$(184)

Total	$91,286	$19,125	$(184)	$110,227

Gross profit	$4,033	$2,401	17	$6,451
Loss from operations	(229)	507	17	295
Total assets	$91,383	$19,406	$(26,757)	$84,032

Sales of products between the Company’s geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the three months	Microcomputer	Wireless Telephone	Shipping and
Ended December 31,	Products	Products	Handling Revenue	Total

2002	$101,879	$11,425	$396	$113,700
2001	104,920	4,949	358	$110,227

Approximately 11.3% and 17.4% of the Company’s net sales for the three months ended December 31, 2002 and 2001, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

8. Segment Reporting (continued)

For the six months
ended December 31, 2002	United States	Latin America	Eliminations	Consolidation

Net Sales:
Unaffiliated customers	$205,295	$26,656		$231,951
Foreign Subsidiaries	19		$(19)

Total	$205,314	$26,656	$(19)	$231,951

Gross profit	$8,318	$2,971		$11,289
Loss from operations	(394)	158		(236)
Total assets	101,297	13,776	$(32,925)	82,121
For the six months ended December 31, 2001
Net Sales:
Unaffiliated customers	$191,513	$42,550		$234,063
Foreign subsidiaries	441		$(441)

Total	$191,954	$42,550	$(441)	$234,063

Gross profit	$8,189	$4,783	17	$12,989
Loss from operations	(1,501)	(979)	17	(2,463)
Total assets	$91,383	$19,406	$(26,757)	$84,032

Sales of products between the Company’s geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category is as follows:

For the six months	Microcomputer	Wireless Telephone	Shipping and
Ended December 31,	Products	Products	Handling Revenue	Total

2002	$206,859	$24,354	$738	$231,951
2001	222,905	10,405	753	$234,063

Approximately 11.5% and 18.2% of the Company’s net sales for the six months ended December 31, 2002 and 2001, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Brazil, Colombia, and Argentina.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

9. Restricted Stock, Stock Options and Other Stock Plans

Effective July, 1, 2002, the Company adopted the fair value method of recording stock-based compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting for stock-based employee compensation. Historically, the Company had elected to follow the Accounting Principals Board Opinion No. 25 Accounting for Stocked issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock-based compensation. Accordingly, no compensation expense has been recognized for stock option plans in the past. The Company has elected to follow the prospective method and all employee awards granted, modified or settled after July 1, 2002 will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Six Months Ended
	December 31		December 31

	2002	2001	2002	2001

Net income (loss), as reported	$232	$(130)	$(758)	$(9,564)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1	—	1	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(194)	(1)	(388)

Pro forma net income (loss)	$232	$(324)	$(758)	$(9,952)

Earnings per share:
As reported	$0.06	$(0.03)	$(0.20)	$(2.47)

Pro forma	$0.06	$(0.08)	$(0.20)	$(2.57)

10. Recently Issued Accounting Standards

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and established a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 will not be amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of July 1, 2001. However, the Company did not complete the required transitional impairment tests until the second quarter ended December 31, 2001. During the three-month period ended December 31, 2001, the Company tested goodwill arising from a prior business combination of an enterprise based in Argentina as of July 1, 2001 primarily utilizing a valuation technique relying on the expected present value of future cash flows. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $6,372,000, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, as of July 1, 2001 in the Company’s Consolidated Statement of Operations for the six-month period ended December 31, 2001. The quarter ended September 30, 2001 was restated to reflect the implementation of SFAS 142 effective July 1, 2001. Prior to the adoption of SFAS 142 on July 2001, the Company amortized this goodwill over an estimated useful life of 30 years.

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had required recognition of the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating the impact of the adoption of this statement.

Effective July 1, 2002, the Company adopted the fair value method defined in SFAS No. 123, Accounting for Stock-Based Compensation. (“SFAS No. 123”). In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation- Transition and Disclosure - an amendment of FASB Statement No. 123. For information regarding the adoption of the fair value method defined in SFAS No. 123, refer to Note 9.

In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. These disclosures are presented in Note 10. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The Company is currently assessing the initial measurement requirements of FIN 45. However, management does not believe that the recognition requirements will have a material impact on the Company’s financial position, cash flows or results of operations.

In January 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“the Issue”). The Issue addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the price of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. While the Company does receive cash consideration from vendors subject to the provisions of the Issue, the Company has not yet completed its evaluation of the potential impact that the Issue may have on its financial statements. The Issue is effective for fiscal periods beginning after December 15, 2002.

11.  Subsequent Event

In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. The Company anticipates taking a charge of approximately $3.5 million related to the disposal of the operations during the March 2003 quarter. The loss on disposal includes non-cash related charges of approximately $3.2 million, including cumulative foreign currency translation losses of $2.5 million, and the write down of accounts receivable, inventory, and other assets.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company, from time to time, makes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements reflect the expectations of management of the Company at the time such statements are made. The reader can identify such forward-looking statements by the use of words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intend(s),” “potential,” “continue,” or the negative of such terms, or other comparable terminology. Forward-looking statements also include the assumptions underlying or relating to any of the foregoing statements.

Actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors including, but not limited to, those set forth under “Risk Factors That May Affect Future Results” below. All forward-looking statements included in this Report on Form 10-Q are based on information available to the Company on the date hereof. The Company assumes no obligation to update any forward-looking statements.

Overview

The Company is an international distributor of microcomputer products, including personal computers, printers and other peripherals, supplies, networking products and wireless telephone products, serving value-added resellers and dealers throughout the United States and Latin America.

Critical Accounting Policies and Estimates

General. Management’s discussion and analysis of the Company’s financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to vendor programs and incentives, bad debts, inventories, investments and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue for products sold at the time shipment occurs and collection of the resulting receivable is deemed probable by the Company. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provision for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping costs are included in cost of sales.

Commitments and Contingencies. During the ordinary course of business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain contingency, or loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5.

Bad Debt. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a monthly basis the Company applies a reserve calculation based on the agings of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company maintains credit insurance for its significant customers.

Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase.

Foreign Currency Translation. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of earnings.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2002	2001	2002	2001

REVENUES	100.0%	100.0%	100.0%	100.0%
COST OF REVENUES	94.9	94.1	95.1	94.4
GROSS MARGIN	5.1	5.9	4.9	5.6
OPERATING EXPENSES:
Selling, general and administrative expense	4.5	5.5	4.2	6.2
Depreciation and amortization expense	0.4	0.5	0.4	0.5
Foreign currency transactions (gain) loss	*	(.4)	.4	*

Total Operating Expenses	4.9	5.6	5.0	6.6

OPERATING LOSS	.2	.3	(.1)	(1.0)

OTHER INCOME (EXPENSES):
Interest income, net	(0.2)	(0.2)	(0.3)	(0.2)
Gain (loss) on disposal of assets, net	*	*	*
Other, net			0.2	*

Total Other Income	0.2	(0.2)	*	(0.2)
EARNINGS (LOSS) BEFORE INCOME TAXES AND BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	.4	*	(.1)	(1.3)
INCOME TAX EXPENSE	.2	.2	.2	.1
EARNINGS (LOSS) BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	.2	(.1)	(.3)	(1.4)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE NET OF INCOME TAX BENEFIT OF 75,000				(2.7)
LOSS FROM CONTINUING OPERATIONS	.2%	(.1)%	(.3)%	(4.1)%

*	less than 0.5%

Three Months Ended September 30, 2002 and 2001

Revenues. Total revenues for the three months ended December 31, 2002 increased 3% to $113.7 million as compared to $110.2 million for the three months ended December 31, 2001. Microcomputer product sales for the three months ended December 31, 2002 decreased 2.9% to $101.9 million as compared to $104.9 million for the three months ended December 31, 2001. The decline in microcomputer product sales for the three months ended December 30, 2002 was due primarily to pricing pressures. Wireless telephone revenues for the three months ended December 31, 2002 increased 131% to $11.4 million as compared to $4.9 million for the three months ended December 31, 2001. The increase in wireless revenues over the prior year quarter is primarily due to expanded product lines and distribution rights.

Information concerning the Company’s domestic and international revenues is summarized below:

	Three Months Ended
	December 31,		Change

	2002	2001	Amount	Percent

United States:
Domestic	$85.4	$72.0	$13.4	18.6%
Export	15.2	19.3	(4.1)	(13.3)
Latin America	12.9	19.1	(6.2)	(32.5)
Elimination	0.2	(0.2)	0.4	200

Consolidated	$113.7	$110.2	$3.5	3.2%

The decrease in sales in Latin America was principally due to lower sales to customers in Brazil, and Argentina associated with more stringent credit standards, a change in sales pricing policies and the decline in the Argentine economy as a whole.

The decline in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 89.6% of the Company’s second quarter net sales compared to 95.2% for the same period last year. Sales of wireless telephone products accounted for approximately 10.0% of the Company’s second quarter net sales compared to 4.5% for the same period last year.

Domestic revenues increased $13.4 million to $85.4 million or 18.6% for the three months ended December 31, 2002 as compared to $72.1 million for the three months ended December 31, 2001. The increase is attributed to the development of additional distribution channels for the Company’s wireless product lines.

During the three months ended December 31, 2002, no one single customer accounted for more than 10% of the Company’s total revenue. For the three months ended December 31, 2001, one customer accounted for 10% of the Company’s total revenue. There can be no assurance that significant customers will continue to purchase products from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Profit Margins. Gross profit margin was $5.8 million or 5.1% for the three months ended December 31, 2002 compared to $6.5 million or 5.9% for the three months ended December 31, 2001. The decrease in the gross profit margin is primarily a result of lower margin sales and overall pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $5.1 million and $6.0 million for the three months ended December 31, 2002 and 2001, respectively. Selling, general and administrative expenses as a percentage of revenues were 5.1% for the three months ended December 31, 2002 as compared to 5.5% for the three months ended December 31, 2001. The decrease is primarily due to the Company’s ongoing efforts to reduced employee cost and general overhead expenses.

Depreciation. Depreciation expense was $414,000 and $566,000 for the three months ended December 31, 2002 and 2001, respectively.

Foreign Currency Transaction. Foreign currency transaction gains for the three months ended December 31, 2002 were $(1,000) as compared to $(414,000) for the three months ended December 31, 2001.

Interest Expense, Net. Interest expense, net was $264,000 and $198,000 for the three months ended December 31, 2002 and 2001, respectively.

Other Income. Other income for the quarter ended December 31, 2002 was approximately $512,935. In December 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The proceeds were recorded net of attorneys’ fees of $96,420.

Provision for Income Taxes. Income tax expense was approximately $258,000 for the three months ended December 31, 2002 as compared to $194,000 for the three months ended December 31, 2001. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Six Months Ended December 31, 2002 and 2001

Revenues. Total revenues for the six months ended December 31, 2002 decreased approximately .9% to $232.0 million as compared to $234.0 million for the six months ended December 31, 2001. Microcomputer product sales for the six months ended December 31, 2002 decreased 7.2% to $206.9 million as compared to $222.9 million for the six months ended December 31, 2001. The decrease in microcomputer product sales for the six months ended December 31, 2002 was due primarily to increased competition and pricing pressures. Wireless telephone revenues for the six months ended December 31, 2002 increased 134% to $24.4 million as compared to $10.4 million for the six months ended December 31, 2001. The increase in wireless revenues is primarily due to expanded product lines and distribution channels.

Information concerning the Company’s domestic and international revenues is summarized below:

	Six Months Ended
	December 31,		Change

	2002	2001	Amount	Percent

United States:
Domestic	$175.7	$156.1	$19.5	12.5%
Export	29.6	35.9	(6.3)	(17.5)
Latin America	26.7	42.5	(15.8)	(37.2)
Elimination	0.0	(0.5)	0.5	103.8

Consolidated	$232.0	$234.0	$(2.0)	(.9%)

Although total revenues for the six month period ended December 31, 2002 were relatively flat, the Company has experienced a shift in its domestic and international revenues from the same period last year. Domestic revenues accounted for approximately 75.7% of overall sales for the six months ended December 31, 2002 compared to 66.7% for the six months ended December 31, 2001 while international revenues accounted for 24.2% and 33.5% for the periods ending December 31, 2002 and December 31, 2001 respectively.

The decrease in revenues in Latin America was principally due to lower sales to customers in Brazil, and Argentina associated with more stringent credit standards, a change in sales pricing policies and the decline in the Argentine economy as a whole.

The decline in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 89.2% of the Company’s sales for the six month period ending December 31, 2002 compared to 95.2% for the same period last year. Sales of wireless telephone products accounted for approximately 11.0% of the Company’s net sales for the six month period ending December 31, 2002 compared to 4.5% for the same period last year.

Domestic revenues increased $19.5 million to $75.7 million or 12.5% for the six months ended December 31, 2002 as compared to $156.1 million for the six months ended December 31, 2001. The increase is attributed to the development of additional distribution channels for the Company’s wireless product lines.

During the six months ended December 31, 2002, no one single customer accounted for more than 10% of the Company’s total revenue. For the six months ended December 31, 2001, one customer accounted for 11.3% of the Company’s total revenue. There can be no assurance that significant customers will continue to purchase products from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Profit Margins. Gross profit margin was $11.3 million or 4.9% for the six months ended December 31, 2002 compared to $13.0 million or 5.5% for the six months ended December 31, 2001. The decrease in the gross profit margin is primarily a result of lower margin sales and overall pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $9.8 million and $14.4 million for the six months ended December 31, 2002 and 2001, respectively. Selling, general and administrative expenses as a percentage of revenues were 4.2% for the six months ended December 31, 2002 as compared to 6.2% for the six months ended December 31, 2001. The decrease is primarily due to the Company’s ongoing efforts to reduced employee cost and general overhead expenses.

Depreciation. Depreciation expense was $895,000 and $1.2 million for the six months ended December 31, 2002 and 2001, respectively.

Foreign Currency Transaction. Foreign currency transaction loss was $817,000 as compared to a gain of $(110,000) for the six months ended December 31, 2002 and 2001, respectively.

Interest Expense, Net. Interest expense, net was $595,000 and $510,000 for the six months ended December 31, 2002 and 2001, respectively.

Other Income. Other income for the six months ended December 31, 2002 was $512,932. In December, 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The proceeds were recorded net of attorney fees of $96,420.

Provision for Income Taxes. Income tax expense of approximately $440,000 for the six months ended December 31, 2002 as compared to $270,000 for the six months ended December 31, 2001. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Financial Condition and Liquidity

Overview. At December 31, 2002 the Company had cash and cash equivalents totaling $6.1 million. At December 31, 2002, the Company’s principal source of liquidity is its $6.1 million of cash and borrowings available under its revolving credit facility. The Company’s availability under the Fleet Agreement was $13.3 million on February 3, 2003. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In October 2002, the Company entered into a three year, $35 million credit facility with Fleet Capital Corporation, which was used in part to pay off the Wachovia Bank borrowings. The Company derives all of its operating income and cash flow from its subsidiaries and relies on such cash flows to satisfy its obligations on a consolidated basis. As the Company continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit the Company’s ability to transfer cash between its domestic and international subsidiaries. The Company has no off-balance sheet arrangements including special purpose entities.

Operating Activities. Cash used by operating activities was $14.1 million and $5.1 million for the six months ended December 31, 2002 and 2001, respectively.

Restricted cash decreased $800,000 to $0 at December 31, 2002 from $800,000 at June 30, 2002. This decrease was due to the expiration of time deposits pledged as collateral to secure letters of credit.

Net trade receivables decreased $900,000 to $32.5 million at December 31, 2002 from $33.4 million at June 30, 2002. The decline in accounts receivable is primarily due to improved collections. Average days sales outstanding at December 31, 2002 were approximately 32 days as compared to 33 days at June 30, 2002. Other receivables at December 31, 2002 increased to $512,932 from $0 at June 30, 2002. This increase is due to the settlement of claims arising out of a dispute with a former insurance broker. The settlement proceeds were received in January 2003.

Inventories increased $1.4 million to $38.2 million at December 31, 2002 from $36.7 million at June 30, 2002. This increase is attributed to slower than expected sales of CPU’s and motherboards, and the procurement of hard drives for future anticipated sales.

Prepaid and other current assets increased $400,000 to $1.8 million at December 31, 2002 from $1.4 million at June 30, 2002 primarily as a result of prepaid insurance policies.

Accounts payable decreased $9.9 million to $31.1 million at December 31, 2002 compared to $41.0 million at June 30, 2002 as a result of the discontinuance of third party financing and accelerated vendor payments that allowed the Company to take advantage of early payment discounts. Accrued liabilities at December 31, 2002 decreased $339,000 compared to June 30, 2002 primarily due to a reduction in employee and tax related accruals.

Investing Activities. During the first six months of 2002, the Company made approximately $187,000 in capital expenditures mainly related to equipment purchases.

Financing Activities. Financing activities generated $13.0 million and $6.9 million for the six months ended December 31, 2002 and 2001, respectively. This increase was primarily due to additional borrowings under the Company’s revolving credit facility.

Borrowings under the revolving credit facility increased $14.0 million to $18.9 million at December 31, 2002 compared to $4.9 million at June 30, 2002. The increase is primarily due to inventory purchases, discontinuance of a third party financing arrangement and the decrease in accounts payables.

Summary. The Company believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the short-term and long-term working capital and liquidity requirements.

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

•	Continuation of distribution agreements - The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would most likely reduce the Company’s profit margin on the affected products.

•	Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and Latin America (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities - The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 2.

•	Cash flows - The Company’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary. The October 2002 credit facility places certain restrictions on the future funding of Latin American operations.

International Business Risks

Approximately 24.2% of the first six months of fiscal 2003 and 33.2% for the six months ended fiscal 2002 revenues were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. The Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk and credit insurance. However, there can be no assurance that these efforts will successfully limit the Company’s currency exchange fluctuation risk.

Ability to Attract and Retain Key Personnel

The Company’s continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or the Company’s inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company’s business, results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk arising from adverse changes in interest rates and foreign exchange. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

Interest Rate Risk

The Company’s cash equivalents and short-term investments and its outstanding debt bear variable interest rates which adjust to market conditions. Changes in the market rate affects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company’s results of operations.

Foreign Currency Exchange

The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, the company recorded foreign currency translation gain as a component of comprehensive loss of approximately $27,000 for the six months ended December 31, 2002.

The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 24.2% of the Company’s total net sales were generated from sales made to resellers located in Latin American countries during the six month period ended December 31, 2002. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, the Company’s foreign subsidiaries procure inventory payable in U.S dollars for resale in their respective countries. Upon settlement of the payables, the Company may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date. During the six months ended December 31, 2002, the company recorded transaction losses of approximately $817,000. At December 31, 2002, the Company’s foreign subsidiaries had approximately $6.2 million in U.S dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record a transaction loss of approximately ($620,000). Conversely, if the value of the dollar declines by 10%, the Company would record a transaction gain of approximately $620,000. The Company was not a party to any hedge transactions as of December 31, 2002.

The information included in the Company’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after December 31, 2002 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains a rigorous set of disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures within 90 days prior to the filing of this Report on Form 10-Q and have concluded that such disclosure controls and procedures are effective.

Subsequent to their evaluation, there have been no significant changes in internal controls or other factors known to management of the Company that could significantly affect internal controls, including any corrective action with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1	Certification Statement of Chief Executive Officer.
Exhibit 99.2	Certification Statement of Chief Financial Officer.

(b)	Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

/s/ Michael Levine

Michael Levine Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: February 13, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Gerald Diamond, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SED International Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Gerald Diamond

Gerald Diamond Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Michael Levine, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SED International Holdings, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 13, 2003

/s/ Michael Levine

Michael Levine Chief Financial Officer (Principal Financial Officer)