Form 10-Q
period 2003-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2003-05-15
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	To

Commission File Number 0-16345

SED International Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

GEORGIA	22-2715444

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4916 NORTH ROYAL ATLANTA DRIVE, TUCKER, GEORGIA	30085

(Address of principal executive offices)	(Zip Code)

(770) 491-8962

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 7, 2003 was 3,891,060 shares.

SED International Holdings, Inc. and Subsidiaries

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31, 2003	June 30, 2002

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$5,555	$4,371
Restricted cash	0	800
Accounts receivable, net	33,380	33,393
Inventories, net	35,571	36,732
Deferred income taxes	143	113
Prepaid expenses and other current assets	1,801	1,364

Total Current Assets	76,450	76,773
Property, plant and equipment, net	2,576	3,789

TOTAL ASSETS	$79,026	$80,562

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$35,956	$41,024
Accrued liabilities	3,786	4,390
Short term subsidiary bank debt	13	2,396

Total Current Liabilities	39,755	47,810
Revolving credit facility	14,850	4,900

TOTAL LIABILITIES	54,605	52,710
Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, No shares issued and outstanding	—	—
Common stock, $.01 par value; authorized: 100,000,000 shares outstanding: March 31, 2003 - 3,891,060 shares; June 30, 2002 - 3,929,510 shares	56	56
Contributed capital	68,440	68,407
Accumulated deficit	(26,076)	(20,029)
Accumulated other comprehensive loss	(4,845)	(7,499)
Treasury stock, 1,672,160 at March 31, 2003 and 1,633,696 shares at June 30, 2002 at cost	(13,052)	(12,861)
Unearned compensation — stock awards	(102)	(222)

Total Stockholders’ Equity	24,421	27,852

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,026	$80,562

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

REVENUES	$94,444	$110,932
COST of REVENUES	90,667	106,163

GROSS PROFIT	3,777	4,769
OPERATING EXPENSES:
Selling, general and administrative expense	4,797	4,827
Depreciation and amortization expense	375	469
Foreign currency transaction loss	138	17

Total Operating Expenses	5,310	5,313

OPERATING LOSS	(1,533)	(544)

OTHER INCOME (EXPENSES):
Interest expense, net	(96)	(79)
Gain (loss) on disposal of assets, net	3	—

Total Other Income (Expense)	(93)	(79)

LOSS BEFORE INCOME TAXES	(1,626)	(623)
INCOME TAX EXPENSE	79	137

LOSS FROM CONTINUING OPERATIONS	(1,705)	(760)
LOSS FROM DISCONTINUED OPERATIONS	(3,585)	(385)

NET LOSS	$(5,290)	$(1,145)

BASIC AND DILUTED LOSS PER COMMON SHARE
Loss from continuing operations	$(0.44)	$(0.20)
Loss from discontinued operations	(0.94)	(0.10)

Net loss per common share	$(1.38)	$(0.30)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,837,000	3,873,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

REVENUES	$318,456	$324,514
COST of REVENUES	303,899	308,860

GROSS PROFIT	14,557	15,654
OPERATING EXPENSES:
Selling, general and administrative expense	13,667	15,715
Depreciation and amortization expense	1,234	1,579
Foreign currency transactions (gain) loss	621	(214)

Total Operating Expenses	15,522	17,080

OPERATING LOSS	(965)	(1,426)

OTHER INCOME (EXPENSES):
Interest expense, net	(419)	(106)
Gain (loss) on disposal of assets, net	3	(19)
Other, net	513	—

Total Other Income (Expense)	97	(125)
LOSS BEFORE INCOME TAXES AND BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(868)	(1,551)
INCOME TAX EXPENSE	519	407

LOSS FROM CONTINUING OPERATIONS	(1,387)	(1,958)
LOSS FROM DISCONTINUED OPERATIONS	(4,660)	(2,455)

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(6,047)	(4,413)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAX BENEFIT OF $75,000		(6,297)

NET LOSS	$(6,047)	$(10,710)

BASIC AND DILUTED LOSS PER COMMON SHARE Loss from continuing operations	$(0.36)	$(0.51)
Loss from discontinued operations	(1.22)	(0.63)

Loss before the cumulative effect of a change in accounting principle	(1.58)	(1.14)
Cumulative effect of a change in accounting principle		(1.62)

Net loss per weighted average common share	$(1.58)	$(2.76)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,821,000	3,874,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars and shares in thousands)
(Unaudited)

					Accumulated
	Common Stock		Additional		Other	Treasury Stock		Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive			Compensation	Shareholders'
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity

Balances, June 30, 2002	5,563	$56	$68,407	$(20,029)	$(7,499)	1,634	$(12,861)	$(222)	$27,852
Amortization of stock awards								(12)	(12)
Stock Awards Cancelled			31				(163)	132
Stock Based Compensation			2						2
Treasury shares Purchased						18	(28)		(28)
Net loss				(6,047)					(6,047)
Reclassification of Cumulative Translation Adj to Earnings					2,756				2,756
Translation Adjustments					(102)				(102)

Comprehensive loss									(3,393)

Balance, March 31, 2003	5,563	$56	$68,440	$(26,076)	$(4,845)	1,652	$(13,052)	$(102)	$24,421

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,

	2003	2002

NET CASH USED BY OPERATING ACTIVITIES	$(9,398)	$(10,060)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(176)	(250)

Net cash used in investing activities	(176)	(250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings under revolving bank debt	9,950	13,600
Repayment of foreign bank debt borrowings	(1,945)	(1,062)
Repurchase of common stock	(28)	(160)

Net cash provided by financing activities	7,977	12,378

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,781	(3,529)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,184	(1,461)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,371	4,243

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,555	$2,782

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (E.Store.com, Inc. operations were discontinued during fiscal year 2002) (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period’s financial information to conform with the presentation used in fiscal year 2003. Operating results for the nine months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2003, or any other interim period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2002.

2.	Discontinued Operations

In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda.. As a result, SED International do Brasil Distribuidora, Ltda. was reported as a disposal of a segment of business in the third quarter 2003. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of March 31, 2003 in accordance with Accounting Principles Board Opinion No. 30.

Results of discontinued operations consist of the following in (000’s):

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31,	March 31,	March 31,	March 31,
	2003	2002	2003	2002

Net sales	$256	$6,467	$8,195	$26,947
Loss from operations before income taxes	(291)	(385)	(1,366)	(2,455)
Provision for income taxes	—	—	—	—

Loss from operations	(291)	(385)	(1,366)	(2,455)
Loss on disposal before income taxes	(3,294)	—	(3,294)
Provision (benefit) for income taxes	—	—	—	—

Loss on disposal of discontinued operations	(3,294)	—	(3,294)	(2,455)

Loss from discontinued operations	$(3,585)	$(385)	$(4,660)	$(2,455)

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

2.	Discontinued Operations (continued)

The net loss from discontinued operations consists of operating losses incurred in the segment and estimated loss on disposal of the segment which includes charges for the following: (i) the write-off of foreign currency translation losses of $2.6 million previously recorded as a component of Stockholders Equity, (ii) equipment (iii) customer accounts receivable (iv) employee termination costs, (v) inventory, and (vi) facility exit and lease termination costs.

At March 31, 2003, SED International do Brasil Distribuidora, Ltda. had assets of $49,000 and third party liabilities of $938,000. The assets include cash of $32,000 and rental deposits of $17,000. Liabilities include accounts payable related to inventory of $785,000, accrued salaries and taxes of $47,000, retirement contributions of $48,000 and other miscellaneous accrued liabilities of $58,000.

SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory.

3.	Restricted Cash

Restricted cash at June 30, 2002 consisted of term deposits pledged as collateral to secure letters of credit, which expired during the first and second quarters of fiscal year 2003.

4.	Accounts Receivable

	March 31,	June 30,
	2003	2002

Trade receivables	$34,988	$34,848
Less: allowance for doubtful accounts	(1,608)	(1,455)

	$33,380	$33,393

5.	Inventory

	March 31,	June 30,
	2003	2002

Inventory	$28,299	$34,340
Inventory in transit	8,286	3,383
Less: reserves	(1,014)	(991)

	$35,571	$36,732

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

6.	Comprehensive Income (Loss)

Comprehensive income (loss) was $(2.7) million and $(2.4) million, respectively, for the three months ended March 31, 2003 and 2002 and $(3.4) and $(14.4) million respectively, for the nine months ended March 31, 2003 and 2002.

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

Financial information by geographic region is as follows:

For the three months
ended March 31, 2003	United States	Latin America	Eliminations	Consolidation

Net Sales:
Unaffiliated customers	$84,908	$9,536		$94,444
Foreign Subsidiaries

Total	$84,908	$9,536		$94,444

Gross profit	$2,676	$1,101		$3,777
(Loss) Income from continuing operations	(1,873)	340		(1,533)
Total assets	101,140	10,562	$(32,676)	79,026
For the three months ended March 31, 2002
Net Sales:
Unaffiliated customers	$102,994	$7,933	$5	$110,932
Foreign Subsidiaries

Total	$102,994	$7,933	$5	$110,932

Gross profit	$3,548	$1,221		$4,769
(Loss) Income from continuing operations	(1,109)	565		(544)
Total assets	$96,309	$17,165	$(11,854)	$101,620

Net sales by product category is as follows:

		Wireless	Shipping and
For the three months	Microcomputer	Telephone	Handling
Ended March 31,	Products	Products	Revenue	Total

2003	$85,683	$8,450	$311	$94,444
2002	104,974	5,599	359	110,932

Approximately 23.1% and 25.5% of the Company’s net sales for the three months ended March 31, 2003 and 2002, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

8.	Segment Reporting (continued)

For the nine months
ended March 31, 2003	United States	Latin America	Eliminations	Consolidation

Net Sales:
Unaffiliated customers	$290,203	$28,253		$318,456
Foreign Subsidiaries	19		$(19)

Total	$290,222	$28,253	$(19)	$318,456

Gross profit	$10,924	$3,563	$70	$14,557
(Loss) Income from continuing operations	(2,337)	1,302	70	(965)
Total assets	$101,140	$10,562	$(32,676)	$79,026
For the nine months ended March 31, 2002
Net Sales:
Unaffiliated customers	$294,512	$30,002		$324,514
Foreign Subsidiaries	435		$(435)

Total	$294,947	$30,002	$(435)	$324,514

Gross profit	$11,737	$3,900	17	$15,654
(Loss) Income from continuing operations	(2,821)	1,378	17	(1,426)
Total assets	$91,383	$19,406	$(26,757)	$84,032

Net sales by product category is as follows:

		Wireless	Shipping and
For the nine months	Microcomputer	Telephone	Handling
Ended March 31,	Products	Products	Revenue	Total

2003	$284,708	$32,804	$944	$318,456
2002	307,399	16,004	1,111	$324,514

Approximately 22.2% and 26.4% of the Company’s net sales for the nine months ended March 31, 2003 and 2002, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

9.	Restricted Stock, Stock Options and Other Stock Plans

Effective July, 1, 2002, the Company adopted the fair value method of recording stock-based compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Historically, the Company had elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock-based compensation. Accordingly, no compensation expense has been recognized for stock option plans in the past. The Company has elected to follow the prospective method and all employee awards granted, modified or settled after July 1, 2002 will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months Ended		Nine Months Ended
	March 31		March 31

	2003	2002	2003	2002

Net loss, as reported	$(5,290)	$(1,145)	$(6,047)	$(10,708)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1	—	2	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1)	(194)	(2)	(581)

Pro forma net loss	$(5,290)	$(1,339)	$(6,047)	$(11,289)

Loss per share:
As reported	$(1.38)	$(0.30)	$(1.58)	$(2.76)

Pro forma	$(1.38)	$(0.35)	$(1.58)	$(2.91)

10.	Credit Facility and Bank Debt

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

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Credit Facility and Bank Debt (Continued)

The Fleet Agreement also contains certain covenants which, among other things, requires that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $5 million. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company would have had at least $5 million in availability under the Fleet Agreement. As of May 7, 2003, the Company’s availability under the Fleet Agreement was $10.3 million. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended March 31, 2003 were $14.7 million, $19.1 million and 3.74%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate from October 7, 2002 through March 31, 2003 were $15.7 million, $23.7 million and 3.96%, respectively.

At March 31, 2003, the Company would not have been in compliance with certain financial covenants under the Fleet Agreement had it breached the $5 million availability threshold. In the future, if the Company were to breach the $5 million threshold and fail to comply with the required financial covenants, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be adversely affected. Full details of the Fleet Agreement are reported on Form 10-K for the year ended June 30, 2002.

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

The Company’s subsidiary, SED International do Brasil Distribuidora Ltda. operates under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by the subsidiary’s accounts receivable and require the maintenance of certain financial ratios. At March 31, 2003, the Company had $13,000 as compared to $2.4 million at June 30, 2002 of borrowings outstanding under these facilities. The weighted average monthly interest rate under these loan agreements for the nine month period ended March 31, 2003 was approximately 2.13%.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

11.	Recently Issued Accounting Standards

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

In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had required recognition of the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on the Company’s financial statements.

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

Commitments and Contingencies. During the ordinary course of business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain contingency, or loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collect ability of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability. The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5.

Bad Debts. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. On a monthly basis the Company applies a reserve calculation based on the aging of its receivables and either increases or decreases its estimate of doubtful accounts accordingly. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company maintains credit insurance for its significant customers.

Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase.

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

Results of Discontinued Operations

In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda.. As a result, SED International do Brasil Distribuidora, Ltda. was reported as a disposal of a segment of business in the third quarter 2003. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of March 31, 2003 in accordance with Accounting Principles Board Opinion No. 30.

At March 31, 2003, SED International do Brasil Distribuidora, Ltda. had assets of $49,000 and third party liabilities of $938,000. The assets include cash of $32,000 and rental deposits of $17,000. Liabilities include accounts payable related to inventory purchases of $785,000, accrued salaries and taxes of $47,000, retirement contributions of $48,000 and other miscellaneous accrued liabilities of $58,000.

SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory. Please refer to Note 2 of the consolidated financial statements for further information regarding the results of operations for the reporting periods.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,

	2003	2002	2003	2002

REVENUES	100%	100%	100%	100%
COST OF REVENUES	96.0	95.7	95.4	95.2

GROSS MARGIN	4.0	4.3	4.6	5.1
OPERATING EXPENSES:
Selling, general and administrative expense	5.1	4.4	4.3	4.8
Depreciation and amortization expense	0.4	0.4	0.4	0.5
Foreign currency transaction loss	0.1	*	.2	*

Total Operating Expenses	5.6	4.8	4.9	5.3

OPERATING LOSS	(1.6)	(.5)	(.3)	(.2)

OTHER INCOME (EXPENSES):
Interest expense, net	(0.1)	*	(0.1)	*
Gain (loss) on disposal of assets, net	*	*	*
Other, net			0.1	*

Total Other Income	(0.1)	(0.1)	*	*
LOSS BEFORE INCOME
TAXES AND BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(1 .7)	(.6)	(.3)	(.2)
INCOME TAX EXPENSE	.1	.1	.2	.1

LOSS BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(1.8)	(.7)	(.5)	(.5)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE NET OF INCOME TAX BENEFIT OF $75,000				(1.9)

LOSS FROM CONTINUING OPERATIONS	(1.8)%	(.7)%	(.5)%	(2.4)%

*	less than 0.5%

Three Months Ended March 31, 2003 and 2002

Revenues. Total revenues for the three months ended March 31, 2003 decreased 14.8% to $94.4 million as compared to $110.9 million for the three months ended March 31, 2002. Microcomputer product sales for the three months ended March 31, 2003 decreased 18.3% to $85.7 million as compared to $105.0 million for the three months ended March 31, 2002. The decline in microcomputer product sales for the three months ended March 31, 2003 was primarily due to the overall general decline in the economy coupled with continued pricing pressures in the market. Wireless telephone revenues for the three months ended March 31, 2003 increased 50.9% to $8.5 million as compared to $5.6 million for the three months ended March 31, 2002. The increase in wireless revenues over the prior year quarter is primarily due to expanded product lines and distribution rights.

Information concerning the Company’s domestic and international revenues is summarized below:

	Three Months Ended
	March 31,		Change

	2003	2002	Amount	Percent

United States:
Domestic	$72.6	$82.6	($10.0)	(12.1%)
Export	12.3	20.4	(8.1)	(39.7)
Latin America	9.5	7.9	1.6	20.7

Consolidated	$94.4	$110.9	($16.5)	(14.8%)

Domestic revenues decreased $10.0 million to $72.6 million or 12.1% for the three months ended March 31, 2003 as compared to $82.6 million for the three months ended March 31, 2002. The decrease is attributed to a decline in hard drive and CPU sales offset by the increase in the Company’s wireless product lines.

The decline in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 90.7% of the Company’s third quarter net sales compared to 94.6% for the same period last year. Sales of wireless telephone products accounted for approximately 8.9% of the Company’s third quarter net sales compared to 5.0% for the same period last year.

The increase in sales in Latin America was principally due to the improving economies in both Argentina and Colombia.

During the three months ended March 31, 2003, one single customer accounted for approximately 10% of the Company’s total revenue. For the three months ended March 31, 2002, one customer accounted for 14.1% of the Company’s total revenue. There can be no assurance that significant customers will continue to purchase products from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Profit Margins. Gross profit margin was $3.8 million or 4.0% for the three months ended March 31, 2003 compared to $4.8 million or 4.3% for the three months ended March 31, 2002. The decrease in the gross profit margin is primarily a result of lower margin sales and overall pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $4.8 million for the three months ended March 31, 2003 and 2002. Selling, general and administrative expenses as a percentage of revenues were 5.1% for the three months ended March 31, 2003 as compared to 4.4% for the three months ended March 31, 2002. During the quarter ended March 2003, the Company recorded termination charges related to a reduction in force of approximately $258,000 and facility reserves of $250,000 for excess space in it’s Miami warehouse. These expenses were partially offset by a reduction in the company’s medical insurance and other reserves of $203,000 and the reduction of the Company’s amortization expense associated with the cancellation of previously granted stock awards of $90,000.

Depreciation. Depreciation expense was $375,000 and $469,000 for the three months ended March 31, 2003 and 2002, respectively.

Foreign Currency Transaction. Foreign currency transaction losses for the three months ended March 31, 2003 were $138,000 as compared to $17,000 for the three months ended March 31, 2002.

Interest Expense, Net. Interest expense, net was $96,000 and $79,000 for the three months ended March 31, 2003 and 2002, respectively. The increase in interest expense is related to increased borrowings under the Company’s credit facility.

Provision for Income Taxes. Income tax expense was approximately $79,000 for the three months ended March 31, 2003 as compared to $137,000 for the three months ended March 31, 2002. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Nine Months Ended March 31, 2003 and 2002

Revenues. Total revenues for the nine months ended March 31, 2003 decreased approximately 1.8% to $318.5 million as compared to $324.5 million for the nine months ended March 31, 2002. Microcomputer product sales for the nine months ended March 31, 2003 decreased 7.5% to $284.7 million as compared to $307.4 million for the nine months ended March 31, 2002. The decrease in microcomputer product sales for the nine months ended March 31, 2003 was due primarily to increased competition, pricing pressures and the overall decline in the economy. Wireless telephone revenues for the nine months ended March 31, 2003 increased 105% to $32.8 million as compared to $16.0 million for the nine months ended March 31, 2002. The increase in wireless revenues is primarily due to expanded product lines and distribution channels.

Information concerning the Company’s domestic and international revenues is summarized below:

	Nine Months Ended
	March 31,		Change

	2003	2002	Amount	Percent

United States:
Domestic	$248.3	$238.7	$9.6	4.0%
Export	42.0	56.3	(14.3)	(25.5)
Latin America	28.2	29.9	(1.7)	(5.5)
Elimination	0.0	(0.4)	0.4	100.0

Consolidated	$318.5	$324.5	$(6.0)	(1.8%)

Although total revenues for the nine-month period ended March 31, 2003 declined $6.0 million or 1.8%, the Company has experienced a shift in its domestic and international revenues from the same period last year. Domestic revenues accounted for approximately 78.0% of overall sales for the nine months ended March 31, 2003 compared to 73.6% for the nine months ended March 31, 2002 while international revenues accounted for 22.1% and 26.4% for the periods ending March 31, 2003 and 2002 respectively.

Domestic revenues increased $9.6 million to $248.3 million or 4.0% for the nine months ended March 31, 2003 as compared to $238.7 million for the nine months ended March 31, 2002. The increase is attributed to the development of additional distribution channels for the Company’s wireless product lines offset by slower demand of microcomputer products.

The decline in the U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 89.4% of the Company’s sales for the nine month period ending March 31, 2003 as compared to 94.7% for the same period last year. Sales of wireless telephone products accounted for approximately 10.3% of the Company’s sales for the nine month period ending March 31, 2003 as compared to 4.9% for the same period last year.

The decrease in revenues in Latin America was principally due to lower sales to customers in Argentina and Colombia associated with more stringent credit standards, a change in sales pricing policies and the decline in the Argentine economy as a whole.

During the nine months ended March 31, 2003, no one single customer accounted for more than 10% of the Company’s total revenue. For the nine months ended March 31, 2002, one customer accounted for 13.7% of the Company’s total revenue. There can be no assurance that significant customers will continue to purchase products from the Company at current levels in the future, and the loss of one or more of these significant customers could have a material adverse affect on the Company’s business, financial condition or results of operations.

Gross Profit Margins. Gross profit margin was $14.6 million or 4.6% for the nine months ended March 31, 2003 compared to $15.7 million or 4.8% for the nine months ended March 31, 2002. The decrease in the gross profit margin is primarily a result of lower margin sales and overall pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $13.7 million and $15.7 million for the nine months ended March 31, 2003 and 2002, respectively. Selling, general and administrative expenses as a percentage of revenues were 4.3% for the nine months ended March 31, 2003 as compared to 4.8% for the nine months ended March 31, 2002. The decrease is primarily due to the Company’s ongoing efforts to reduced employee costs and general overhead expenses

Depreciation. Depreciation expense was $1.2 million and $1.6 million for the nine months ended March 31, 2003 and 2002, respectively.

Foreign Currency Transaction. Foreign currency transaction loss was $621,000 as compared to a gain of ($214,000) for the nine months ended March 31, 2003 and 2002, respectively.

Interest Expense, Net. Interest expense, net was $419,000 and $106,000 for the nine months ended March 31, 2003 and 2002, respectively. This is directly related to the increase in borrowings under the Fleet Agreement.

Other Income. Other income for the nine months ended March 31, 2003 was $512,932. In December, 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The favorable proceeds were recorded net of attorneys’ fees of $96,420.

Provision for Income Taxes. Income tax expense was approximately $519,000 for the nine months ended March 31, 2003 as compared to $407,000 for the nine months ended March 31, 2002. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Financial Condition and Liquidity

Overview. At March 31, 2003 the Company had cash and cash equivalents totaling $5.6 million. At March 31, 2003, the Company’s principal source of liquidity is its $5.6 million of cash and borrowings available under its revolving credit facility. The Company’s availability under the Fleet Agreement was $10.3 million on May 7, 2003. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In October 2002, the Company entered into a three year, $35 million credit facility with Fleet Capital Corporation, which was used in part to pay off the Wachovia Bank borrowings. The Company derives all of its operating income and cash flow from its subsidiaries and relies on such cash flows to satisfy its obligations on a consolidated basis. As the Company continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit the Company’s ability to transfer cash between its domestic and international subsidiaries. The Company has no off-balance sheet arrangements including special purpose entities.

Operating Activities. Cash used by operating activities was $9.4 million and $10.1 million for the nine months ended March 31, 2003 and 2002, respectively.

Restricted cash decreased $800,000 to $0 at March 31, 2003 from $800,000 at June 30, 2002. This decrease was due to the expiration of time deposits pledged as collateral to secure letters of credit.

Net trade receivables were $33.4 million at March 31, 2003 and June 30, 2002. Average days sales outstanding at March 31, 2003 were approximately 32 days as compared to 33 days at June 30, 2002.

Inventories decreased $1.1 million to $35.6 million at March 31, 2003 from $36.7 million at June 30, 2002.

Prepaid and other current assets increased $400,000 to $1.8 million at March 31, 2003 from $1.4 million at June 30, 2002 primarily as a result of prepaid insurance policies.

Accounts payable decreased $5.1 million to $35.9 million at March 31, 2003 compared to $41.0 million at June 30, 2002 as a result of the discontinuance of third party financing and accelerated vendor payments that allowed the Company to take advantage of early payment discounts. Accrued liabilities at March 31, 2003 decreased $600,000 compared to June 30, 2002 primarily due to a reduction in employee and tax related accruals.

Investing Activities. During the first nine months of 2003, the Company made approximately $234,000 in capital expenditures primarily related to equipment purchases. The Company also generated cash of approximately $58,000 through the sale of assets associated with the discontinuance of its Brazilian subsidiary.

Financing Activities. Financing activities generated $7.7 million and $12.4 million for the nine months ended March 31, 2003 and 2002, respectively. This increase was primarily due to additional borrowings under the Company’s revolving credit facility.

Borrowings under the revolving credit facility increased $10.0 million to $14.9 million at March 31, 2003 compared to $4.9 million at June 30, 2002. The increase is primarily due to inventory purchases, discontinuance of a third party financing arrangement and the decrease in accounts payables.

Summary. The Company believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the short-term and long-term working capital and liquidity requirements.

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

•	Continuation of distribution agreements - The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would most likely reduce the Company’s profit margin on the affected products.

•	Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and Latin America (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities - The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 10 of the consolidated financial statements.

•	Cash flows - The Company’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary. The October 2002 credit facility places certain restrictions on the future funding of Latin American operations.

International Business Risks

Approximately 22.1% for the first nine months of fiscal 2003 and 26.4% for the nine months ended fiscal 2002 revenues were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. The Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk and credit insurance. However, there can be no assurance that these efforts will successfully limit the Company’s currency exchange fluctuation risk.

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

Foreign Currency Exchange

The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, the company recorded foreign currency translation loss as a component of comprehensive income of approximately ($3.4) million for the nine months ended March 31, 2003.

The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 22.1% of the Company’s total net sales were generated from sales made to resellers located in Latin American countries during the nine month period ended March 31, 2003. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, the Company’s foreign subsidiaries procure inventory payable in U.S dollars for resale in their respective countries. Upon settlement of the payables, the Company may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the nine months ended March 31, 2003, the company recorded transaction losses of approximately $621,000. At March 31, 2003, the Company’s foreign subsidiaries had approximately $4.4 million in U.S dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record a transaction loss of approximately ($440,000). Conversely, if the value of the dollar declines by 10%, the Company would record a transaction gain of approximately $440,000. The Company was not a party to any hedge transactions as of March 31, 2003.

The information included in the Company’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after March 31, 2003 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

ITEM 4. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Company’s principal executive and financial officers have evaluated these disclosure controls and procedures within 90 days prior to the filing of this Report on Form 10-Q and have concluded that such disclosure controls and procedures are effective.

Subsequent to their evaluation, there have been no significant changes in internal controls or other factors known to management of the Company that could significantly affect internal controls nor any corrective actions with regard to significant deficiencies and material weaknesses

PART II — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On April 1, 2003, the Company filed a report on Form 8-K reporting under Item 5 that Mr. Philip D. Flynt has been promoted from Corporate Controller to the positions of Chief Financial Officer, Vice President — Finance, Secretary and Treasurer

Items 1, 2, 3, 4 and 5 of Part II are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc. (Registrant)

/s/ Philip Flynt Philip Flynt Vice President and Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Date: May 14, 2003

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

Date: May 14, 2003

/s/ Gerald Diamond

Gerald Diamond Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Philip Flynt, certify that:

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

Date: May 14, 2003

/s/ Philip Flynt

Philip Flynt Chief Financial Officer (Principal Financial Officer)