Form 10-K
period 2003-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2003-10-07
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-16345

SED International Holdings, Inc.

(Exact name of Company as specified in its charter)

GEORGIA	22-2715444
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4916 North Royal Atlanta Drive, Tucker, Georgia (Address of principal executive offices)	30085 (Zip Code)

Company’s telephone number, including area code:

770-491-8962
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

(Title of Class)	(Title of Class)

Common Stock, $.01 par value	Common Stock Purchase Rights

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☐

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $2.8 million as of September 11, 2003 based upon the last sale price of the Common Stock as reported on the Over the Counter Bulletin Board on that day. There were 3,875,155 shares of Common Stock, $.01 par value, outstanding at September 11, 2003.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information by reference from portions of the Company’s definitive proxy statement for its 2003 annual meeting of shareholders scheduled to be held on December 10, 2003, which will be filed no later than 120 days after the close of the Company’s fiscal year ended June 30, 2003.

PART I

Item 1.     Business

(a) General Development of Business

      SED International Holdings, Inc., a Georgia corporation, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation (“SED International”), were incorporated in 1986 to take over the operations of the business of the Company’s predecessor, Southern Electronics Distributors, Inc., which was engaged in the wholesale distribution of consumer electronic products. In fiscal 1999, the Company, formerly a Delaware corporation, reincorporated as a Georgia corporation. As used herein, the term “Company” or the “Registrant” means SED International Holdings, Inc. and its subsidiaries, including SED International, unless the context otherwise indicates.

      The Company is a distributor of microcomputer products, including mass storage, imaging, display and wireless products throughout the United States and Latin America. The Company offers to an active base of over 6,500 reseller customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, Epson, Microsoft, LG Electronics, Envision, and IBM, through a dedicated and highly motivated sales force. The Company distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; City of Industry, California; Richardson, Texas; and San Juan, PR. The Company services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina.

      The Company also distributes wireless telephone products in the United States and to Latin America. The Company is a direct distributor of wireless telephone products for LG Infocomm and Audiovox and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Samsung. In fiscal 2003, the Company’s net sales of microcomputer products generated approximately 88.0% of the Company’s total net sales and wireless telephone products represented the remaining 12.0%.

      The shareholders of the Company approved a one-for-two reverse stock split in a special meeting of shareholders held on April 26, 2002. As a result of the reverse split, all holders of the Company’s common stock returned their current share certificates and received new certificates which reduced the number of shares held on a 1 for 2 basis. The new certificates have the same terms as the old certificates. All applicable amounts reflected herein give retroactive effect to the reverse stock split.

      Subsequent to June 30, 2002, the Company terminated its credit facility with Wachovia Bank, NA, and IBM Global Finance. In October 2002, the Company entered into a new credit facility with Fleet Capital Corporation which provides access by the Company to additional credit capacity and liquidity. Additional information about the agreement with Fleet Capital Corporation may be found in the Liquidity and Capital Resources section of this document.

      In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. As a result, SED International do Brasil Distribuidora, Ltda. was reported as a disposal of a business in the third quarter 2003. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of June 30, 2003 in accordance with Accounting Principles Board Opinion No. 30. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Discontinued Operations” and Note 19 of the Company’s Consolidated Financial Statements.

(b) Financial Information about Industry Segments

      The Company operates in only one business segment.

(c) Narrative Description of Business

Products and Vendors

      The Company offers its customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, Microsoft, Envision, and LG Electronics. The Company is a direct distributor of wireless telephone products for LG Infocomm and Audiovox and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Samsung. Microcomputer related products accounted for $364.6 million or 88.0% of the Company’s net sales for fiscal 2003, $399.9 million or 94.0% of net sales in fiscal 2002, and $411.8 million or 92.0% of net sales in fiscal 2001. Approximately $48.5 million or 12.0% of the Company’s net sales for fiscal 2003, $24.0 million or 6.0% of net sales for fiscal 2002, and $33.8 million or 8.0% of net sales for fiscal 2001, consisted of wireless handsets and accessories. The Company continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Company’s vendors generally warrant the products distributed by the Company and allow the return of defective products. Generally, the Company’s authorized distributor agreements with its microcomputer and wireless telephone products vendors permit the Company to sell these vendors’ products in the United States and in designated countries in Latin America.

      As a distributor, the Company incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer and wireless industries and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, the Company seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that the Company can negotiate such provisions in each of its agreements or that such industry practice will continue.

      The Company purchases goods from approximately 170 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors’ products. In fiscal 2003, 2002, and 2001, Maxtor accounted for 44.4%, 40.0%, and 27.9%, respectively, Hewlett Packard accounted for 8.6%, 10.1% and 10.9%, respectively, of the Company’s purchases.

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

      Product orders typically are processed and shipped from the Company’s distribution facilities on the same day an order is received or, in the case of orders received after customary cutoff time, on the next business day. The Company relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products sold within the Latin American markets are either picked up by the customer, or delivered to the customers or their agents from the Company’s Colombia and Argentina facilities. Generally, the Company’s inventory level of products has been adequate to permit the Company to be responsive to its customers’ purchase requirements. From time to time, however, the Company experiences temporary shortages of certain products as its vendors experience increased demand or manufac-

turing difficulties with respect to their products, resulting in smaller allocations of such products to the Company.

Sales and Marketing

      The Company’s sales are generated by a telemarketing sales force, which, on June 30, 2003, consisted of approximately 112 people in sales offices located in Atlanta, Georgia; Miami, Florida; City of Industry, California; Richardson, Texas; San Juan, Puerto Rico; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2003, 49 people focused on sales to customers for export to Latin America and on sales in Colombia and Argentina. Substantially all of the export and Latin American based salespeople are fluent in Spanish or Portuguese. The Company’s Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

      Members of the sales staff are trained through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers’ questions about important new product considerations, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. The Company’s salespeople are able to analyze quickly the Company’s extensive inventory through a sophisticated management information system and recommend the most appropriate solution for each customer, whether that customer is a full-line retailer or an industry-specific reseller.

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

      The Company prides itself on being service oriented and has a number of on-going value-added services intended to benefit both the Company’s vendors and reseller customers. For example, the Company is committed to training its salespeople to be technically knowledgeable about the products they sell. This core competency supplements the sophisticated technical support and configuration services also provided by the Company. The Company believes that its salesperson’s ability to listen to a reseller’s needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to the Company. In addition, the Company provides such other value-added services as new product demonstrations and technical education programs for resellers, configuration services for computer and wireless products, order fulfillment and electronic ordering, and informational assistance through the Company’s web page (www.sedonline.com).

      Management continually evaluates the Company’s product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. The Company’s rapid delivery terms are available to all of its customers, and the Company seeks to pass through its shipping and handling costs to its customers.

      The Company offers various credit terms including, open account, prepay, credit card, and COD to qualifying customers. The Company closely monitors customers’ creditworthiness through its on-line computer system, which contains detailed information on each customer’s payment history and other relevant information. In addition, the Company participates in national and international credit associations that exchange credit rating information on customers. The Company reviews customers credit worthiness based on sales trends, industry trends in a geography, and other factors. The Company establishes reserves for estimated credit losses in the normal course of business and carries credit insurance for larger customers.

Customers

      The Company serves an active, nonexclusive customer base of over 6,500 resellers of microcomputer and wireless handset products. Resellers include value-added resellers, corporate resellers and retailers. The Company believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Company with significant growth opportunities. During fiscal 2003, no single customer accounted for more than 10% of the total company net sales of the Company. The Company believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

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

Seasonality

      The Company’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Quarterly Data; Seasonality.”

Employees

      As of June 30, 2003, the Company had 287 full-time employees, 112 of whom were engaged in telemarketing and sales, 99 in administration and 76 in warehouse management and shipping. Management believes the Company’s relations with its employees are good and the Company has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of the Company’s employees.

SEC Filings

      A copy of Form 10-K will be provided upon written request and without charge. Please send your requests to the attention of Barbara Gay, SED International, Inc., 4916 North Royal Atlanta Drive, Tucker, Georgia 30084.

Financial Information about Foreign and Domestic Operations and Export Sales

      During the fiscal year ended June 30, 1998, the Company began selling directly to customers in Colombia through the Company’s facilities in Bogota, Colombia. During the fiscal year ended June 30, 1999, the Company also began selling directly to customers in Argentina through the Company’s facilities in Buenos Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal year ended June 30, 2003, 2002 and 2001, approximately 22.5%, 26.6% and 33.6%, respectively, of the Company’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 8 and Notes 13, 17 and 19 to the consolidated financial statements of the Company for additional information concerning the Company’s domestic and foreign operations.

Item 2.     Properties

      The Company maintains its executive offices at 4916 North Royal Atlanta Drive in Atlanta, Georgia, where 42 of its sales employees are also located. The Company leases its executive, administrative and sales office from Diamond Chip Group, L.L.C., a Georgia limited liability company comprised of certain minority shareholders and officers of the Company, previously doing business as Royal Park Company, a Georgia general partnership. The lease commenced in April 1999 and expires in September 2006. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $277,000 effective October 1, 2002, with annual increases of three percent through September 30, 2006. The Company has a right of first refusal to purchase the facility should it be offered for sale. The Company believes that the lease of its executive offices is on terms no less favorable than those available from unaffiliated parties.

      The Company maintains warehouse facilities in Atlanta, Georgia; City of Industry, California; Miami, Florida, Richardson, Texas; San Juan, Puerto Rico; Bogota, Colombia and Buenos Aires, Argentina. The Company’s distribution facility in Atlanta, Georgia consists of approximately 100,000 square feet subject to a lease expiring January 31, 2004. Rental payments for this facility are approximately $293,000 per annum. The Company believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Company’s growth plans so require.

      The Company leases its sales and distribution facility in Miami, Florida under a lease expiring March 31, 2004. This facility consists of approximately 61,000 square feet at an annual rental of approximately $463,000 effective April 1, 2002 and increasing to $478,800 effective April 1, 2003.

      The Company also leases an approximately 50,000 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center and sales center for the Company. Annual rental under the lease is approximately $237,000. Pursuant to its terms, the lease will expire on March 31, 2005.

      On April 1, 1998, the Company began leasing an approximately 102,000 square foot distribution facility in Harrisburg, Pennsylvania. The Company was obligated for lease payments of approximately $408,000 per year through March 31, 2003. From June 1, 2000 through December 31, 2000 the Company sublet approximately 51,000 square feet of the facility for approximately $222,000 per year. The Company entered into a sublease for the entire building beginning on October 1, 2001 to cover the entire cost of this facility through the end of the lease on March 31, 2003.

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

      On May 1, 2003, the Company began leasing an approximately 25,700 square foot facility in Richardson, Texas. The facility serves as a sales office and distribution center to service the Company’s customers in the Dallas area. The Company is obligated for lease payments of approximately $115,700 per year through April 30, 2006.

      On January 1 2001, the Company began leasing approximately 3,900 square foot sales and distribution facility in Hato Rey, Puerto Rico. The space was expanded to approximately 5,500 square feet in October 2002 and the Company is obligated for lease payments of approximately $39,000 through December 31, 2003.

Item 3.     Legal Proceedings

      The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4.	Submission of Matters to A Vote of Security Holders

      No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2003.

PART II

Item 5.	Market for the Company’s Common Stock and Related Shareholder Matters

      Until October 4, 2002 the Company’s common stock was traded over the counter and quoted on the Nasdaq National Market System under the symbol “SECX”. The Company received notification on September 27, 2002 from Nasdaq that the Company’s common stock would be delisted from the Nasdaq National Market due to noncompliance with the value of public float requirement of $5,000,000.00 for continued listing on Nasdaq National Market. The Company’s stock price also has fallen below the $1.00 minimum necessary for continued listing on the Nasdaq National Market and Nasdaq Small Cap. The Company does not presently intend to take actions to regain compliance with the Nasdaq National Market or Small Cap listing standards. The Company’s common stock is now traded on the Over-the Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. The Company expects that SED’s ticker symbol (SECX) will remain the same.

      The following table sets forth the high and low sales prices for Company’s common stock as reported for each quarter of fiscal 2003 and 2002 as adjusted for the 1 for 2 recapitalization on April 26, 2002. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Sales Price

	High	Low

Fiscal year 2003
First	$1.49	$0.37
Second	$0.66	$0.15
Third	$0.51	$0.29
Fourth	$1.00	$0.35
Fiscal year 2002
First	$2.38	$1.70
Second	$2.10	$1.30
Third	$2.00	$0.92
Fourth	$2.08	$1.07

      There were 3,875,155 shares of common stock outstanding and approximately 3,000 beneficial owners of the common stock of the Company (including individual participants in securities position listings) as of September 11, 2003.

      The Company has never declared or paid cash dividends on its common stock. The Company currently intends to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including the Company’s earnings and financial condition, capital requirements and other relevant factors. SED International, the earnings of which would be the primary source of any dividend payments, and the Company are parties to a revolving credit agreement which contains certain financial covenants that may impact the Company’s ability to pay dividends in the event the Company should change its policy and choose to issue dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Item 6.	Selected Financial Data Five Year Financial Summary

	Year ended June 30,

	2003	2002	2001	2000	1999

Statement of operations data:
Net sales	$413,148,000	$423,881,000	$445,580,000	$530,789,000	$662,047,000
Cost of sales	393,724,000	403,792,000	420,441,000	500,856,000	638,097,000

Gross profit	19,424,000	20,089,000	25,139,000	29,933,000	23,950,000
Selling, general and admin expenses	24,961,000	20,628,000	24,153,000	23,617,000	39,424,000
Depreciation & amortization expense	1,614,000	2,081,000	2,687,000	2,395,000	3,077,000
Foreign currency transactions loss (gain)	581,000	(9,000)	220,000	96,000	214,000
(Gain) loss disposal of assets	(3,000)	13,000	224,000	(3,000)
Impairment charges	39,000		6,147,000		15,386,000

Operating (loss) income	(7,768,000)	(2,624,000)	(8,292,000)	3,828,000	(34,151,000)
Interest expense — net	470,000	265,000	60,000	147,000	253,000
Other income — net	10,513,000

Income (loss) before income taxes and before cumulative effect of a change in accounting principle and discontinued operations	2,275,000	(2,889,000)	(8,352,000)	3,681,000	(34,404,000)
Income tax (benefit) expense	613,000	(1,390,000)	344,000	578,000	(1,407,000)

Income (loss) from continuing operations	1,662,000	(1,499,000)	(8,696,000)	3,103,000	(32,997,000)
Loss from discontinued operations	(4,742,000)	(3,009,000)	(3,149,000)	(1,414,000)	(4,911,000)

(Loss) income before cumulative effect of a change in accounting principle	(3,080,000)	(4,508,000)	(11,845,000)	1,689,000	(37,908,000)
Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000		6,297,000

Net (loss) income	$(3,080,000)	$(10,805,000)	$(11,845,000)	$1,689,000	$(37,908,000)

Basic and diluted (loss) income per share:
From continuing operations	$0.43	$(0.39)	$(2.40)	$0.92	$(7.59)
From discontinued operations	(1.24)	(0.78)	(0.87)	(0.42)	(1.13)

Before cumulative effect of a change in accounting principle	(0.81)	(1.17)	(3.27)	0.50	(8.72)
Cumulative effect of a change in accounting principle, net of tax		(1.63)

Basic and diluted (loss) income per share	$(0.81)	$(2.80)	$(3.27)	$0.50	$(8.72)

Weighted average number of shares outstanding
Basic	3,816,000	3,862,000	3,618,000	3,364,000	4,349,000
Diluted	3,816,000	3,862,000	3,618,000	3,386,000	4,349,000

	At June, 30

	2003	2002	2001	2000	1999

Balance sheet data:
Working capital	$38,337,000	$28,963,000	$30,539,000	$36,506,000	$45,193,000
Total assets	86,170,000	80,562,000	107,466,000	121,319,000	141,090,000
Long-term obligations less current portion	12,823,000	4,900,000			8,500,000
Shareholders’ equity	27,716,000	27,852,000	42,615,000	55,349,000	52,810,000

      All periods presented have been restated in connection with the February 2003 discontinuance of operations of SED International do Brasil Distribuidora, Ltda. If the non–amortization provisions of SFAS No. 142 had been applied to all periods presented, the 2001, 2000 and 1999 net income would have increased or net loss would have decreased by $433,000, $373,000, and $888,000. 2000 and 1999 have been reclassified in connection with the fiscal 2001 adoption of a new accounting pronouncement.

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

Overview

      The Company is an international distributor of microcomputer products, including personal computers, printers and other peripherals, supplies, and networking products throughout the United States and Latin America. In fiscal 2003, the Company’s net sales to customers in the United States represented approximately 77.5% of total net sales. Net sales for export principally into Latin America and in-country net sales in Colombia and Argentina represented approximately 22.5% of total net sales for fiscal 2003. Net sales of microcomputer products generated approximately 88.0% of total net sales and wireless telephone products represented the remaining 12.0% for fiscal 2003.

      The Company incurred a net loss of $3.1 million on net sales of $413.1 million in fiscal 2003. Net sales during fiscal 2002 and 2001 were $423.9 million and $445.6 million, respectively. The gross profit as a percentage of net sales was relatively flat at 4.7% for fiscal year 2003 as compared to 4.7% in fiscal 2002 and was 5.6% in fiscal 2001. Selling, general and administrative expenses as a percentage of net sales were 6.0% in fiscal 2003, 4.9% in fiscal 2002, and 5.4% in fiscal 2001.

      The Company has incurred a decline in net sales in the United States from fiscal 1999 to 2003. Although net sales in the United States in 2003 compared to 2002 increased by $8.2 million, the net sales improvement in the United States was offset by a $19.0 million decrease in net sales to export and Latin America. The Company has incurred operating losses in both its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in its efforts. Failure to improve margins and reduce overhead could adversely affect the Company’s profitability and financial condition.

      Numerous factors and conditions impact the Company’s ability to adequately achieve its profit goals, including, but not limited to, the following:

•	Continuation of distribution agreements — The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products — From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins — The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit — The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence — The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses — The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and Latin America (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs — The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities — The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company from time to time violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 8.

•	Cash flows — While not presently anticipated, the Company’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary. The October 2002 credit facility places certain restrictions on the future funding of Latin American operations (See Note 8 to the audited consolidated financial statements).

      For the Company’s domestic operations, all purchases and sales are denominated in United States dollars. For the Company’s operations in Colombia and Argentina, in-country transactions are conducted in the respective local currencies of these two locations while import purchases are generally denominated in United States dollars.

Discontinued Operations

      In February 2003, the Company resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda.. As a result, SED International do Brasil Distribuidora, Ltda. was reported as a disposal of a segment of business in the third quarter 2003. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s consolidated balance sheet as of June 30, 2003 in accordance with Accounting Principles Board Opinion No. 30. See Note 19 of the Company’s Consolidated Financial Statements.

      During 2003, the Company recorded a loss from discontinued operations of approximately $4.7 million related to the discontinuance of SED International do Brasil Distribuidora, Ltda. This loss consisted of operating losses incurred in the segment of $1.4 million and an estimated loss on disposal of the segment of $3.3 million which includes charges for the following: (i) the write-off of foreign currency translation losses of $2.6 million previously recorded as a component of shareholders’ equity, (ii) equipment, (iii) customer accounts receivable, (iv) employee termination costs, (v) inventory, and (vi) facility exit and lease termination costs.

      At June 30, 2003, SED International do Brasil Distribuidora, Ltda. had assets of $51,000 and third party liabilities of $848,000. The assets include cash of $22,000 and prepaid taxes of $20,000 and deposits of $9,000. Liabilities include accounts payable related to inventory purchases of $751,000, bank obligations of $15,000 and other miscellaneous accrued liabilities of $82,000.

      SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory. Please refer to Note 19 to the Company’s Consolidated Financial Statements for further information regarding the results of operations for the reporting periods.

Results of Continuing Operations

      The following table sets forth, for the years presented, the percentage of net sales represented by certain items in the Company’s consolidated statements of operations:

	Year Ended June 30,

	2003	2002	2001

Net sales	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	95.30%	95.26%	94.36%

Gross profit	4.70%	4.74%	5.64%
Selling, general and administrative expenses	6.04%	4.87%	5.42%
Depreciation expense	0.39%	0.49%	0.60%
Foreign currency transactions (gain) loss	0.14%	0.00%	0.05%
(Gain) loss on disposal of assets	0.00%	0.00%	0.05%
Impairment charges	0.01%	0.00%	1.38%

Operating loss	(1.88)%	(0.62)%	(1.86)%
Interest expense, net	0.11%	0.06%	0.01%
Other income	2.54%	—	—

(Loss) income from continuing operations before income taxes and before cumulative effect of a change in accounting principle	0.55%	(0.68)%	(1.87)%
Income tax (benefit) expense	0.15%	(0.33)%	0.08%

Basic and diluted (loss) income per share:
(Loss) before cumulative effect of a change in accounting principle	0.40%	(0.35)%	(1.95)%
Cumulative effect of a change in accounting principle, net of $75,000 tax benefit	0.00%	1.49%	0.00%

Net income (loss) from continuing operations	0.40%	(1.84)%	(1.95)%

Fiscal 2003 Compared to Fiscal 2002

      Net sales from continuing operations decreased 2.5%, or $10.8 million, to $413.1 million in fiscal 2003 compared to $423.9 million in fiscal 2002. Information concerning the Company’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change

	2003	2002	Amount	Percent

United States:
Domestic	$320.1	$311.3	$8.8	2.8%
Export	55.3	75.5	(20.2)	(26.8)%
Latin America	37.7	38.0	(.3)	(.9)%
Elimination	(0.0)	(0.9)	0.9	33.3%

Consolidated	$413.1	$423.9	$(10.8)	(2.5)%

      Domestic sales were $320.1 million and $311.3 million in fiscal 2003 and fiscal 2002, respectively. The increase in domestic sales was due primarily to an increase in wireless product sales of $24.5 million offset by a decline in the sales of printers, printer consumables, computer processors and mass storage products. The overall sales decline resulted from a decrease in net sales to customers for export principally to Latin America.

The decrease in U.S. export sales was primarily due to the economic downturn in the Latin American countries the Company does business in.

      Sales of microcomputer products represented approximately 88.0% of the Company’s net sales in fiscal 2003 compared to 94.0% for fiscal 2002. Sales of wireless telephone products accounted for approximately 12.0% of the Company’s net sales in fiscal 2003 compared to 6.0% for fiscal 2002.

      Gross profit decreased $0.7 million to $19.4 million in fiscal 2003, compared to $20.1 million in fiscal 2002. Gross profit as a percentage of net sales remained flat at 4.7% for fiscal 2003 and 2002. Overall, the Company continues to experience pricing pressure in selling products.

      Selling, general and administrative expenses for fiscal 2003 increased 21.0% to $25.0 million, compared to $20.6 million in fiscal 2002. These expenses as a percentage of net sales increased to 6.0% in 2003 compared to 4.9% in fiscal 2002. The increase in selling, general and administrative expenses was primarily due to an increase in bad debt expenses of $0.7 million, professional fees $0.2 million, sales tax liabilities of $1.2 million, and obligations of $3.4 million that arose under the terms of Mr. Gerald Diamond’s employment agreement as a result of his June 2003 death. See Note 18 of the Company’s Consolidated Financial Statements.

      The 2002 cumulative effect adjustment was determined based on an analysis of the Company’s goodwill and the estimated future cash flows of operations associated with such impairment. See Note 3 to the Company’s 2003 consolidated financial statements.

      Depreciation was $1.6 million in fiscal 2003 as compared to $2.1 million in fiscal 2002.

      The results of operations of the Company were adversely affected by the continuing inflationary conditions in Latin America and the fluctuations of the Argentine and Colombian currencies. Since the Company has significant U.S. dollar denominated liabilities in Latin American subsidiaries, the devaluation resulted in foreign currency transaction losses totaling approximately $606,000 in fiscal 2003 as compared to approximately $400,000 in fiscal 2002. See Item 7A for further discussion.

      Net interest expense was $.5 million in fiscal 2003 compared to interest expense of $.3 million in fiscal 2002. This net change resulted primarily from a increase in working capital requirements in fiscal 2003 which in turn resulted in additional borrowings under the Company’s credit facility.

      Other income was $10.5 million at June 30, 2003, and included $10.0 million in proceeds due under two key man life insurance policies held on the life of Gerald Diamond, the Company’s founder and former Chairman and Chief Executive Officer. The insurance proceeds were received in July and August of 2003. Additionally, in December of 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorneys’ fees of $96,420.

      Income tax expense was approximately $613,000 in fiscal year 2003 compared to a benefit of $1.4 million in 2002. In 2002, the Company realized an income tax benefit of $1.9 million resulting from the adjustment of certain income tax liabilities and refunds received in the fourth quarter of 2002 related to recent United States tax legislation which provided for an extension of the period in which net operating losses could be carried back, offset in part by income taxes in Colombia and Argentina. At June 30, 2003, the Company has a gross net operating loss carried forward for U.S. federal tax purposes of approximately $28.7 million and state tax purposes of approximately $34.3 million; expiring at various dates through 2023 and gross net operating loss carry forwards for foreign income tax purposes of approximately $12 million in Brazil, which generally do not expire. At June 30, 2003 and 2002, the Company has recorded valuation allowances for principally all deferred tax assets, except for those relating to Intermaco S.R.L. (Argentina), as there is no assurance that these assets will be realized.

Fiscal 2002 Compared to Fiscal 2001

      Net sales from continuing operations decreased 4.9%, or $21.7 million, to $423.9 million in fiscal 2002 compared to $445.6 million in fiscal 2001.

      Information concerning the Company’s domestic and foreign sales from continuing operations is summarized below:

	Year Ended
	June 30,		Change

	2002	2001	Amount	Percent

United States:
Domestic	$311.3	$295.9	$15.4	5.2%
Export	75.5	105.4	(29.9)	(28.4)%
Latin America	38.0	45.9	(7.9)	(17.2)%
Elimination	(0.9)	(1.6)	0.7	43.4%

Consolidated	$423.9	$445.6	$(21.7)	(4.9)%

      The overall sales decline resulted from an increase in United States domestic net sales and a decline in net sales to customers for export principally to Latin America and a decrease in in-country net sales in Colombia (commenced operations in May 1998 and operating as SED International de Colombia Ltda.) and Argentina (Intermaco S.R.L. acquired in November 1998). In addition, the 74.2% decrease in the value of the Argentine peso and the 4.2% decline in the value of the Colombian peso contributed to the decline in net sales.

      The increase in sales in the United States was primarily due to an increase in sales to large system integrators and the addition of 1,700 new customers. The decrease in U.S. export sales was due primarily to lower sales of printers and printer consumables. Sales of microcomputer products represented approximately 94.0% of the Company’s net sales in fiscal 2002 compared to 92.0% for fiscal 2001. Sales of wireless telephone products accounted for approximately 6.0% of the Company’s net sales in fiscal 2002 compared to 8.0% for fiscal 2001.

      Gross profit decreased $5.0 million to $20.1 million in fiscal 2002, compared to $25.1 million in fiscal 2001. Gross profit as a percentage of net sales decreased to 4.7% in fiscal 2002 from 5.6% in fiscal 2001. The change in gross profit as a percentage of sales was primarily due to lower margins on sales in Latin America and the change in the mix of products sold. Overall, the Company continues to experience pricing pressure in selling products.

      Selling, general and administrative expenses decreased 14.6% to $20.6 million, compared to $24.2 million in fiscal 2001. These expenses as a percentage of net sales decreased to 4.9% in 2002 compared to 5.4% in fiscal 2001.

      The 2002 cumulative effect adjustment and the 2001 non-cash impairment charges were determined based on an analysis of the Company’s goodwill and long-lived assets and the estimated future cash flows of operations associated with such impairment. See Notes 3 and 7 to the Company’s 2003 consolidated financial statements.

      Depreciation and amortization expense was $2.1 million in fiscal 2002 compared to $2.7 million in fiscal 2001.

      The Company recorded a non-cash impairment charge of $6.1 million in fiscal 2001. The non-cash accounting charge was determined based on a detailed analysis of the Company’s long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $5,947,000 in goodwill and approximately $200,000 in property and equipment. Substantially all of the goodwill impairment related to the Company’s acquired export distribution rights in connection with the fiscal 1996 acquisition of substantially all of the net assets of U.S. Computer of North America, Inc. This impairment resulted from a gradual, but, significant, decline in sales volumes and adverse changes in the competitive environment for the distribution of the corresponding product lines. The goodwill was not considered recoverable through other means. The impairment loss of approximately $200,000 related to the Company’s property and equipment in certain domestic assets. Management estimated the undiscounted cash flows to be generated by the assets for the respective operations and compared them to their carrying values. Since the estimated undiscounted future cash flows were less than the carrying value of the assets, the carrying values were adjusted to estimated fair values.

      The results of operations in fiscal 2001 were adversely affected by inflationary conditions in Latin America. In fiscal 2001, the company recorded transaction losses of $220,000 related to U.S. denominated liabilities.

      Net interest expense was $0.3 million in fiscal 2002 compared to interest expense of $60,000 in fiscal 2001. This net change resulted primarily from an increase in working capital requirements in fiscal 2002.

      In fiscal 2002, the Company realized an income tax benefit of $1.9 million resulting from the adjustment of certain income tax liabilities and refunds received in the fourth quarter of 2002 related to recent United States tax legislation which provided for an extension of the period in which net operating losses could be carried back, offset in part by income taxes in Colombia and Argentina. At June 30, 2001 and 2002, the Company had a gross net operating loss carried forward for U.S. federal tax purposes of approximately $23 million and state income tax purposes of $28 million expiring at various dates through 2022 and gross net operating loss carry forwards for foreign income tax purposes of approximately $10 million in Brazil, which generally do not expire. At June 30, 2002 and 2001, the Company has recorded valuation allowances for principally all deferred tax assets, except for those relating to Intermaco S.R.L., as there is no assurance that these assets will be realized. Income tax expense was $0.3 million in fiscal 2001 and was primarily related to income taxes in the Company’s Latin American operations.

Quarterly Data

      The following table sets forth certain unaudited quarterly historical consolidated financial data for each of the Company’s last eight fiscal quarters ended June 30, 2003. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. The Company’s interim financial statements for the quarter ended September 30, 2001 have been restated in connection with the Company’s adoption of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets, subsequent to the issuance of the September 30, 2001 interim financial statements. The net loss as reported was $3,137,000 as compared to a net loss of $9,434,000 as restated. In addition, all per share amounts in the following table give retroactive effect to the one-for-two reverse stock split on April 26, 2002. This information should be read in conjunction with the consolidated financial statements and Notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Quarter Ended

	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2001	2001	2002	2002	2002	2002	2003	2003

	(In thousands, except per share data)
Net sales	$111,037	$102,545	$110,932	$99,367	$113,581	$110,431	$94,444	$94,692
Gross profit	5,389	5,496	4,769	4,435	5,223	5,557	3,777	4,867
Operating income (loss)	(1,085)	207	(544)	(1,202)	244	323	(1,529)	(6,806)
Net income (loss) from continuing operations	(1,215)	19	(761)	458	(116)	434	(1,705)	3,049
Net loss from discontinued operations	(1,922)	(149)	(385)	(553)	(873)	(202)	(3,585)	(82)
Net income (loss) before change in accounting principle	(3,137)	(130)	(1,146)	(95)	(989)	232	(5,290)	2,967
Net income (loss)	$(9,434)	$(130)	$(1,146)	$(95)	$(989)	$232	$(5,290)	$2,967

Income (loss) per share:
From continuing operations	(0.31)	0.00	(0.20)	0.10	(0.03)	0.11	(0.44)	0.80
From discontinued operations	(0.50)	(0.03)	(0.10)	(0.12)	(0.23)	(0.05)	(0.94)	(0.02)

Before change in accounting principle	$(0.81)	$(0.03)	$(0.30)	$(0.02)	$(0.26)	$0.06	$(1.38)	$0.78

After change in accounting principle	$(2.44)	$(0.03)	$(0.30)	$(0.02)	$(0.26)	$0.06	$(1.38)	$0.78

Fourth Quarter Adjustments

      In the fourth quarter of fiscal 2003, the Company recorded certain expense adjustments related to changes in estimates of obligations related to sales and use tax liabilities of $1.2 million; bad debt expense of $2.1 million, $3.4 million related to benefits due under Mr. Diamond’s employment agreement (See Note 18 of the Company’s Consolidated Financial Statements) and income for insurance proceeds of $10.0 million. These fourth quarter adjustments resulted in a decrease to the net loss of approximately $.86 per share for fiscal year 2003.

      In the fourth quarter of fiscal 2002, the Company recorded certain adjustments related to changes in estimates associated with unclaimed property liabilities ($1.2 million), and the adjustment of income tax liabilities and the accrual of refunds receivable under recently enacted tax legislation ($1.9 million). These fourth quarter adjustments resulted in a reduction of the net loss of approximately $777,000 or $.20 per share for fiscal year 2002.

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

      Operating activities used, ($.6) million of cash in fiscal 2003 and provided $1.0 million and $2.3 million of cash in fiscal 2002 and 2001, respectively. The cash used in operating activities in fiscal 2003 resulted primarily from an increase in other receivables of $10.0 million, other assets of $.1 million, and accounts payable and accrued liabilities of $.7 million which were partially offset by decreases in restricted cash of $.8 million, trade receivables of $1.2 million, inventories of $3.1 million, other non-cash items of $6.9 million and the net loss of $3.1 million. In fiscal year 2002, the Company had net cash flows from operating activities in spite of the $10.8 million loss which was the result of a non-cash impairment charge of $6.4 million affecting fiscal 2002, while the net effect of changes in operating accounts provided an additional $5.8 million in cash flow. In fiscal year 2001, the Company had net cash flows from operating activities in spite of the $11.8 million loss which was the result of significant non-cash charges affecting fiscal 2001, while the net effect of changes in operating accounts had no significant effect on cash flows. Net cash provided by operations in 2001 resulted primarily from decreases of $4.5 million in accounts receivable and $1.1 million in accrued and other liabilities, which was partially offset by a $4.8 million increase in inventory and $0.4 million increase in accounts payable.

      Investing activities used $.2 million, $.3 million and $2.3 million of cash in fiscal 2003, 2002 and 2001, respectively. The primary use of cash in fiscal 2003 and 2002 was for the purchase of equipment for $.2 million and $.3 million respectively. The use of cash in fiscal 2001 was primarily for the purchase of computer equipment for $.8 million and for additional payments related to the purchase of Intermaco S.R.L. amounting to $1.5 million.

      Financing activities provided $5.9 million of cash in fiscal 2003, provided $4.5 million of cash in fiscal 2002 and used $.4 million of cash in fiscal 2001. The net cash provided in fiscal 2003 and 2002 was primarily related to bank borrowings on the revolving line of credit. The net cash used in financing activities in fiscal 2001 primarily related to repayment of short-term borrowings by subsidiaries.

      The Company’s cash flows were adversely affected by the unfavorable changes in exchange rates in the Latin American countries in which the Company does business in fiscal years 2003, 2002 and 2001. The exchange rate changes had the effect of using approximately $4.5 million in cash for the year ended June 30, 2003 as compared to using $5.1 million in fiscal 2002 and $2.0 million in fiscal 2001.

      Subsequent to June 30, 2002, the Company terminated its credit agreement with Wachovia Bank N.A. (“Wachovia”), as amended, from time to time, which provided for borrowing under a line of credit of up to $25 million ($35 million at June 30, 2001). At June 30, 2002 and 2001, the Company had borrowings of $4.9 million and no borrowings, respectively, outstanding under this facility. Maximum borrowings under the Wachovia credit agreement were generally based on eligible accounts receivable and inventory (as defined in the credit agreement) less a $9.5 million reserve. This reserve could be drawn upon, if necessary, to finance obligations to IBM Credit Corporation (“IBM”), which financed the Company’s purchases from certain vendors. Available borrowings under this agreement, based on collateral limitations at June 30, 2002 and 2001 were $9.9 million and $23.5 million, respectively ($9.5 million of which would only be available to finance obligations due to IBM for both years, if necessary).

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

      The Fleet Agreement also contains certain covenants which, among other things, requires that if the Company’s availability is less than $5.0 million at anytime during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5.0 million threshold is breached the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $5 million. The Company has maintained at least $5 million in availability under the Fleet Agreement since its inception on October 7, 2002. The Company’s availability under the Fleet Agreement net of reserves of $2.1 million for outstanding Letters of Credit was $9.6 million on October 3, 2003. Average borrowings, maximum borrowings, and weighted average interest rate for fiscal 2003 were $14.1 million, $23.7 million and 3.85% respectively.

      At June 30, 2003, the Company would not have been in compliance with certain financial covenants under the Fleet Agreement had it breached the $5.0 million availability threshold. In the future, if the Company were to breach the $5.0 million threshold and fail to comply with the required financial covenants, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be adversely affected.

      The Company’s subsidiary, SED International do Brasil Distribuidora Ltda., operations of which have been discontinued, operated under line of credit agreements with several Brazilian banks. Interest rates on borrowings were negotiated at the time of borrowing. The credit agreements were secured by the subsidiary’s accounts receivable and require the maintenance of certain financial ratios. At June 30, 2003, the Company had $15,000 of borrowings outstanding under these facilities. For the year ended June 30, 2003, average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2003 were $.9 million, $2.5 million, and 25.8% respectively.

      At June 30, 2003, the Company’s subsidiary, SED International de Colombia Ltda. had no bank borrowings. In addition, the Colombian subsidiary had no significant borrowings at any time during fiscal 2003.

      The carrying value of all bank debt at June 30, 2003 and 2002 approximates its fair value based on floating market interest rates under these debt agreements.

      Future rent obligations under operating leases is approximately $2.4 million over the next four years. See Note 10 to the 2003 consolidated financial statements.

      Management believes that its credit agreements together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 2004. However, no assurance can be given that the Company will be able to remain in compliance with the financial covenants associated with the Fleet Agreement, or that the Company will be able to continue to obtain credit from its vendors in the future. Failure to maintain compliance under the Fleet Agreement or obtain vendor lines of credit could significantly and adversely affect the Company’s business operations.

     Critical Accounting Policies and Estimates

     Allowance for Doubtful Accounts — Methodology

      An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectibility of specific accounts. Management evaluates the collectibility of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Management does not believe the estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers, subject to certain limitations. See Note 15 under Item 8 for a summary of the movement of the allowance for doubtful accounts.

     Inventories — Slow Moving and Obsolescence

      Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, including price protections, the risk of loss associated with obsolete or slowing moving inventories would increase. The Company’s reserve for obsolete and slowing moving inventories was approximately $1,052,000 at June 30, 2003 or 3.08% of gross inventories.

     Accrued Liabilities

      The Company has recorded liabilities for certain sales tax liabilities, escheat liabilities, and employment agreement obligations. The recording of these liabilities requires the Company to make judgments and estimates. Certain of the estimates are highly subjective and may be subject to change in the future. At June 30, 2003 the Company has accrued its best estimate of the amounts which will ultimately be required to be paid in connection with such matters.

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

Foreign Currency Exchange

      The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, the Company recorded foreign currency translation gain as a component of comprehensive income of approximately $0.2 million for the fiscal year ended June 30, 2003.

      The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 22.5% of the Company’s total net sales were generated from sales made to resellers located in Latin American countries during the twelve-month period ended June 30, 2003. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, the Company’s foreign subsidiaries procure inventory payable in U.S. dollars for resale in their respective countries. Upon settlement of the payables, the Company may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the year ended June 30, 2003, the Company recorded transaction losses of approximately $581,000. At June 30, 2003, the Company’s foreign subsidiaries had approximately $2.4 million in U.S. dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record a transaction loss of approximately ($240,000). Conversely, if the value of the dollar declines by 10%, the Company would record a transaction gain of approximately $240,000. The Company was not a party to any hedge transactions as of June 30, 2003.

      The information included in the Company’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after June 30, 2003 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

      Since January 1, 2002, Argentina has experienced annual inflation rates of approximately 10.0%. While the Argentine government together with the International Monetary Fund is seeking remedies, no assurance can be given that the economic situation in Argentina will stabilize. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the USD. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on the Company’s business, results of operations, financial condition, and ability to make payments on the Company’s indebtedness and on the Company’s common stock market price. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance. Please refer to Note 17 of the Company’s Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

Board of Directors

SED International Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of SED International Holdings, Inc. and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SED International Holdings, Inc. and subsidiaries as of June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

October 3, 2003

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,849,000	$4,371,000
Restricted cash		800,000
Trade accounts receivable, less allowance for doubtful accounts of $2,749,000 (2003) and $1,455,000 (2002)	34,261,000	33,393,000
Other receivables	10,029,000
Inventories	33,098,000	36,732,000
Deferred income taxes	153,000	113,000
Other current assets	1,578,000	1,364,000

Total current assets	83,968,000	76,773,000
Property and equipment — net	2,202,000	3,789,000

Total assets	$86,170,000	$80,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,470,000	$41,024,000
Accrued and other current liabilities (including $3,400,000 to a related party in 2003)	8,146,000	4,390,000
Short term subsidiary bank debt	15,000	2,396,000

Total current liabilities	45,631,000	47,810,000
Revolving credit facility	12,823,000	4,900,000

Total liabilities	58,454,000	52,710,000
Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued
Common stock, $.01 par value; 100,000,000 shares authorized, 5,563,206 (2003) and 5,563,206 (2002) shares issued, 3,875,861 (2003) and 3,929,510 (2002) shares outstanding	56,000	56,000
Additional paid-in capital	68,442,000	68,407,000
Accumulated deficit	(23,109,000)	(20,029,000)
Accumulated other comprehensive loss	(4,531,000)	(7,499,000)
Treasury stock, 1,687,345 (2003) and 1,633,696 (2002) shares, at cost	(13,052,000)	(12,861,000)
Unearned compensation — stock awards	(90,000)	(222,000)

Total shareholders’ equity	27,716,000	27,852,000

Total liabilities and shareholders’ equity	$86,170,000	$80,562,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	2003	2002	2001

Net sales	$413,148,000	$423,881,000	$445,580,000
Cost of sales	393,724,000	403,792,000	420,441,000

Gross profit	19,424,000	20,089,000	25,139,000
Selling, general and administrative expenses	24,961,000	20,628,000	24,153,000
Depreciation and amortization expense	1,614,000	2,081,000	2,687,000
Foreign currency transactions loss (gain)	581,000	(9,000)	220,000
(Gain) loss disposal of assets	(3,000)	13,000	224,000
Impairment charges	39,000		6,147,000

Operating loss	(7,768,000)	(2,624,000)	(8,292,000)
Interest expense — net	470,000	265,000	60,000
Other income, net	10,513,000

(Loss) income before income taxes and before cumulative effect of a change in accounting principle	2,275,000	(2,889,000)	(8,352,000)
Income tax expense (benefit)	613,000	(1,390,000)	344,000

(Loss) income from continuing operations	1,662,000	(1,499,000)	(8,696,000)
Loss from discontinued operations	(4,742,000)	(3,009,000)	(3,149,000)

Loss before cumulative effect of a change in accounting principle	(3,080,000)	(4,508,000)	(11,845,000)
Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000		6,297,000

Net loss	$(3,080,000)	$(10,805,000)	$(11,845,000)

Basic and diluted (loss) income per share:
From continuing operations	$0.43	$(0.39)	$(2.40)
From discontinued operations	(1.24)	(0.78)	(0.87)

Before cumulative effect of a change in accounting principle	(0.81)	(1.17)	(3.27)
Cumulative effect of a change in accounting principle, net of tax		(1.63)

Basic and diluted loss per share	$(0.81)	$(2.80)	$(3.27)

Weighted average number of shares outstanding:
Basic	3,816,000	3,862,000	3,618,000
Diluted	3,816,000	3,862,000	3,618,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock
				Retained	Accumulated
			Additional	Earnings	Other	Treasury Stock		Unearned	Total
		Par	Paid-In	(Accumulated	Comprehensive			Compensation	Stockholders’
	Shares	Value	Capital	Deficit)	Loss	Shares	Cost	Stock Awards	Equity

BALANCE JUNE 30, 2000	5,563,456	$56,000	$70,600,000	$2,621,000	$(1,583,000)	1,876,012	$(15,515,000)	$(830,000)	$55,349,000
Stock awards issued			(1,241,000)			(203,978)	1,687,000	(446,000)
Amortization of stock awards								814,000	814,000
Stock awards cancelled	(250)		(2,000)					4,000
Treasury shares purchased						770	(2,000)		(22,000)
Issuance of common stock for business acquired						9,924	(22,000)
			(940,000)			(150,000)	1,240,000		300,000
Net loss				(11,845,000)					(11,845,000)
Translation adjustments					(1,981,000)				(1,981,000)

Comprehensive earnings									(13,826,000)

BALANCE JUNE 30, 2001	5,563,206	56,000	68,417,000	(9,224,000)	(3,564,000)	1,532,728	(12,612,000)	(458,000)	42,615,000
Stock awards issued			(99,000)			(16,000)	126,000	(27,000)
Amortization of stock awards								158,000	158,000
Stock awards cancelled			89,000			23,938	(194,000)	105,000
Treasury shares purchased						93,030	(181,000)		(181,000)
Net loss				(10,805,000)					(10,805,000)
Translation adjustments					(3,935,000)				(3,935,000)

Comprehensive loss									(14,740,000)

BALANCE JUNE 30, 2002	5,563,206	56,000	68,407,000	(20,029,000)	(7,499,000)	1,633,696	(12,861,000)	(222,000)	27,852,000
Stock awards cancelled			31,000			15,185	(163,000)	132,000
Stock based compensation			4,000						4,000
Treasury shares purchased						38,464	(28,000)		(28,000)
Net loss				(3,080,000)					(3,080,000)
Reclassification of cumulative translation adjustment reclassified to the statement of operations					2,756,000				2,756,000
Translation adjustments					212,000				212,000

Comprehensive loss									(112,000)

BALANCE JUNE 30, 2003	5,563,206	$56,000	$68,442,000	$(23,109,000)	$(4,531,000)	1,687,345	$(13,052,000)	$(90,000)	$27,716,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2003	2002	2001

Operating activities:
Net loss	$(3,080.000)	$(10,805,000)	$(11,845,000)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment charges for long-lived assets, including cumulative effect of a change in accounting principle in 2002	100,000	6,365,000	6,547,000
Depreciation and amortization	1,666,000	2,146,000	2,824,000
Compensation stock awards	4,000	158,000	814,000
Provision for losses on accounts receivable	2,302,000	1,638,000	4,476,000
Reclassification of cumulative translation adjustment	2,756,000
Changes in assets and liabilities
Restricted cash	800,000	(100,000)
Trade accounts receivable	1,158,000	2,661,000	4,471,000
Other receivable	(10,029,000)
Inventories	3,096,000	707,000	(4,774,000)
Deferred income taxes		242,000	5,000
Other assets	(118,000)	1,661,000	537,000
Trade accounts payable	(2,636,000)	(1,562,000)	373,000
Accrued and other current liabilities	3,336,000	(2,106,000)	(1,136,000)

Net cash (used in) provided by operating activities	(645,000)	1,005,000	2,292,000

Investing activities:
Purchase of equipment	(217,000)	(349,000)	(842,000)
Purchase of businesses, net of cash acquired			(1,462,000)

Net cash used in investing activities	(217,000)	(349,000)	(2,304,000)

Financing activities:
Net proceeds of revolving credit facility	7,923,000	4,900,000	(2,304,000)
Net repayments of short term bank debt of foreign subsidiaries	(2,040,000)	(174,000)	(356,000)
Purchase of treasury stock	(28,000)	(181,000)	(22,000)

Net cash provided by (used in) financing activities	5,855,000	4,545,000	(378,000)
Effect of exchange rate changes on cash	(4,515,000)	(5,073,000)	(1,981,000)

Increase (decrease) in cash and cash equivalents	478,000	128,000	(2,371,000)
Cash and cash equivalents
Beginning of year	4,371,000	4,243,000	6,614,000

End of year	$4,849,000	$4,371,000	$4,243,000

Supplemental Disclosures of Cash Flow Information —
Cash paid (received) during the year for
Interest paid	$758,000	$1,133,000	$514,000
Income tax (refunds) payments	$613,000	$(777,000)	$414,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2003, 2002, 2001

1.     Summary Of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil, Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., (collectively the “Company”). All intercompany accounts and transactions have been eliminated. The operations of SED International do Brasil, Ltda. were discontinued in the third quarter of fiscal 2003. See Note 19.

      Description of Business — The Company is a wholesale distributor of microcomputers, computer peripheral products and wireless telephone products, serving value-added resellers and dealers in the United States and Latin America. The Company does not require collateral from its customers.

      Risks and Uncertainties — The Company has at various times incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in connection with these efforts. Failure to effectively implement the plan could adversely affect the Company’s profitability and financial condition.

      Numerous factors and conditions impact the Company’s ability to achieve its profit goals, including, but not limited to, the following:

•	Continuation of distribution agreements — The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products — From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins — The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit — The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence — The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses — The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and most Latin American countries (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs — The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in all of the countries in which the Company operates in Latin

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities — The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 8.

•	Cash flows — While not presently expected, the Company’s continued operation in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by the subsidiary). The October 2002 credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters restrict the Company’s ability to repatriate cash flows to the United States.

      Revenue Recognition — Sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit subject to certain limitations. Returns have historically not been significant. Provision for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping and handling costs are included in cost of sales.

      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company generally does not require collateral from its customers.

      Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those difference could be significant.

      Cash Equivalents — Cash equivalents are short-term investments purchased with a maturity of three months or less.

      Accounts Receivable — Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts.

      Allowance for Doubtful Accounts — An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Management does not believe the estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers, subject to certain deductible limitations. Uncollectible accounts are written-off against the allowance for doubtful accounts.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $11,136,000 at June 30, 2003 and $3,383,000 at June 30, 2002. Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase.

      Property and Equipment — Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related asset, which generally range from three to seven years. Leasehold improvements are amortized ratably over the lesser of the useful lives of the improvements or the related lease terms.

      Long-Lived Assets and Impairment — The Company periodically reviews long-lived assets, for impairment based on judgments as to the fair value of such assets primarily based upon future undiscounted cash flows from related operations. Based on the information available, an impaired asset is written down to its estimated fair market value generally measured by discounting estimated future cash flows. See Note 3 and Note 7.

      Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of operations. See Note 17.

      Earnings Per Common Share (EPS) — Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent additional common shares assumed to be issued. For the years ended June 30, 2003, 2002, and 2001 (fiscal 2003, 2002, and 2001, respectively) options for approximately 801,000, 969,000, and 321,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.

      Fair Value of Financial Instruments — Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate their fair value.

      Reclassifications — Certain prior year balances have been reclassified to conform with the current year presentation.

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

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisition was recorded under the purchase method of accounting. The operating results of the acquired business is included in the Company’s consolidated statements of operations from the acquisition date.

3.     Recently Issued Accounting Pronouncements

      In November 2002, the FASB issued FASB Interpretation Number 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires an entity to disclose in its interim and annual financial statements information with respect to its obligations under certain guarantees that it has issued. It also requires an entity to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements of FIN 45 are effective for interim and annual periods after December 15, 2002. The initial recognition and initial measurement requirements of FIN 45 are effective prospectively for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 had no significant effect on the Company.

      In January 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“the Issue”). The Issue addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Issue is effective for fiscal periods beginning after December 15, 2002. While the Company does receive cash consideration from vendors subject to the provisions of the Issue, the adoption of EITF Issue No. 02-16 had no significant impact on the Company.

      In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations for a disposal of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company adopted SFAS 144 as of July 1, 2002 and the adoption of SFAS 144 has not had a significant impact on the Company’s financial position and results of operations.

      In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies the Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Incurred in a Restructuring. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred, whereas EITF 94-3 had required recognition of the liability at the commitment date to an exit plan. The Company is required to adopt the provisions of SFAS 146 effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 had no material impact on the Company’s financial statements.

      Effective July 1, 2002, the Company adopted the fair value method defined in SFAS No. 123, Accounting for Stock-Based Compensation. (“SFAS No. 123”). In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. For information regarding the adoption of the fair value method defined in SFAS No. 123,

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

refer to Note 11. The adoption of SFAS No. 123 had no significant effect on the Company’s financial statements.

      In July 2001, the FASB issued Statement No. 141 (“SFAS 141”) Business Combinations, and Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from acquisitions completed after June 30, 2001 is not amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of July 1, 2001. However, the Company did not complete the required transitional impairment tests until the second quarter ended December 31, 2001. During the three month period ended December 31, 2001, the Company tested goodwill arising from the Intermaco acquisition described in Note 2 as of July 1, 2001 primarily utilizing a valuation technique relying on the expected present value of future cash flows. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $6,372,000, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, as of July 1, 2001 in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 142 on July 1, 2001, the Company amortized this goodwill over an estimated useful life of 30 years.

      If the Company accounted for goodwill consistent with the provisions of SFAS 142 in prior periods, the Company’s net (loss) earnings as reported would have been as follows after giving effect to the non-amortization provisions of SFAS 142, net of income taxes:

	Year Ended June 30,

	2002	2001

Reported (loss) earnings before the cumulative effect of a change in accounting principle	$(4,508,000)	$(11,845,000)
Add: amortization expense	—	433,000

Adjusted (loss) earnings before the cumulative effect of a change in accounting principle, net of taxes	$(4,508,000)	$11,412,000)

Adjusted net (loss) earnings	$(10,805,000)	$(11,412,000)

Basic and dilutive (loss) earnings per share:
Reported net (loss) earnings before the cumulative effect of a change in accounting principle	$(1.17)	$(3.27)
Add: amortization expense		0.12

Adjusted (loss) earnings before the cumulative effect of a change in accounting principle, net of taxes	$(1.17)	$(3.15)

Adjusted net (loss) earnings	$(2.80)	$(3.15)

4.     Restricted Cash

      Restricted cash at June 30, 2002 consisted of term deposits pledged as collateral to secure letters of credit which expired during the first and second quarters of fiscal year 2003.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.     Other Receivables and Income

      In June 2003, the Company recorded income of $10.0 million, plus accrued interest of $29,000 related to proceeds due under two key man life insurance policies held on the life of Gerald Diamond, the Company’s founder and former Chairman and Chief Executive Officer. The insurance proceeds were received in July and August of 2003. In December 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorneys’ fees of $96,420.

6.     Property and Equipment

      Property and equipment are comprised of the following:

	June 30,

	2003	2002

Property and equipment:
Furniture and equipment	$9,864,000	$12,515,000
Leasehold improvements	1,525,000	1,789,000
Other	175,000	598,000

	11,564,000	14,902,000
Less accumulated depreciation	9,362,000	11,113,000

	$2,202,000	$3,789,000

      Depreciation expense for property and equipment totalled $1,666,000, $2,006,000, and $2,391,000 for the years ended June 30, 2003, 2002 and 2001, respectively.

7.     Exit Costs and Impairment Charges

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

      In the fourth quarter of the year ended June 30, 2001, the Company recorded non-cash facility closure and impairment charges totaling $6,547,000. The non-cash accounting charge was determined based on a detailed analysis of the Company’s long-lived assets and their estimated future cash flows. The analysis resulted in the identification and measurement of an impairment loss of $5,947,000 in goodwill and approximately $200,000 in property and equipment. Substantially all of the goodwill impairment relates to the Company’s acquired export distribution rights in connection with the fiscal 1996 acquisition of substantially all of the net assets of U.S. Computer of North America, Inc. This impairment resulted from a gradual, but significant, decline in sales volumes and adverse changes in the competitive environment for the distribution of the corresponding product lines. The goodwill was not considered recoverable through other means. Management estimated the undiscounted cash flows to be generated by the assets for the respective operations and compared them to their carrying values. Since the estimated undiscounted future cash flows were less than the carrying values, the carrying values were adjusted to estimated fair values.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.     Credit Facilities

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

      The Fleet Agreement also contains certain covenants which, among other things, require that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshhold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $5 million. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company has continuously maintained at least $5 million in availability under the Fleet Agreement. The Company’s availability under the Fleet Agreement net of reserves of $2.1 million for outstanding Letters of Credit was $9.6 million on October 3, 2003.

      Until October 2002, the Company had a credit agreement with Wachovia Bank N.A. (“Wachovia”), which provided for borrowings under a line of credit of up to $25 million and $35 million at June 30, 2002 and 2001, respectively. At June 30, 2002, the Company had $4.9 million outstanding under this facility. Maximum borrowings under the credit agreement were generally based on eligible accounts receivable and inventory. Available borrowings under this agreement, based on collateral limitations at June 30, 2002 were $9.9 million ($9.5 million of which would only be available to finance obligations due to IBM Global Financing, if necessary).

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

      Subsidiary Bank Debt — The Company’s subsidiary, SED International do Brasil Distribuidora Ltda. (operations of which have been discontinued), operated under line of credit agreements with several Brazilian banks. Interest rates on borrowings were negotiated at the time of borrowing. The credit agreements were secured by an $800,000 certificate of deposit and the subsidiary’s accounts receivable and required the maintenance of certain financial ratios. At June 30, 2003 and 2002, there were $15,000, and $2,396,000 respectively, of outstanding borrowings under these lines of credit. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2003 were $948,000, $2,520,000, and 26%, respectively. Average borrowings, maximum borrowings and the weighted average monthly interest rate under these loan agreements for fiscal 2002 were $2,749,000, $3,685,000, and 1.94%, respectively.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The carrying value of all bank debt at June 30, 2003 approximates its fair value based on the variable market rates of interest on such bank debt.

9.     Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,

	2003	2002

U.S. federal and state operating loss carryforwards	$11,836,000	$10,998,000
Foreign operating loss carryforwards	4,087,000	3,474,000
Reserves not currently deductible	3,436,000	1,520,000
Valuation allowance	(19,206,000)	(15,879,000)

	$153,000	$113,000

      At June 30, 2003, the Company has gross net operating loss carryforwards for federal and state income tax purposes in the United States of approximately $28.7 million and $34.3 million, respectively, expiring at various dates through 2023 and gross net operating loss carryforwards for income tax purposes in Brazil of approximately $12.0 million which generally do not expire. At June 30, 2003 and 2002, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco S.R.L., as there is no assurance that these assets will be realized.

      Components of income tax expense (benefit) are as follows:

	Year Ended June 30,

	2003	2002	2001

Current:
Federal		$(1,882,000)
State
Foreign	$634,000	175,000	$339,000

	634,000	(1,707,000)	339,000

Deferred:
Federal
State
Foreign	(21,000)	242,000	5,000

	(21,000)	242,000	5,000

	$613,000	$(1,465,000)	$344,000

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rates for income (loss) from continuing operations differ from statutory rates as follows:

	Year Ended June 30,

	2003	2002	2001

Statutory federal rate (benefit)	34.0%	(34.0)%	(34.0)%
State income taxes net of federal income tax benefits	.9	(15.4)	(4.4)
Non-deductible goodwill amortization			20.8
Life insurance proceeds	(166.4)
Net operating loss carryback		(26.9)
Valuation allowance	156.1	27.0	21.2
Other	2.3	1.2	.5

	26.9%	(48.1)%	4.1%

      The valuation allowance increased during fiscal 2003, 2002, and 2001 by $3,327,000, $1,804,000, and $1,844,000, respectively.

10.     Lease Obligations

      SED International leases its main office facility under an operating lease with an entity owned by certain minority shareholders and officers of the Company. Rent expense for this facility for the years ended June 30, 2003, 2002, and 2001 was $275,000, $267,000, and $259,000 respectively. This lease, as of October 2003, provides for an annual rent of $277,000 with annual increases of 3% through September 2006. The Company leases additional distribution center and sales office space under other operating leases. Rent expense, net of sublease rental income, under all operating leases for the years ended June 30, 2003, 2002, and 2001 was $1,741,000, $1,505,000, and $1,622,000, respectively.

      The Company was obligated under lease agreements for its closed Harrisburg distribution center through March of 2003 and portions of other distribution centers which were not being utilized by the Company. Most of such distribution space has been sublet to third parties. Sublease rental income was $377,000, $494,000, and $738,000 for the years ended June 30, 2003, 2002, 2001, respectively.

      As of June 30, 2003, future minimum rental commitments under noncancelable operating leases are:

Future
Year Ending June 30,	Rent

2004	$1,286,000
2005	617,000
2006	396,000
2007	76,000

$2,375,000

11.     Shareholders’ Equity

      Common Stock — During fiscal years 2003, 2002, and 2001, the Company repurchased 38,464, 93,030, and 9,924 shares, respectively, of its common stock in open market and private transactions for $28,000, $181,000, and $22,000, respectively.

      Stock Options — Effective July, 1, 2002, the Company adopted the fair value method of recording stock-based compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation, which is considered the preferable accounting method for stock-based employee compensation. Historically, the Company had elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock-based compensation. Accordingly, no compensation expense has been recognized for stock option plans in the past. The Company has elected to follow the prospective method and all employee awards granted, modified or settled after July 1, 2002 will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. Stock compensation expense recognized in the year ended June 30, 2003 in connection with the prospective adoption of SFAS No. 123 totaled approximately $4,000. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended June 30,

	2003	2002	2001
(in thousands, except per share amounts)
Net loss, as reported	$(3,080)	$(10,805)	$(11,845)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, less $4,000 recognized in 2003	(361)	(775)	(762)

Pro forma net loss	$(3,441)	$(11,580)	$(12,607)

Loss per share:
As reported	$(0.81)	$(2.80)	$(3.27)

Pro forma	$(0.90)	$(3.00)	$(3.48)

      Fair Value — The weighted average fair value of options granted in fiscal 2003, 2002, and 2001 was $.62, $1.43, $4.70, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,

	2003	2002	2001

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	63.1%	61.5%	84.5%
Risk free interest rate	3.94%	4.9%	5.3%
Expected life, in years	8.0	10.0	10.0

      The Company maintains stock option plans under which 919,098 shares of common stock have been reserved at June 30, 2003 for outstanding and future incentive and nonqualified stock option grants as well as stock awards to directors, officers, and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a “change of control” (as defined in the Company’s stock option plans), all outstanding options become immediately exercisable.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

		Weighted
		Average
	Shares	Exercise Price

Shares under options at June 30, 2000	1,326,393	$10.18
Granted	83,550	5.45
Cancelled	(1,088,549)	8.58

Shares under options at June 30, 2001	321,394	14.14
Granted	746,500	1.91
Cancelled	(99,300)	4.00

Shares under options at June 30, 2002	968,594	3.17
Granted	37,500	.90
Cancelled	(205,210)	3.91

Shares under options at June 30, 2003	800,884	2.87

Options exercisable at June 30:
2001	103,868	$6.86
2002	802,738	2.96
2003	740,918	2.96

      The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2003:

	Outstanding Options

		Weighted		Exercisable Options
		Average	Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.0000 – $ 1.0130	32,500	9.0	$0.9000	—	—
$1.0131 – $ 2.0260	561,500	8.1	$1.9377	546,636	$1.9531
$2.0261 – $ 3.0390	30,500	7.6	$2.3439	22,533	$2.2853
$5.0651 – $ 6.0780	143,709	5.8	$5.8800	143,709	$5.8800
$6.0781 – $ 7.0910	5,250	6.4	$6.8200	5,250	$6.8200
$7.0911 – $ 8.1040	21,800	6.4	$7.8856	17,250	$7.8713
$9.1171 – $10.1300	5,625	3.4	$10.1061	5,540	$10.1087

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted Stock — The Company’s stock option plan established in 1999 also permits the grant of restricted stock awards. Awards which have been granted under this 1999 plan vest ratably over two to ten years. Restricted stock activity is as follows:

	Year Ended June 30,

	2003	2002	2001

Shares of restricted stock beginning of year	96,988	158,358	204,500
Issued	0	16,000	203,978
Vested	(32,866)	(53,432)	(249,100)
Canceled	(15,185)	(23,938)	(1,020)

Shares of restricted stock end of year	48,937	96,988	158,358

      The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and is amortized over the vesting period. The unamortized portion of such awards is deducted from stockholders’ equity.

      Stockholder Rights Agreement — In October 1996, the Company adopted a stockholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company’s consent, acquires beneficial ownership of 12% or more of the Company’s common stock or announces or commences a tender or exchange offer that could result in 12% ownership (the “Change Date”). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power and, until exercisable, no dilutive effect on net earnings per common share. The rights expire in October 2006 and are redeemable at the discretion of the Company’s Board of Directors at $.01 per right.

      Exchange Plan — In February 2001, the Company made an offer to employees of the Company to exchange stock options they previously received in exchange for awards of restricted stock under the Company’s 1997 and 1999 Stock Option Plan. Under the exchange, an employee received one share of restricted common stock for each option to purchase five shares of common stock surrendered. A similar option exchange offer was made to non-employee Directors. Based on the 5 for 1 exchange ratio, 1,019,889 options were exchanged for awards of 203,978 shares of restricted common stock. The exchanged options had an exercise price from $5.25 to $10.13 and the average exercise price for the exchanged options was $8.78. The total valuation placed on the awards issued was approximately $446,000, based on the closing price of the common stock of $2.19 on February 28, 2001. The exchange increased the number of shares of the Company’s common stock outstanding by 5.5%, but reduced potential dilutive impact on the Company’s common stock associated with the 1,019,889 options exchanged and cancelled. Options returned became available for re-issuance.

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

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.     Employee Benefit Plan

      SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. Prior to July 1, 2002, SED International, Inc. matched a portion of employee contributions to the plan. Effective July 1, 2002, SED International revised the plan to provide 401K matching for its employees at the discretion of the Board of Directors and is no longer required to match 401K funds. Vesting in SED International, Inc.’s matching contributions, if any, is based on years of continuous service. There were no matching contributions to the 401(k) plan in fiscal 2003. SED International, Inc.’s matching contribution expense for the years ended June 30, 2002 and 2001 was $93,000 and $125,000, respectively.

13.     Segment Information

      The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.

      Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated

Fiscal 2003
Net sales:
Unaffiliated customers	$375,485,000	$37,663,000		$413,148,000
Foreign subsidiaries	19,000		$(19,000)

Total	$375,504,000	$37,663,000	$(19,000)	$413,148,000

Gross profit	$14,878,000	$4,476,000	$70,000	$19,424,000
(Loss) income from continuing operations	(9,446,000)	1,608,000	70,000	(7,768,000)
Total assets at year-end	107,724,000	9,382,000	(30,987,000)	86,119,000
Fiscal 2002
Net sales:
Unaffiliated customers	$385,911,000	$37,970,000		$423,881,000
Foreign subsidiaries	913,000		$(913,000)

Total	$386,824,000	$37,970,000	$(913,000)	$423,881,000

Gross profit	$14,719,000	$5,193,000	$177,000	$20,089,000
(Loss) income from continuing operations	(4,799,000)	1,998,000	177,000	(2,624,000)
Total assets at year-end	145,998,000	8,286,000	(77,832,000)	76,452,000
Fiscal 2001
Net sales:
Unaffiliated customers	$399,733,000	$45,847,000		$445,580,000
Foreign subsidiaries	1,585,000		$(1,585,000)

Total	$401,318,000	$45,847,000	$(1,585,000)	$445,580,000

Gross profit	$19,703,000	$5,436,000		$25,139,000
(Loss) income from continuing operations	(9,188,000)	896,000		(8,292,000)
Total assets at year-end	98,017,000	17,119,000	$(20,572,000)	94,564,000

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

      Net sales by product category for continuing operations is as follows:

	Microcomputer	Wireless Telephone	Handling
Year Ended June 30,	Products	Products	Revenue	Total

2003	$363,343,000	$48,543,000	$1,262,000	$413,148,000
2002	398,536,000	24,014,000	1,331,000	423,881,000
2001	409,851,000	33,827,000	1,902,000	445,580,000

      Approximately 9.1%, 9.0% and 10.3% in the fiscal years ended June 30, 2003, 2002, and 2001, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

14.     Significant Vendors and Customers

      During the years ended June 30, 2003, 2002 and 2001 the Company purchased approximately 52.9%, 50.1% and 39% of its product from two vendors. During the year ended June 30, 2002, the Company sold approximately 11% of its product to one customer.

15.     Supplemental Disclosures

      An analysis of allowances for doubtful accounts is as follows:

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended June 30,	of Year	Expenses	Deductions (1)	End of Year

2003	$1,455,000	$2,302,000	$(1,008,000)	$2,749,000
2002	5,631,000	1,638,000	(5,814,000)	1,455,000
2001	3,761,000	4,476,000	(2,606,000)	5,631,000

(1)	Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

16.     Reverse Stock Split

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

17.     Latin America Economic Situation and Devaluation

      As a result of an ongoing economic crisis, the Argentine government has implemented a number of monetary and exchange control measures including restrictions on the withdrawal of funds deposited with Argentine banks and the practical impossibility of making transfers abroad. On January 6, 2002, the Argentine Congress also approved Law No. 25,561 on Public Emergency and Exchange System Reform that eliminated the pegging of the ARS (Argentine peso) to the US dollar on a one to one basis. In place of the pegged exchange rate the Central Bank of Argentina established an “official” and a “freely floating” exchange market for transactions originating in Argentina. The “official” exchange rate was fixed at ARS (Argentine peso) 1.4

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to USD (US Dollar) 1. The “freely floating” exchange for the ARS as compared to the USD decreased from 1.7 pesos to 1 dollar at January 11, 2002 (first day after exchange market was reopened) to 2.8 pesos to 1 dollar at June 30, 2003.

      In connection with the de-dollarization of the Argentine peso and other changes enacted by the Argentine government, unfavorable consequences have resulted including, but not limited to, (a) the default on public debt payments, (b) the implementation of restrictions on the withdrawal of funds deposited with financial institutions, (c) the practical impossibility of making fund transfers outside Argentina to serve financial obligations without the approval of the Central Bank of Argentina, (d) raising prices and inflation, (e) limited availability of credit, (f) and declining domestic market demand within Argentina.

      Since January 1, 2002, Argentina has experienced annual inflation rate of approximately 10.0%. While Argentina’s government together with the International Monetary Fund are seeking remedies, no assurance can be given that the economic situation in Argentina will stabilize. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the USD. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on the Company’s business, results of operations, financial condition, and ability to make payments on the Company’s indebtedness and on the Company’s common stock market price. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance.

18.     Liabilities Under Employment Agreement and Contingent Liabilities

      The Company carried two key man life insurance policies payable to the benefit of the Company on Gerald Diamond, the Company’s founder and Former Chairman and Chief Executive Officer who passed away in June of 2003. At June 30, 2003, the Company recorded a liability of approximately $3.4 million, which represents the Company’s present estimate of the amounts due as benefits to Mr. Diamond’s surviving spouse under Mr. Diamond’s employment contract. However, the Company may be contingently liable for additional benefit payments depending on the resolution of issues concerning additional death benefits potentially due to Mr. Diamond’s surviving spouse.

19.     Discontinued Operations

      In February 2003, the Company resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. As a result, SED International do Brasil Distribuidora, Ltda. was reported as a disposal of a segment of business in the third quarter of 2003. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of June 30, 2003 in accordance with Accounting Principles Board Opinion No. 30.

      Following is a summary of the results of discontinued operations in (000’s):

	Year Ended June 30,

	2003	2002	2001

Net sales	$8,196	$32,507	$79,758
Loss from operations before income taxes	(1,448)	(3,009)	(3,149)
Loss on disposal	(3,294)

Loss from discontinued operations	$(4,742)	$(3,009)	$(3,149)

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The net loss from discontinued operations consists of operating losses incurred in the Brazil Operation and estimated loss on disposal of the business which includes charges for the following: (i) the write-off of foreign currency translation losses of $2.6 million previously recorded as a component of stockholders’ equity, (ii) equipment, (iii) customer accounts receivable, (iv) employee termination costs, (v) inventory, and (vi) facility exit and lease termination costs. As of June 30, 2003, SED International do Brasil Distribuidora, Ltda. had assets of $51,000 and third party liabilities of $848,000. The assets include cash of $22,000 and prepaid taxes of $9,000. Liabilities include accounts payable related to inventory purchases of $751,000, bank obligations of $15,000 and other miscellaneous accrued liabilities of $82,000.

      Interest expense for the Brazil operation for the fiscal years 2003, 2002, and 2001 totaled $288,000, $868,000 and $600,000, and was based on the actual borrowings from banks by the Brazil operation.

      SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory. These ongoing expenses during the dormancy period are not expected to be significant.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      We maintain systems of internal controls and procedures for financial reporting (“Internal Controls”) and disclosure controls and procedures (“Disclosure Controls”) designed to provide reasonable assurance as to the reliability of our financial and other disclosures included in this report. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our Internal Controls and Disclosure Controls (“Controls Evaluation”).

      In the course of the Controls Evaluation, we sought to identify errors, controls problems and/or acts of fraud, and to confirm that appropriate corrective actions, including process improvements, were being undertaken.

      Our CEO and CFO have concluded that, subject to the inherent limitations in all control systems, our Disclosure Controls are effective in timely alerting them to material information relating to the Company that is required to be included in our periodic Securities and Exchange Commission filings, and that our Internal Controls are effective to provide reasonable assurance that our financial statements are fairly presented in conformity with generally accepted accounting principles.

      There has been no change in the Company’s internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected or is reasonably likely to materially affect the Company’s internal control over financial reporting.

      The Company’s management, including the CEO and CFO, does not expect that our Disclosure Controls or our Internal Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company.

PART III

Item 10.	Directors and Executive Officers of the Company

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Proposal 1 – Election of Directors” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2003 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 10, 2003

Item 11.	Executive Compensation

      The information called for by this item is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2003 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 10, 2003.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Ownership of Shares” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2003 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 10, 2003.

Item 13.	Certain Relationships and Related Transactions

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2003 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 10, 2003.

Item 14.	Principal Accounting Fees and Services

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant Fees and Services” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2003 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 10, 2003.

PART IV

Item 13.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

      1. Financial Statements. The following financial statements and the reports of the Company’s independent auditors thereon, are filed herewith.

•	Independent Auditors’ Report (Ernst & Young LLP — 2003, 2002 and 2001)

•	Consolidated Balance Sheets at June 30, 2003 and 2002

•	Consolidated Statements of Operations for the years ended June 30, 2003, 2002 and 2001

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2003, 2002 and 2001

•	Consolidated Statements of Cash Flows for the years ended June 2003, 2002 and 2001

•	Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

•	Schedule II: Valuation and Qualifying is filed herewith under “Supplemental Disclosures” in Note 15 to the Consolidated Financial Statements.

Schedules other than the schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company.(1)
3.2	Amendment to Articles of Incorporation.(54)

Exhibit
Number	Description

3.3	Bylaws of the Company.(2)
4.1	Form of Rights Agreement, dated as of October 31, 1996 between the Company and National City Bank.(3)
10.1	Form of Lease Agreement dated as of January 1, 1991 between Royal Park, Company and SED International, Inc. (Formerly Southern Electronics Distributors, Inc.) (“SED International”).(4)
10.2	Lease Agreement dated May 16, 1990 between The Equitable Life Assurance Society of the United States and SED International(5), as amended March 20, 1992.(6)
10.3	Southern Electronics Corporation 1986 Stock Option Plan dated September 3, 1986, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement.(7)/*/
10.4	Form of First Amendment dated September 14, 1989 to Southern Electronics Corporation 1986 Stock Option Plan.(8)/*/
10.5	Second Amendment dated November 7, 1989 to Southern Electronics Corporation 1996 Stock Option Plan.(9)/*/
10.6	Third Amendment dated July 17, 1992 to Southern Electronics Corporation 1986 Stock Option Plan.(10)/*/
10.7	Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(11)/*/
10.8	First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan.(12)/*/
10.9	Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan.(13)/*/
10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement. (14)/*/
10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan.(15)/*/
10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan.(16)/*/
10.13	Form of NonQualified Stock Option Agreement dated as of August 28, 1992 between the Company and Cary Rosenthal.(17)/*/
10.14	Employment Agreements dated November 7, 1989, between the Company, SED International and each of Gerald Diamond and Jean Diamond (18)/*/, each as amended by form of Amendment No. 1 dated September 24, 1991.(19)/*/
10.15	SED International, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and Savings Plan Adoption Agreement.(20)/*/
10.16	Lease Agreement dated November 1992 between H.G. Pattillo and Elizabeth M. Pattillo and SED International.(21)
10.17	Lease Agreement dated August 9, 1993 between New World Partners Joint Venture and SED International and Addendum I thereto (“NWPJV Lease”).(22)
10.18	Second Addendum to NWPJV Lease dated January 10, 1996 among New World Partners Joint Venture, New World Partners Joint Venture Number Two and SED International. (23)
10.19	Third Addendum to NWPJV Lease dated July 24, 1996 between New World Partners Joint Venture Number Two and SED International. (24)
10.20	Amendment to Lease for 4775 N. Royal Atlanta Drive.(25)
10.21	Form of NonQualified Stock Option Agreement dated as of May 21, 1993 between the Company and Cary Rosenthal (see Exhibit 10.13)./*/
10.22	Form of NonQualified Stock Option Agreement, dated as of September 13, 1994 between the Company and Cary Rosenthal (see Exhibit 10.13)./*/
10.23	Form of NonQualified Stock Option Agreement for Directors.(26)/*/

Exhibit
Number	Description

10.24	1995 Formula Stock Option Plan, together with related form of NonQualified Stock Option Agreement.(27)
10.25	Adoption Agreement for Swerdlin & Company Regional Prototype Standardized 401(k) Profit Sharing Plan and Trust, as amended.(28)/*/
10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan.(29)/*/
10.27	Industrial Real Estate Lease (Multi-Tenant Facility) dated as of March 6, 1997, between Majestic Realty Co. and Patrician Associates, Inc., as landlord (the “Landlord”), and SED International, as Tenant (the “Tenant”), together with Option to Extend Term dated as of March 26, 1997, between the Landlord and the Tenant.(30)
10.28	Lease Agreement made August 11, 1997, between Gwinnett Industries, Inc. and SED International.(31)
10.29	Lease Agreement made February 3, 1998, between First Industrial Harrisburg, L.P. and SED International.(32)
10.30	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Gerald Diamond.(33)/*/
10.31	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond.(34)/*/
10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement.(35)/*/
10.33	Third Amendment to Employment Agreement effective December 16, 1998 between SED International and Jean Diamond.(36)/*/
10.34	Third Amendment to Employment Agreement effective July 1, 1999 between SED International and Gerald Diamond.(37)/*/
10.35	Fourth Amendment to Employment Agreement effective July 1, 1999 between SED International and Jean Diamond.(38)/*/
10.36	Employment Agreement effective June 1, 1999, between SED International and Ronell Rivera.(39)/*/
10.37	Form of Second Amended and Restated Credit Agreement dated as of August 31, 1999, among the Company and SED International as Borrowers and Wachovia Bank, N.A. as Agent.(40)
10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company.(41)/*/
10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company.(42)/*/
10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International.(43)
10.41	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A.(44)
10.42	Employment Agreement effective November 11, 1999 between SED International, Inc. and Barry Diamond.(45)/*/
10.43	First Amendment to Employment Agreement effective June 1, 2001 between SED International Inc. and Barry Diamond.(46)/*/
10.44	Loan and Security Agreement between SED International, Inc. and Fleet Capital Corporation dated October 7, 2002.(57)

Exhibit
Number	Description

10.45	Fifth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A.(47)
10.46	Sixth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A.(48)
10.47	Amendment to Employment Agreement between Gerald Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001.(49)/*/
10.48	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001.(50)/*/
10.49	Amendment to Employment Agreement between Mark Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001.(51)/*/
10.50	Amendment to Employment Agreement between Barry Diamond and SED International, Inc., dated September 11, 1999. This amendment is effective as of November 1, 2001.(52)/*/
10.51	Amendment to Employment Agreement between Ronell Rivera and SED International, Inc., dated November 28, 1999. This amendment is effective as of November 1, 2001.(53)/*/
10.52	Amendment to Employment Agreement between Gerald Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002.(55)/*/
10.53	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002.(56)/*/
21	Subsidiaries of the Company.
23	Independent Auditors’ Consent — Ernst & Young LLP.
24	Power of Attorney (see signature page to this Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer Mark Diamond.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer Philip Flynt.
32.1	Section 1350 Certification by Chief Executive Officer Mark Diamond.
32.2	Section 1350 Certification by Chief Financial Officer Philip Flynt

/*/	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s 1999 Form 10-K.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 1999 Form 10-K.

(3)	Incorporated herein by reference to Exhibit 7 to the Company’s Current Report on Form 8-K dated October 30, 1996 (SEC File No. 0-16345).

(4)	Incorporated herein by reference to exhibit of same number to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-16345) (“1991 Form 10-K”).

(5)	Incorporated herein by reference to Exhibit 10.8 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (SEC File No. 0-16345) (“1990 Form 10-K”).

(6)	Incorporated herein by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-16345) (“1992 Form 10-K”).

(7)	Incorporated herein by reference to Exhibit 10.12 to Company’s (“Registration Statement”) on Form S1, filed September 5, 1986 (Reg. No. 338494).

(8)	Incorporated herein by reference to Exhibit 10.22 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

(9)	Incorporated herein by reference to Exhibit 10.25 to Company’s 1990 Form 10-K (SEC File No. 0-16345).

(10)	Incorporated herein by reference to Exhibit 10.12 to Company’s 1992 Form 10-K(SEC File No. 0-16345).

(11)	Incorporated herein by reference to Exhibit 10.21 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

(12)	Incorporated herein by reference to Exhibit 10.26 to Company’s 1990 Form 10-K (SEC File No. 0-16345).

(13)	Incorporated herein by reference to Exhibit 10.15 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(14)	Incorporated herein by reference to Annex A to Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

(15)	Incorporated herein by reference to Exhibit 10.17 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(16)	Incorporated herein by reference to Appendix A to Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(17)	Incorporated herein by reference to Exhibit 10.18 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(18)	Incorporated herein by reference to Exhibit 6(a) to Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

(19)	Incorporated herein by reference to Exhibit 10.13 to Company’s 1991 Form 10-K (SEC File No. 0-16345).

(20)	Incorporated herein by reference to Exhibit 10.15 to Company’s 1991 Form 10-K (SEC File No. 0-16345).

(21)	Incorporated herein by reference to Exhibit 10.24 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-16345) (“1993 Form 10-K”).

(22)	Incorporated herein by reference to Exhibit 10.25 to Company’s 1993 Form 10-K (SEC File No. 0-16345).

(23)	Incorporated herein by reference to Exhibit 10.32 to Company’s Annual Report on Form l0-K for the fiscal year ended June 30, 1996 (SEC File No. 0-16345) (“1996 Form 10-K”).

(24)	Incorporated herein by reference to Exhibit 10.33 to Company’s 1996 Form 10-K(SEC File No. 0-16345).

(25)	Incorporated herein by reference to Exhibit 10.26 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-16345) (“1995 Form 10-K”).

(26)	Incorporated herein by reference to Exhibit 10.29 to Company’s 1995 Form 10-K(SEC File No. 0-16345).

(27)	Incorporated herein by reference to Appendix B to Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(28)	Incorporated herein by reference to Exhibit 10.41 to Company’s 1996 Form 10-K(SEC File No. 0-16345).

(29)	Incorporated herein by reference to Appendix A to Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

(30)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 0-16345).

(31)	Incorporated herein by reference to Exhibit 10.40 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (SEC File No. 0-16345).

(32)	Incorporated herein by reference to Exhibit 10.45 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 01-6345) (“1998 Form 10-K”).

(33)	Incorporated herein by reference to Exhibit 10.48 to Company’s 1998 Form 10-K.

(34)	Incorporated herein by reference to Exhibit 10.49 to Company’s 1998 Form 10-K.

(35)	Incorporated herein by reference to Exhibit 10.39 to Company’s 1999 Form 10-K.

(36)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

(37)	Incorporated herein by reference to Exhibit 10.34 of Company’s 1999 Form 10-K.

(38)	Incorporated herein by reference to Exhibit 10.35 of Company’s 1999 Form 10-K.

(39)	Incorporated herein by reference to Exhibit 10.36 of Company’s 1999 Form 10-K.

(40)	Incorporated herein by reference to Exhibit 10.37 of Company’s 1999 Form 10-K.

(41)	Incorporated herein by reference to Exhibit 10.38 of Company’s 1999 Form 10-K.

(42)	Incorporated herein by reference to Exhibit 10.39 of Company’s 1999 Form 10-K.

(43)	Incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0-16345).

(44)	Incorporated herein by reference to Exhibit 10.41 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(45)	Incorporated herein by reference to Exhibit 10.42 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(46)	Incorporated herein by reference to Exhibit 10.43 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(47)	Incorporated herein by reference to Exhibit 1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(48)	Incorporated herein by reference to Exhibit 1.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (SEC File No. 000-16345).

(49)	Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(50)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(51)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(52)	Incorporated herein by reference to Exhibit 5.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(53)	Incorporated herein by reference to Exhibit 6.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(54)	Incorporated herein by reference to Exhibit 1.3 to the Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345).

(55)	Incorporated herein by reference to Exhibit 10.52 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(56)	Incorporated herein by reference to Exhibit 10.53 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(57)	Incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

      (b)     Reports on Form 8-K.

      The Company filed the following three current reports on Form 8-K during the fourth quarter of fiscal 2003:

1. The report filed on April 1, 2003 disclosed that the Company had promoted Mr. Philip D. Flynt (to replace Michael Levine) from Corporate Controller to the positions of Chief Financial Officer, Vice President — Finance, Secretary and Treasurer.

2. The report filed on June 17, 2003 disclosed that Mr. Gerald Diamond, the Company’s founder, Chairman of the Board and Chief Executive Officer, passed away on June 12, 2003.

3. The report filed on July 8, 2003 reported that the Board of Directors had appointed Jean Diamond the new Chairman of the Board of Directors of the Company and had promoted Mark Diamond to the position of Chief Executive Officer of the Company.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

By:	/s/ PHILIP FLYNT

Philip Flynt
Vice President — Finance, Chief Financial
Officer, Secretary and Treasurer (principal
financial and accounting officer)

Date: October 3, 2003

POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Mark Diamond, Jean Diamond, and Philip Flynt, and any of them, as his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of SED International Holdings, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and other appropriate agencies, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, or any of them, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated this October 3, 2003.

/s/ JEAN DIAMOND Jean Diamond	Chairman of the Board

/s/ MARK DIAMOND Mark Diamond	Chief Executive Officer and Director (principal executive officer)

/s/ PHILIP FLYNT Philip Flynt	Vice President — Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ STEWART I. AARON Stewart I. Aaron	Director

/s/ MELVYN I. COHEN Melvyn I. Cohen	Director

/s/ CARY ROSENTHAL Cary Rosenthal	Director