Form 10-K/A
period 2003-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2003-10-28
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1
(Amending Part III – Items 10, 11, 12, 13 and 14)

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003
OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ____________

Commission file number 0-16345

SED INTERNATIONAL HOLDINGS, INC.

(Exact name of Company as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	22-2715444 (I.R.S. Employer Identification No.)

4916 North Royal Atlanta Drive, Tucker, Georgia (Address of principal executive offices)	30085 (Zip Code)

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

DOCUMENTS INCORPORATED BY REFERENCE: None

PART III
SIGNATURES
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATIN OF CFO
EX-32.1 SECTION 906 CERTIFICATION
EX-32.2 SECTION 906 CERTIFICATION

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A is being filed to amend Part III of the Registrant’s Annual report on Form 10-K for the fiscal year ended June 30, 2003, filed on October 7, 2003 (the “Original 10-K”). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-K. The Company will not issue or file a proxy as no matters are coming before the shareholders for vote.

Part III of the Original 10-K is hereby amended and restated in its entirety as follows:

PART III

Item 10. Directors and Executive Officers of the Company

The following table sets forth certain information regarding our current directors and executive officers.

Name	Age	Position with the Company

Stewart Aaron	63	Director
Mark Diamond	38	Director, President and Chief Executive Officer
Melvyn I. Cohen	63	Director, Audit Committee Chair
Cary Rosenthal	63	Director
Jean Diamond	62	Chairman of Board, Executive Vice President
Philip Flynt	42	Chief Financial Officer
Jonathan Elster	31	Sr. Vice President–Sales and Marketing
Barry Diamond	61	Vice President – Wireless

Jean Diamond and Mark Diamond are mother and son. Jonathan Elster is Jean Diamond’s son-in-law. Barry Diamond is Mark Diamond’s uncle. Jonathan Elster is the nephew of Cary Rosenthal.

Mr. Aaron has been a director of the Company since November 1994. Mr. Aaron has served for over 20 years as President of LABS, Inc., and a silk plant manufacturer based in Atlanta, Georgia.

Mr. M. Diamond has been a director of the Company since October 1996. Mr. Diamond currently serves as President, Chief Executive Officer and was formerly President and Chief Operating Officer of SED International, Inc. Mr. Diamond was employed by SED International in the Sales Department beginning in January 1987. In February 1991, Mr. Diamond was elected Vice President – Sales of SED International; in May 1993, he was elected Executive Vice President – Marketing of SED International; and in February 1994, he was elected Executive Vice President – Sales of SED International. Mr. Diamond served as Executive Vice President of the Company beginning in June 1995, and in August 1995 was elected Executive Vice President of SED International, Inc. In 1999 Mr. Diamond was elected President and Chief Operating Officer of the Company. Mr. Diamond was elected Chief Executive Officer in July 2003.

Mr. Cohen has been a director of the Company since November 1999. Mr. Cohen has been the sole member of the M. Cohen and Company LLC, a certified public accounting firm in the State of New Jersey, since

December 1994. Mr. Cohen has been a member of the American Institute of Certified Public Accountants and a member of the New Jersey Society of Certified Public Accountants since 1968. Mr. Cohen has been a Certified Public Accountant for over 35 years.

Mr. Rosenthal has been a director of the Company since 1992. From 1998 until his retirement in September 2000, Mr. Rosenthal was a director of Master Graphics, Inc. Mr. Rosenthal served as President and Chief Executive Officer of Phoenix Communications, a division of Master Graphics, Inc., a commercial printing firm from December 1997 to September 2000, and he previously served as President and Chief Executive Officer of Phoenix Communications, Inc. from 1977 until December 1997. Phoenix Communications was sold to Master Graphics in December 1997.

Ms. J. Diamond was appointed Chairman of the Board of Directors of SED International Holdings, Inc. on July 2, 2003. Mrs. Diamond is a co-founder of the Company and has been an integral part of the Company since its inception. She continues her operational responsibilities in SED International, Inc., as Executive Vice President.

Mr. Philip D. Flynt joined the Company in November 2002 as Corporate Controller and assumed the positions of Chief Financial Officer, Vice President – Finance, Secretary and Treasurer effective April 1, 2003. Prior to joining the Company, Mr. Flynt spent eleven years with Glenayre Technologies, Inc. (NASDAQ: GEMS), a leading global supplier of enhanced services, messaging, and carrier grade communication solutions. While at Glenayre, Mr. Flynt held several key financial positions including Corporate Vice President of Treasury and Taxation (2000-2002) and Vice President of Finance – Integrated Network Group (1997-2000). Prior to Glenayre, Mr. Flynt held accounting and management positions with Computer Communication Specialist, Inc., Canada Dry Corporation and Rhodes Furniture, Inc. Mr. Flynt earned a Bachelor of Arts from Birmingham Southern College in 1984 with dual majors in Accounting and Business Administration. He is a CPA and a member of the Georgia Society and the American Institute of Certified Public Accountants.

Mr. J. Elster has been with the Company since 1995. Mr. Elster currently serves as Senior Vice-President of Sales and Marketing for the Company. Mr. Elster began his career with the Company as a sales representative in 1995. He has served as a Sales Manager from 1997 to 1999 and as Vice President-Sales from 1999 to 2000. In 2000, Mr. Elster was promoted to his current position and is responsible for all sales and marketing operations within the Company.

Mr. B. Diamond has been Vice-President of the Company since 1987. Mr. Diamond currently serves as Vice-President of the Company’s Wireless Division. Mr. Diamond has been an industry leader in the Wireless /Electronics Business for over thirty years. Mr. Diamond was Vice-President of Purchasing for All Brands/Brands Mart from 1970-1980. Mr. Diamond was President of Great Sounds of New York, a consumer electronics business, from 1980-1987. In 1987, Mr. Diamond joined SED International, Inc. and is currently responsible for the growth and management of the Wireless business within the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than 10% of all outstanding Common Stock (“Reporting Persons”) to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“Section 16 Reports”). Reporting Persons are required by Securities and Exchange Commission Regulations to furnish the Company with copies of all Section 16 Reports. Based solely on a review of the Section 16 Reports furnished to the Company by its Reporting Persons and, where applicable, written representations by Reporting Persons that no reports on Form 5 were required, the Company believes that all of its Reporting Persons have complied with Section 16(a) filing requirements during and with respect to fiscal 2003.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth information concerning the compensation paid by the Company during the fiscal years ended June 30, 2003, June 30, 2002 and June 30, 2001, to the Company’s Chief Executive Officer and its four other most highly compensated executive officers.

	Annual Compensation				Long-Term Compensation

					Awards	Payments

				Other		Securities	All
				Annual	Restricted	Underlying	Other
				Compen-	Stock	Options	LTIP	Compen-
				sation	Awards	/SARS	Payment	sation
Name and Principal Position	Year	Salary	Bonus	($)	($)	(#)	($)	($)

Gerald Diamond	2003	455,549	—	22,293	—	—	—	—
Former Chairman of the Board,	2002	425,563	—	23,754	—	—	—	2,750
Chief Executive Officer and	2001	514,257	—	21,891	159,724	—	—	2,625
Director of the Company and SED International, Inc.
Mark Diamond	2003	272,516	—	20,721		—	—	—
Chief Executive Officer, President,	2002	238,501	—	30,060	—	—	—	2,560
Chief Operating Officer and	2001	258,059	23,350	20,547	25,435	—	—	2,111
Director of the Company and SED International, Inc.
Jean A. Diamond	2003	224,095	—	3,921	—	—	—	—
Chairman of the Board, Director and	2002	204,632	—	4,957	—	—	—	2,433
Executive Vice President of SED	2001	213,771	—	4,968	26,256	—	—	2,625
International, Inc.
Barry Diamond	2003	175,875	11,750	15,390	—	—	—	—
Vice President of Wireless	2002	162,708	—	18,949	—	—	—	1,447
Division of SED International, Inc.	2001	165,097	2,150	15,415	19,910	—	—	2,613
Ronell Rivera	2003	207,549	—	9,062	—	—	—	—
Former Executive Vice President of	2002	218,229	—	19,244	—	—	—	507
Latin America For Sales and	2001	250,000	—	17,785	10,283	—	—	3,256
Marketing of SED International, Inc.
Jonathan Elster	2003	184,058	250	16,894	—	—	—	—
Senior Vice President–Sales	2002	153,000	5,000	18,977	—	—	—	2,102
SED International, Inc	2001	140,000	8,400	7,355	—	—	—	2,976
Michael P. Levine	2003	106,667	25,000	137,500	—	—	—	—
Former Chief Financial	2002	58,083	7,000	—	—	—	—	—
Officer of the Company	2001	—	—	—	—	—	—	—

Option/SAR Grants in Fiscal 2003

     The Company did not award any stock appreciation rights (“SARs”) or stock options to executive officers during fiscal 2003.

Aggregated Options/SAR Exercises and Fiscal Year-end Options/SAR Table

     There were no options exercised during fiscal 2003. There were no SARs outstanding during fiscal 2003. There were no unexercised in-the-money options at the end of fiscal 2003.

Director Compensation

     During fiscal 2003, Messrs. Aaron, M. Cohen and Rosenthal, the Company’s non-employee directors, each received aggregate cash compensation for serving on the Board and attending regular Board meetings of $16,750, $22,250 and $16,750, respectively. This compensation was not contingent upon the number of regular Board and Board committee meetings attended. In addition to compensation for regular Board Meeting attendance, Messrs. Aaron, M. Cohen and Rosenthal were paid $1,235, $6,313 and $1,235, respectively, for advisory services. The Company also pays ordinary and necessary travel expenses for non-employee directors to attend Board and any committee meetings. No other compensation was paid by the Company to these individuals.

Executive Employment Agreements

     SED International, Inc. has employment agreements with Jean Diamond, Mark Diamond, Barry Diamond, Jonathan Elster and Ronell Rivera. The Company had an employment agreement with Gerald Diamond until his death. The employment agreement with Gerald Diamond is described under “Executive Compensation—Executive Compensation Report—CEO Compensation.” The executive officers agreed to a voluntary annual salary reduction on November 1, 2001. However, salary levels were re-instated November 30, 2002.

     The employment agreement with Jean Diamond is evergreen and renews annually until it is terminated by the Company or Ms. Diamond pursuant to the terms thereof. The Agreement provides for a renewable employment term of five years and (i) provides for an annual base salary of $194,674 (as of November 1, 2001), increased annually in an amount equal to the greater of five percent of her then current salary or an amount based upon increases in the Consumer Price Index, (ii) provides for an automobile allowance, and (iii) does not provide for an annual bonus. Jean Diamond’s contract automatically renews each year.

     Jean Diamond’s employment agreement provides that if a Change of Control (as such term is defined below) occurs while the employee is employed by SED International, and if the employee’s employment is terminated involuntarily, or voluntarily by the employee upon the occurrence of certain events, the employee may notify SED International and request a cash payment in an amount equal to all annual salary, bonuses and other benefits owing to the employee from the date of termination through the remainder of the term of the employee’s employment agreement, except that if the term remaining in the employment agreement is less than 12 months, the employee shall receive an amount equal to at least 12 months of such compensation.

     Under Jean Diamond’s employment agreement a Change of Control is deemed to have occurred when (i) any individual or entity becomes the beneficial owner of securities of the Company or SED International representing 30% or more of the combined voting power of the Company’s or SED International’s then-outstanding securities entitled to vote generally in the election of directors; (ii) the Company’s Continuing Directors (a term defined to include directors as of the date of execution of the employment agreements and their duly approved successors) fail to constitute at least a majority of the members of the Board; and (iii) all or substantially all of the assets of the Company are sold without being duly approved by the Continuing Directors.

     Mark Diamond is Chief Executive Officer and President of SED International, Inc. Mr. Diamond’s employment agreement provides an employment term of 5 years, commencing November 9, 1999. The agreement also provides for (i) an annual base salary of $226,000 (as of November 1, 2001), increased annually in an amount equal to 5% of his then current salary, (ii) an automobile allowance, and (iii) the possibility of an annual bonus. The Company may terminate Mr. Diamond’s employment for “good cause,” as defined in his employment agreement. In the event of termination without “good cause,” the Company is obligated to pay Mr. Diamond the greater of his base salary for the remaining period of his employment agreement or 12 months of base salary, less applicable withholdings.

     Barry Diamond is Vice President of the Wireless division of SED International, Inc. Mr. Diamond’s amended employment agreement provides an employment term of 2 years commencing on November 22, 2002. The employment agreement also provides for (i) an annual base salary of $186,000 (as of November 22, 2002) (ii) an automobile allowance, and (iii) the possibility of an annual bonus. The Company may terminate Mr. Diamond’s employment for “good cause” as that term is defined in the employment agreement. In the event of termination for “good cause” the Company is obligated to pay Mr. Diamond his base salary up through the date of his termination, less applicable withholding. The Company may also terminate Mr. Diamond without good cause, and in this event the Company is obligated to pay Mr. Diamond his base salary and benefits for the greater of 12 months or the remaining term of the employment agreement.

     Jonathan Elster is Senior Vice President – Sales and Marketing of SED International, Inc. Mr. Elster’s employment agreement provides an employment term of 3 years, commencing July 1, 2001. The agreement also provides for (i) an annual base salary of $165,000 (as of July 1, 2001), increased annually in an amount equal to 5% or as otherwise approved by the Board of Directors, and (ii) the possibility of an annual bonus. The Company may terminate Mr. Elsters’s employment for “good cause,” as defined in his employment agreement. In the event of termination without “good cause,” the Company is obligated to pay Mr. Elster the greater of his base salary for the remaining period of his employment agreement, less applicable withholdings.

     Ronell Rivera was Executive Vice President of Latin America for Sales and Marketing of SED International, Inc. (formerly President of the Latin-American Division of the Company). Mr. Rivera’s employment agreement is for a term of 3 years, commencing July 1, 2000. The agreement provides for an annual base salary of $196,875 (as of November 1, 2001). The base salary is increased annually in an amount equal to 5%. In addition to his salary the employment agreement provides Mr. Rivera with (i) an automobile allowance, (ii) life insurance coverage, and (iii) the possibility of an annual bonus. The Company may terminate Mr. Rivera’s employment for “good cause,” as defined therein. In the event of termination without “good cause,” the Company is obligated to pay Mr. Rivera the greater of his base salary for the remaining period of his employment agreement or 12 months of base salary, less applicable withholdings. Mr. Rivera resigned effective March 7, 2003.

     Michael Levine resigned his positions as Chief Financial Officer and Secretary of the Company and Vice President –Finance of SED International, Inc. on March 31, 2003. As part of Mr. Levine’s resignation agreement of March 31, 2003, the Company agreed to pay him a severance package of $137,500.

Compensation Committee Interlocks and Insider Participation

     The Board established a standing Compensation Committee on August 26, 1998. During Fiscal 2003, the members of the Compensation Committee were Messrs. Aaron, G. Diamond (until his death) and Rosenthal. Mr. G. Diamond passed away June 12, 2003 and has not been replaced. Mr. G. Diamond was the Chief Executive Officer of the Company until his death. None of the other members is or has ever been an officer or employee of the Company. There were no interlocking relationships between any executive officers of the Company and any entity whose directors or executive officers served on the Company’s Compensation Committee. Except as described under “Lease of Headquarters,” in Item 13, none of the members of the Compensation Committee engaged in transactions or had relationships requiring disclosure under Item 404 of Regulation S-K in Fiscal 2003.

Board Compensation Committee Report on Executive Compensation

     The Company’s Compensation Committee is responsible for setting annual and long-term performance goals for the Chief Executive Officer, evaluating his performance against these goals, and recommending his salary, bonus and long-term incentives. The Compensation Committee reviews the performance of all of the executive officers of the Company and recommends to the Board the amount and form of all compensation of executive officers of the Company.

     Executive Compensation Philosophy. The Compensation Committee aims to achieve the following objectives in structuring the Company’s executive compensation arrangements:

•	Appeal to executives who are motivated to position the Company as a leader in selected markets.

•	Align the financial interests of the executives with those of the shareholders.

•	Provide compensation opportunities that are within the range of those provided by microcomputer and cellular telephone wholesale distribution companies of similar sizes.

     As a result of the emphasis on linking executive compensation to individual and corporate performance, the Company’s executives may be paid more or less than executives of the Company’s competitors.

     The Compensation Committee supports the concept that stock ownership by management and stock-related compensation arrangements are beneficial in enhancing shareholder value and aligning interests among management, the Board and the shareholders.

     CEO Compensation. Gerald Diamond served as Chief Executive Officer of the Company until his death in June 2003. The Company compensated G. Diamond in accordance with the terms of a written employment agreement. Mr. G. Diamond’s employment agreement provided for an annual base salary of $ 371,564 (as of November 1, 2001) increased annually in an amount based upon increases in the Consumer Price Index. In addition to annual base salary, Mr. G. Diamond was eligible to receive annual cash bonuses equal to five percent of the Company’s Pretax Adjusted Annual Income, which means with respect to a given fiscal year (a) the sum of earnings before taxes and minority interests of the Company as reported on its audited consolidated statement of operations for such fiscal year, excluding, in all cases, (i) any nonrecurring income and non recurring costs or expenses, which income, costs or expenses are extraordinary in the reasonable opinion of the Board, all as calculated in accordance with generally accepted accounting principles consistently applied, (ii) any interest income or expense and (iii) additional amortization or depreciation or increase in the cost of goods sold resulting from any asset revaluations or goodwill, less (b) $6,000,000. Mr. G. Diamond was not eligible to receive an annual cash bonus under his employment agreement for Fiscal 2003 because the Company did not have any Pretax Adjusted Annual Income for that year. Mr. G. Diamond’s employment agreement also provided him with an automobile allowance, disability insurance coverage and a benefit payable to his surviving spouse, if any, upon his death. Please refer to Note 18 to the Company’s Consolidated Financial Statements for further information regarding benefits due to Mr. Diamonds spouse. Mr. G. Diamond also was eligible to receive additional compensation under the Company’s equity compensation plans.

     Mark Diamond was appointed Chief Executive Officer of the Company soon after the close of Fiscal 2003 and is currently acting in such capacity.

     The Compensation Committee’s philosophy in establishing the base salary and performance bonus structure reflected in Mr. G. Diamond’s employment agreement was to consider the pay to chief executive officers of similarly-sized companies in the microcomputer and wireless wholesale distribution industry as a guide and to provide an incentive to Mr. G. Diamond to remain with the Company and to continue to grow the business of the Company. The Compensation Committee continues to subscribe to such philosophy and intends to implement it in structuring Mark Diamond’s compensation package.

Five Year Performance Graph

     The following graph presents a comparison of the cumulative total shareholder return on the Company’s Common stock with the Nasdaq Stock Market (U.S.) Index and the average performance of a group consisting of the Company’s peer corporations on a line of business basis. The companies comprising the peer issuers group are Arrow Electronics, Inc; Avnet, Inc.; Ingram Micro Inc.; Merisel, Inc.; and Tech Data Corporation. This graph assumes that $100 was invested on June 30, 1998, in the Company’s Common Stock and in the other indices and that all dividends were reinvested. The peer corporations were weighted on a market capitalization basis at the time of each reported data point. The stock price performance shown below is not necessarily indicative of future price performance.

	Cumulative Total Return

	6/98	6/99	6/00	6/01	6/02	6/03

SED INTERNATIONAL HOLDINGS, INC	100.00	29.23	49.23	14.15	7.10	5.23
NASDAQ STOCK MARKET (U.S.)	100.00	143.67	212.43	115.46	78.65	87.33
PEER GROUP	100.00	81.29	94.42	73.38	71.60	50.03

Item 12. Security Ownership of Certain Beneficial Owners and Management

Securities Authorized for Issuance Under Equity Compensation Plans

     The Company maintains four stock option plans (the “1991 Plan”, the “1995 Directors Plan”, the “1997 Plan”, “1996 Directors Plan” and the “1999 Plan”), which are utilized to promote the long-term financial interest of the Company. The stock option plans are administered by the Compensation Committee of the Board of Directors. In the aggregate, the stock option plans authorize the grant of up to 2,441,500 shares of the Company’s common stock to directors, officers and key employees. The stockholders approved all of the Company’s stock option plans, with the exception of the “1999 Plan”.

     The “1999 Plan”, established on July 20, 1999 for a term of ten years authorizes the Company to grant up to 1,200,000 shares of common stock to employees, Directors and Consultants of the Company and is intended to be a “board-based plan” in that, at all times not more than fifty percent (50%) of the optionees and recipients of the plan shall be officers or affiliates. Under the plan, the Company may grant both nonqualified options and restricted stock awards and have an option or award price of the fair market value of the Company’s common stock on the date of grant. Unless otherwise specified by the Compensation Committee, options and restricted awards vest ratably over a four- year period. All grants expire no later than 10 years from the date of grant.

     The following table summarizes the equity compensation plans of the Company as of June 30, 2003 in regards to the number of securities authorized for issuance, weighted average exercise price, and remaining securities available for future issuance for plans approved and not approved by security holders:

Equity Compensation Plans Information

Number of
securities
remaining available
	Number of		for future issuance
	Securities to be		under equity
	issued upon	Weighted-average	compensation plans
	exercise of	exercise price of	(excluding
	outstanding	outstanding	securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights (a)	and rights (b)	(a))

Equity compensation plans approved by security holders	1,241,500	2.15	105,825
Equity compensation plans not approved by security holders	1,200,000	4.66	813,273

Total	2,441,500	2.87	919,098

Please refer to Note 11 to the Company’s Consolidated Financial Statements for further information regarding the Company’s stock option plans.

Share Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information as of October 20, 2003 regarding the beneficial ownership of the Company’s Common Stock by (i) the persons named in the Summary Compensation Table (above), (ii) the Company’s directors, (iii) each person we know to own beneficially more than 5% of our outstanding Common Stock, and (iv) all directors and executive officers of the Company as a group. All shares of Common Stock shown in the table reflect sole voting and investment power except as otherwise noted.

	Amount and Nature		Percent
Name of Beneficial Owner	of Beneficial Ownership		of Class

Stewart I. Aaron	30,000	(11)	*
Carey Rosenthal	52,500	(12)	*
Melvyn I. Cohen	28,000	(1)	*
Jonathan Elster	71,420	(2)	1.84%
Mark Diamond	186,625	(3)	4.82%
Barry Diamond	61,600	(4)	1.59%
The Estate of Gerald Diamond	349,956	(5)	9.03%
Jean Diamond	74,500	(7)	1.92%
SED Associates	73,426	(6)	1.89%
FMR Corp.	480,000	(8)	12.39%
Dimension Fund Advisors, Inc.	205,925	(9)	5.31%
All current directors and executive officers as a group (8 persons)	783,181	(10)	20.21%

*	Represents less than one percent of the outstanding Common Stock.

(1)	The shares owned consist entirely of exercisable options to purchase common stock.

(2)	The shares include 62,500 options. The shares indicated include a restricted stock award of 2,500 shares granted May 10, 1999, which vests pro rata over 10 years, and 6,420 shares of restricted stock award granted February 28, 2001, which vest pro rata over 3 years. Mr. Elster has sole voting power over all the shares of restricted stock so awarded to him.

(3)	The shares include 150,000 options. The shares indicated include a restricted stock award of 25,000 shares granted May 10, 1999, which vest pro rata over 10 years, and 11,625 shares of a restricted stock award granted February 28, 2001, which vest pro rata over 3 years. Mr. M. Diamond has sole voting power over all of the shares of restricted stock so awarded to him.

(4)	The shares include 40,000 options. The shares indicated include a restricted stock award of 12,500 shares granted May 10, 1999, which vests pro rata over 10 years, and 9,100 shares of a restricted stock award granted February 28, 2001, which vest pro rata over 3 years. Mr. B. Diamond has sole voting power over all of the shares of restricted stock so awarded to him.

(5)	The shares include 150,000 options. The shares indicated include 1,956 shares held of record by Gerald Diamond on the date of his death as trustee for the benefit of his grandchildren. The shares do not include shares owned by Jean Diamond, as to which Mr. Diamond disclaims beneficial ownership. The shares also do not include the shares owned of record by SED Associates of which Mr. Diamond’s estate is deemed the indirect beneficial owner as described in footnote (6) below.

(6)	SED Associates is a general partnership of which Gerald Diamond was the managing partner. As managing partner, Mr. Diamond had sole voting and investment power with respect to the Common Stock owned by SED Associates. Therefore, Mr. Diamond was deemed the indirect beneficial owner of the shares of Common Stock owned of record by SED Associates.

(7)	The shares indicated include 50,000 options. Ms. Diamond has sole voting power over all of the shares. The shares indicated do not include 348,000 shares which were held by Gerald Diamond, the husband of Ms. Diamond, nor 1,956 shares which were held of record by Gerald Diamond as trustee for the benefit of their grandchildren, as to which Ms. Diamond disclaims beneficial ownership. The shares indicated also do not include the shares owned of record by SED Associates of which Mr. G. Diamond was deemed the indirect beneficial owner as described in footnote (6).

(8)	All of the shares indicated are deemed beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., as a result of its serving as investment adviser to Fidelity Low-Priced Stock Fund, the owner of the 480,000 shares. FMR Corp.’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(9)	The shares indicated are owned by several different funds managed by Dimensional Fund Advisors, Inc., 1299 Ocean Avenue, 11th floor, Santa Monica, California 90401-1038.

(10)	The shares indicated do not include shares owned by former directors and officers.

(11)	Includes 30,000 options to purchase common stock.

(12)	Includes 35,000 options to purchase common stock.

Item 13. Certain Relationships and Related Transactions

Certain Relationships and Related Transactions With Retired Directors and Officers

     The Company utilizes the legal services of Cohen, Pollock, Merlin, Axelrod & Small, P.C. (“CPMAS”) for various matters from time to time. A senior partner and founder of CPMAS—Mr. Elliot Cohen—was a director of the Company during part of fiscal 2003. The Company paid $179,000 for these legal services in fiscal year 2003 and does not consider the amounts involved in its transactions with CPMAS to be material in relation to the Company’s business. Furthermore, the Company believes that any such amounts are not material in relation to the business of CPMAS. Mr. Elliott Cohen resigned from the Board of Directors August 20, 2002.

     Mr. Larry Ayers resigned his positions as director, Chief Financial Officer and Secretary of the Company, and VP-Finance of SED International, Inc. on March 27, 2002. The Company entered into a short term consulting arrangement at the time of his resignation with LGA Consulting, an entity owned and managed by Mr. Ayers. During fiscal 2003, LGA Consulting was paid $2,379. The Company does not consider the amounts involved in its transactions with LGA Consulting to be material in relation to the Company’s business.

     The Company in the future does not intend to enter into transactions similar to those described above without first determining that doing so would not violate the Sarbanes-Oxley Act of 2002.

Lease of Headquarters

     On April 1, 1999 the Company signed a seven-year lease with the Diamond Chip Group LLC, successor owner of the premises used by the Company for its headquarters. The members of the Diamond Chip Group LLC are Gerald Diamond, Jean A. Diamond and Nathan Diamond Revocable Trust, who own respectively 37.5%, 37.5%, and 25% of the outstanding interests in this entity. The beneficiaries of the Nathan Diamond Revocable Trust are Julie Elster and Mark Diamond, Daughter and Son respectively of Jean Diamond and the late Gerald Diamond. The predecessor owner of the premises was Royal Park Company, a Georgia general partnership whose partners were Gerald and Jean Diamond.

     Rental payments for fiscal 2003 were $275,000. Rent escalates each October at a rate of 3% per year. In addition to rental payments, the Company pays all operating costs associated with the lease of its headquarters. The lease includes an option for one three-year renewal upon expiration of the initial term.

     The lease also provides the Company with a right of first refusal to purchase the premises in the event Diamond Chip Group LLC proposes to sell the facility during the lease term. The Company believes that the lease with the Diamond Chip Group LLC is, on terms no less favorable than those available from unaffiliated parties.

     The Company in the future does not intend to enter into transactions similar to those described above without first determining that doing so would not violate the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

     The firm of Ernst & Young LLP served as the Company’s independent auditors for fiscal 2003 and 2002.

     Audit Fees. The aggregate fees billed by the Company’s auditors, Ernst & Young LLP, for professional services rendered for the audit of the Company’s annual financial statements for the year ended June 30, 2003 and 2002 and the reviews of the financial statements included in the Company’s Forms 10-Q for those years were $338,000 and $412,000, respectively.

     Other Audit Related Fees. The aggregate other audit related fees billed by the Company’s auditors, Ernst & Young LLP, for professional services rendered for the year ended June 30, 2003 and 2002 were $0 and $14,000, respectively.

     Tax Fees. The aggregate tax fees billed by the Company’s auditors, Ernst & Young LLP, for professional services related to tax matters for the year ended June 30, 2003 and 2002 were $164,000 and $122,000, respectively.

     All Other Fees. The aggregate fees billed for services rendered by Ernst & Young LLP for 2003 and 2002 other than the services described above, were $0 and $75,000, respectively.

     The Audit Committee has considered the issue of whether the provision of the non-audit services is compatible with maintaining the auditor’s independence. The Audit Committee has concluded that the provision of the non-audit services listed as Tax Fees and “All Other Fees” above is compatible with maintaining the independence of Ernst & Young LLP.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, this 28th day of October 2003.

SED INTERNATIONAL HOLDINGS, INC

By:	/s/ Philip Flynt

Philip Flynt Vice President-Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and Accounting officer)