Form 10-K/A
period 2003-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2004-02-13
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2
(Amending Part II — Items 6, and 8)

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

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A is being filed to amend Part II, Item 6 and Item 8 of the Registrant’s Annual report on Form 10-K for the fiscal year ended June 30, 2003, filed on October 7, 2003 (the “Original 10-K”). This Amendment No. 2 does not otherwise alter the disclosures set forth in the Original 10-K and does not reflect events occurring after the filing of the Original 10-K. This Amendment No. 2 is effective for all purposes as of the date of the filing of the Original 10-K.

Subsequent to the issuance of the Company’s consolidated financial statements included in its Annual report on Form 10-K for the fiscal year ended June 30, 2003, management determined that amounts outstanding under the revolving credit facility with Fleet Capital Corporation (“Fleet”) as described in Note 8 of the Company’s consolidated financial statements should have been classified as a current liability rather than long term in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22. Accordingly, the accompanying balance sheets in Item 8 and working capital in Item 6, Selected Financial Data have been restated to reflect the reclassification of the amounts outstanding under the revolving credit facility with Fleet as a current liability. This restatement has no impact on the Company’s results of operations, cash flows or compliance covenants under the Fleet Agreement for the years ended June 30, 2003 and 2002.

Part II Item 6 of the original 10-K is herby amended and restated in its entirety as follows:

_______________________________________

PART II
REPORT OF INDEPENDENT AUDITORS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART IV
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART II

Item 6. Selected Financial Data Five Year Financial Summary

	Year ended June 30,

	2003	2002	2001	2000	1999

Statement of operations data:
Net sales	$413,148,000	$423,881,000	$445,580,000	$530,789,000	$662,047,000
Cost of sales	393,724,000	403,792,000	420,441,000	500,856,000	638,097,000

Gross profit	19,424,000	20,089,000	25,139,000	29,933,000	23,950,000
Selling, general and admin expenses	24,961,000	20,628,000	24,153,000	23,617,000	39,424,000
Depreciation & amortization expense	1,614,000	2,081,000	2,687,000	2,395,000	3,077,000
Foreign currency transactions loss (gain)	581,000	(9,000)	220,000	96,000	214,000
(Gain) loss disposal of assets	(3,000)	13,000	224,000	(3,000)
Impairment charges	39,000		6,147,000		15,386,000

Operating (loss) income	(7,768,000)	(2,624,000)	(8,292,000)	3,828,000	(34,151,000)
Interest expense — net	470,000	265,000	60,000	147,000	253,000
Other income — net	10,513,000

Income (loss) before income taxes and before cumulative effect of a change in accounting principle and discontinued operations	2,275,000	(2,889,000)	(8,352,000)	3,681,000	(34,404,000)
Income tax (benefit) expense	613,000	(1,390,000)	344,000	578,000	(1,407,000)

Income (loss) from continuing operations	1,662,000	(1,499,000)	(8,696,000)	3,103,000	(32,997,000)
Loss from discontinued operations	(4,742,000)	(3,009,000)	(3,149,000)	(1,414,000)	(4,911,000)

(Loss) income before cumulative effect of a change in accounting principle	(3,080,000)	(4,508,000)	(11,845,000)	1,689,000	(37,908,000)
Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000		6,297,000

Net (loss) income	$(3,080,000)	$(10,805,000)	$(11,845,000)	$1,689,000	$(37,908,000)

Basic and diluted (loss) income per share:
From continuing operations	$0.43	$(0.39)	$(2.40)	$0.92	$(7.59)
From discontinued operations	(1.24)	(0.78)	(0.87)	(0.42)	(1.13)

Before cumulative effect of a change in accounting principle	(0.81)	(1.17)	(3.27)	0.50	(8.72)
Cumulative effect of a change in accounting principle, net of tax		(1.63)

Basic and diluted (loss) income per share	$(0.81)	$(2.80)	$(3.27)	$0.50	$(8.72)

Weighted average number of shares outstanding
Basic	3,816,000	3,862,000	3,618,000	3,364,000	4,349,000
Diluted	3,816,000	3,862,000	3,618,000	3,386,000	4,349,000

	At June 30,

	2003	2002	2001	2000	1999

Balance sheet data:
Working capital	$25,514,000	$24,063,000	$30,539,000	$36,506,000	$45,193,000
Total assets	86,170,000	80,562,000	107,466,000	121,319,000	141,090,000
Long-term obligations less current portion					8,500,000
Shareholders’ equity	27,716,000	27,852,000	42,615,000	55,349,000	52,810,000

      All periods presented have been restated in connection with the February 2003 discontinuance of operations of SED International do Brasil Distribuidora, Ltda. If the non-amortization provisions of SFAS No. 142 had been applied to all periods presented, the 2001, 2000 and 1999 net income would have increased or net loss would have decreased by $433,000, $373,000, and $888,000. 2000 and 1999 have been reclassified in connection with the fiscal 2001 adoption of a new accounting pronouncement.

      The Company has restated its Consolidated Balance Sheet as of June 30, 2003 and 2002 to properly classify the revolving credit facility with Fleet Capital Corporation (the “Fleet Agreement”) as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). This restatement has no impact on the Company’s results of operations, cash flows or compliance covenants under the Fleet Agreement for the years ended June 30, 2003 and 2002. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility. As a result of the reclassification of the revolving credit facility to a current liability, working capital decreased $12,823,000 and $4,900,000 for the fiscal years ended June 30, 2003 and 2002 respectively.

Part II Item 8 of the original 10-K is hereby amended and restated in its entirety as follows:

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

      As discussed in Note 8, the consolidated balance sheets for the years ended June 30, 2003 and 2002 have been restated to reclassify borrowings under a revolving credit facility form non-current liabilities to current liabilities.

      As discussed in Note 3, effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia
October 3, 2003, except for Note 8,
   as to which the date is
   February 12, 2004

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(Restated see Note 8)

	June 30,

	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$4,849,000	$4,371,000
Restricted cash		800,000
Trade accounts receivable, less allowance for doubtful accounts of $2,749,000 (2003) and $1,455,000 (2002)	34,261,000	33,393,000
Other receivables	10,029,000
Inventories	33,098,000	36,732,000
Deferred income taxes	153,000	113,000
Other current assets	1,578,000	1,364,000

Total current assets	83,968,000	76,773,000
Property and equipment — net	2,202,000	3,789,000

Total assets	$86,170,000	$80,562,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,470,000	$41,024,000
Accrued and other current liabilities (including $3,400,000 to a related party in 2003)	8,146,000	4,390,000
Revolving credit facility	12,823,000	4,900,000
Short term subsidiary bank debt	15,000	2,396,000

Total current liabilities	58,454,000	52,710,000

Total liabilities	58,454,000	52,710,000
Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued
Common stock, $.01 par value; 100,000,000 shares authorized, 5,563,206 (2003) and 5,563,206 (2002) shares issued, 3,875,861 (2003) and 3,929,510 (2002) shares outstanding	56,000	56,000
Additional paid-in capital	68,442,000	68,407,000
Accumulated deficit	(23,109,000)	(20,029,000)
Accumulated other comprehensive loss	(4,531,000)	(7,499,000)
Treasury stock, 1,687,345 (2003) and 1,633,696 (2002) shares, at cost	(13,052,000)	(12,861,000)
Unearned compensation — stock awards	(90,000)	(222,000)

Total shareholders’ equity	27,716,000	27,852,000

Total liabilities and shareholders’ equity	$86,170,000	$80,562,000

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

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2003, 2002, 2001

1. Summary Of Significant Accounting Policies

      Principles of Consolidation - The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil, Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., (collectively the “Company”). All intercompany accounts and transactions have been eliminated. The operations of SED International do Brasil, Ltda. were discontinued in the third quarter of fiscal 2003. See Note 19.

      Description of Business - The Company is a wholesale distributor of microcomputers, computer peripheral products and wireless telephone products, serving value-added resellers and dealers in the United States and Latin America. The Company does not require collateral from its customers.

      Risks and Uncertainties - The Company has at various times incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in connection with these efforts. Failure to effectively implement the plan could adversely affect the Company’s profitability and financial condition.

      Numerous factors and conditions impact the Company’s ability to achieve its profit goals, including, but not limited to, the following:

•	Continuation of distribution agreements - The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and most Latin American countries (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities - The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 8.

•	Cash flows - While not presently expected, the Company’s continued operation in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by the subsidiary). The October 2002 credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters restrict the Company’s ability to repatriate cash flows to the United States.

      Revenue Recognition - Sales are recorded upon shipment. The Company allows its customers to return product for exchange or credit subject to certain limitations. Returns have historically not been significant. Provision for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping and handling costs are included in cost of sales.

      Concentrations of Credit Risk - Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company generally does not require collateral from its customers.

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those difference could be significant.

      Cash Equivalents - Cash equivalents are short-term investments purchased with a maturity of three months or less.

      Accounts Receivable - Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts.

      Allowance for Doubtful Accounts - An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Management does not believe the estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers, subject to certain deductible limitations. Uncollectible accounts are written-off against the allowance for doubtful accounts.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $11,136,000 at June 30, 2003 and $3,383,000 at June 30, 2002. Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase.

      Property and Equipment - Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related asset, which generally range from three to seven years. Leasehold improvements are amortized ratably over the lesser of the useful lives of the improvements or the related lease terms.

      Long-Lived Assets and Impairment - The Company periodically reviews long-lived assets, for impairment based on judgments as to the fair value of such assets primarily based upon future undiscounted cash flows from related operations. Based on the information available, an impaired asset is written down to its estimated fair market value generally measured by discounting estimated future cash flows. See Note 3 and Note 7.

      Foreign Currency Translation - The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of operations. See Note 17.

      Earnings Per Common Share (EPS) - Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent additional common shares assumed to be issued. For the years ended June 30, 2003, 2002, and 2001 (fiscal 2003, 2002, and 2001, respectively) options for approximately 801,000, 969,000, and 321,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.

      Fair Value of Financial Instruments - Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate their fair value.

      Reclassifications - Certain prior year balances have been reclassified to conform with the current year presentation.

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

      Effective July 1, 2002, the Company adopted the fair value method defined in SFAS No. 123, Accounting for Stock-Based Compensation. (“SFAS No. 123”). In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of FASB Statement No. 123. For information regarding the adoption of the fair value method defined in SFAS No. 123, refer to Note 11. The adoption of SFAS No. 123 had no significant effect on the Company’s financial statements.

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

8. Credit Facilities

      The Company has restated its Consolidated Balance Sheet as of June 30, 2003 and 2002 to properly classify the revolving credit facility with Fleet Capital Corporation (hereafter “Fleet” and the “Fleet Agreement”) as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). This restatement has no impact on the Company’s results of operations, cash flows or compliance covenants under the Fleet Agreement for the years ended June 30, 2003 and 2002. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility

      On October 7, 2002, the Company entered into a three year, $35 million credit facility with Fleet. The Fleet Agreement provides for revolving borrowings up to $35 million based upon the Company’s eligible domestic accounts receivable and inventory as defined therein. Borrowings under the Fleet Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from the prime rate to the prime rate plus a margin of .5%, or the Federal funds rate plus a margin of .5%, or LIBOR plus a margin ranging from 2% to 2.75%. The Company is also subject to a commitment fee ranging from .25% to ..5% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Fleet Agreement are secured by substantially all domestic assets of the Company and 65% of each of the Company’s shares in its foreign subsidiaries, respectively. The Fleet Agreement matures on October 7, 2005.

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

      As of June 30, 2003, future minimum rental commitments under noncancelable operating leases are:

Future
Year Ending June 30	Rent

2004	$1,286,000
2005	617,000
2006	396,000
2007	76,000

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

	Year Ended June 30,

(in thousands, except per share amounts)	2003	2002	2001

Net loss, as reported	$(3,080)	$(10,805)	$(11,845)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, less $4,000 recognized in 2003	(361)	(775)	(762)

Pro forma net loss	$(3,441)	$(11,580)	$(12,607)

Loss per share:
As reported	$(0.81)	$(2.80)	$(3.27)

Pro forma	$(0.90)	$(3.00)	$(3.48)

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

      Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

		Weighted
		Average
	Shares	Exercise Price

Shares under options at June 30, 2000	1,326,393	$10.18
Granted	83,550	5.45
Cancelled	(1,088,549)	8.58

Shares under options at June 30, 2001	321,394	14.14
Granted	746,500	1.91
Cancelled	(99,300)	4.00

Shares under options at June 30, 2002	968,594	3.17
Granted	37,500	.90
Cancelled	(205,210)	3.91

Shares under options at June 30, 2003	800,884	2.87

Options exercisable at June 30:
2001	103,868	$6.86
2002	802,738	2.96
2003	740,918	2.96

      The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2003:

	Outstanding Options

		Weighted		Exercisable Options
		Average	Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.0000 - $1.0130	32,500	9.0	$0.9000	—	—
$1.0131 - $2.0260	561,500	8.1	$1.9377	546,636	$1.9531
$2.0261 - $3.0390	30,500	7.6	$2.3439	22,533	$2.2853
$5.0651 - $6.0780	143,709	5.8	$5.8800	143,709	$5.8800
$6.0781 - $7.0910	5,250	6.4	$6.8200	5,250	$6.8200
$7.0911 - $8.1040	21,800	6.4	$7.8856	17,250	$7.8713
$9.1171 - $10.1300	5,625	3.4	$10.1061	5,540	$10.1087

      Restricted Stock - The Company’s stock option plan established in 1999 also permits the grant of restricted stock awards. Awards which have been granted under this 1999 plan vest ratably over two to ten years. Restricted stock activity is as follows:

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

      Stockholder Rights Agreement - In October 1996, the Company adopted a stockholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company’s consent, acquires beneficial ownership of 12% or more of the Company’s common stock or announces or commences a tender or exchange offer that could result in 12% ownership (the “Change Date”). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power and, until exercisable, no dilutive effect on net earnings per common share. The rights expire in October 2006 and are redeemable at the discretion of the Company’s Board of Directors at $.01 per right.

      Exchange Plan - In February 2001, the Company made an offer to employees of the Company to exchange stock options they previously received in exchange for awards of restricted stock under the Company’s 1997 and 1999 Stock Option Plan. Under the exchange, an employee received one share of restricted common stock for each option to purchase five shares of common stock surrendered. A similar option exchange offer was made to non-employee Directors. Based on the 5 for 1 exchange ratio, 1,019,889 options were exchanged for awards of 203,978 shares of restricted common stock. The exchanged options had an exercise price from $5.25 to $10.13 and the average exercise price for the exchanged options was $8.78. The total valuation placed on the awards issued was approximately $446,000, based on the closing price of the common stock of $2.19 on February 28, 2001. The exchange increased the number of shares of the Company’s common stock outstanding by 5.5%, but reduced potential dilutive impact on the Company’s common stock associated with the 1,019,889 options exchanged and cancelled. Options returned became available for re-issuance.

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

17. Latin America Economic Situation and Devaluation

      As a result of an ongoing economic crisis, the Argentine government has implemented a number of monetary and exchange control measures including restrictions on the withdrawal of funds deposited with Argentine banks and the practical impossibility of making transfers abroad. On January 6, 2002, the Argentine Congress also approved Law No. 25,561 on Public Emergency and Exchange System Reform that eliminated the pegging of the ARS (Argentine peso) to the US dollar on a one to one basis. In place of the pegged exchange rate the Central Bank of Argentina established an “official” and a “freely floating” exchange market for transactions originating in Argentina. The “official” exchange rate was fixed at ARS (Argentine peso) 1.4 to USD (US Dollar) 1. The “freely floating” exchange for the ARS as compared to the USD decreased from 1.7 pesos to 1 dollar at January 11, 2002 (first day after exchange market was reopened) to 2.8 pesos to 1 dollar at June 30, 2003.

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

SED INTERNATIONAL HOLDINGS, INC

By:	/s/ PHILIP FLYNT

Philip Flynt Vice President — Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

Date: February 12, 2004