Form 10-Q/A
period 2003-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2004-02-13
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A
Amendment No. 1
(Amending Part I Item 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed to amend Part I, Item 1 and of the Registrant’s report on Form 10-Q for the quarter ended September 30, 2003, filed on November 14, 2003 (the “Original 10-Q”). This Amendment No. 1 does not otherwise alter the disclosures set forth in the Original 10-Q and does not reflect events occurring after the filing of the Original 10-Q. This Amendment No. 1 is effective for all purposes as of the date of the filing of the Original 10-Q.

Subsequent to the issuance of the Company’s consolidated financial statements included in its report on Form 10-Q for the quarter ended September 30, 2003, management determined that amounts outstanding under the revolving credit facility with Fleet Capital (“Fleet”) as described in Note 9 of the Company’s condensed consolidated financial statements should have been classified as a current liability rather than long term in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22. Accordingly, the accompanying balance sheets in Part I, Item 1 have been restated to reflect the reclassification of the amounts outstanding under the revolving credit facility with Fleet Capital as current liability. This restatement has no impact on the Company’s results of operations, cash flows or compliance covenants under the Fleet Agreement for the quarters ended September 30, 2003 and 2002.

Part I Item 1 of the original 10-Q is hereby amended and restated in its entirety as follows:

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except par values)
(Restated see Note 9)

	September 30, 2003	June 30, 2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,682	$4,849
Accounts receivable, net	35,196	34,261
Other receivables	0	10,029
Inventories, net	24,805	33,098
Deferred income taxes	147	153
Prepaid expenses and other current assets	1,445	1,578

Total Current Assets	77,275	83,968
Property, plant and equipment, net	1,882	2,202

TOTAL ASSETS	$79,157	$86,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,726	$37,470
Accrued and other current liabilities (including $3,400 to a related party)	8,937	8,161
Revolving credit facility	17,498	12,823

Total Current Liabilities	52,161	58,454

TOTAL LIABILITIES	52,161	58,454
Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, No shares issued and outstanding	—	—
Common stock, $.01 par value; authorized: 100,000,000 shares outstanding: September 30, 2003 – 3,874,637 shares; June 30, 2003 - 3,875,861 shares	56	56
Contributed capital	68,449	68,442
Accumulated deficit	(23,661)	(23,109)
Accumulated other comprehensive loss	(4,707)	(4,531)
Treasury stock, 1,672,160 at September 30, 2003 and 1,633,696 shares at June 30, 2002 at cost	(13,062)	(13,052)
Unearned compensation – stock awards	(79)	(90)

Total Stockholders’ Equity	26,996	27,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,157	$86,170

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

The Company has restated its Condensed Consolidated Balance Sheet as of September 30, 2003 and 2002 to properly classify the revolving credit facility with Fleet Capital Corporation (hereafter “Fleet” and “Fleet Agreement”) as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). This restatement has no impact on the Company’s results of operations, cash flows or compliance covenants under the Fleet Agreement for the quarters ended June 30, 2003 and 2002. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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