Form 10-Q
period 2003-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2004-02-13
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 6, 2004 was 3,832,939 shares.

SED International Holdings, Inc. and Subsidiaries

INDEX

Page

Part I — Financial Information:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of December 31, 2003 (Unaudited) and June 30, 2003	3
Condensed Consolidated Statements of Operations for the three months ended December 31, 2003 and 2002 (Unaudited)	4
Condensed Consolidated Statements of Operations for the six Months ended December 31, 2003 and 2002 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2003 and 2002 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	23
Item 4. Controls and Procedures	23
Part II — Other Information:
Item 6. Exhibits and Reports on Forms 8-K	24

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except par values)

	December 31, 2003	June 30, 2003

	(Unaudited)	(Restated see Note 9)
ASSETS
Current Assets:
Cash and cash equivalents	$15,097	$4,849
Accounts receivable, net	26,782	34,261
Other receivables	—	10,029
Inventories, net	21,552	33,098
Deferred income taxes	146	153
Prepaid expenses and other current assets	1,858	1,578

Total Current Assets	65,435	83,968
Property, plant and equipment, net	1,720	2,202

TOTAL ASSETS	$67,155	$86,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$25,019	$37,470
Accrued and other current liabilities (including $3,156 and $3,400 to a related party) at December 31 and June 30, 2003	7,541	8,161
Revolving credit facility	8,193	12,823

Total Current Liabilities	40,753	58,454
TOTAL LIABILITIES	40,753	58,454
Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, No shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 5,563,206 at December 31, 2003 and June 30, 2003; issued 3,874,637 shares at December 31, 2003 and 3,875,861 at June 30, 2003	56	56
Contributed capital	68,556	68,442
Accumulated deficit	(24,471)	(23,109)
Accumulated other comprehensive loss	(4,599)	(4,531)
Treasury stock, 1,689,747 at December 31, 2003 and 1,687,345 shares at June 30, 2003 at cost	(13,072)	(13,052)
Unearned compensation — stock awards	(68)	(90)

Total Stockholders’ Equity	26,402	27,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,155	$86,170

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	December 31,

	2003	2002

REVENUES	$82,275	$110,431
COST of REVENUES	78,628	104,874

GROSS PROFIT	3,647	5,557
OPERATING EXPENSES:
Selling, general and administrative expense	3,974	4,712
Depreciation and amortization expense	307	403
Foreign currency transaction (gain) loss	(12)	119

Total Operating Expenses	4,269	5,234

OPERATING (LOSS) INCOME	(622)	323

OTHER INCOME (EXPENSES):
Interest expense, net	(85)	(143)
Other, net	—	513

Total Other (Expense) Income	(85)	370
(LOSS) INCOME BEFORE INCOME TAXES	(707)	693
INCOME TAX EXPENSE	144	259

(LOSS) INCOME FROM CONTINUING OPERATIONS	(851)	434
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	42	(202)

NET (LOSS) Income	$(809)	$232

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE
(Loss) income from continuing operations	$(0.22)	$0.11
Income (loss) from discontinued operations	0.01	(0.05)

Net (loss) income per common share	$(0.21)	$0.06

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,827,000	3,799,500

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

REVENUES	$188,554	$224,012
COST of REVENUES	180,178	213,231

GROSS PROFIT	8,376	10,781
OPERATING EXPENSES:
Selling, general and administrative expense	8,766	8,871
Depreciation and amortization expense	628	859
Foreign currency transaction (gain) loss	(2)	483
Loss on disposal of assets, net	(10)	—

Total Operating Expenses	9,382	10,213

OPERATING (LOSS) INCOME	(1,006)	568

OTHER INCOME (EXPENSES):
Interest expense, net	(141)	(323)
Other-Net	—	513

Total Other (Expense) Income	(141)	190
(LOSS) INCOME BEFORE INCOME TAXES	(1,147)	758
INCOME TAX EXPENSE	243	440

LOSS INCOME FROM CONTINUING OPERATIONS	(1,390)	318
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	28	(1,076)

NET LOSS	$(1,362)	$(758)

BASIC AND DILUTED LOSS PER COMMON SHARE
(Loss) Income from continuing operations	$(0.36)	$0.08
Loss from discontinued operations	(0.00)	(0.28)

Net loss per common share	$(0.36)	$(0.20)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,828,000	3,812,700

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	December 31,

	2003	2002

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$16,686	$(14,126)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(147)	(187)

Net cash used in investing activities	(147)	(187)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit facility	(4,630)	14,012
Repayment of foreign bank debt borrowings	(15)	(1,018)
Repurchase of common stock	0	(27)

Net cash (used) provided by financing activities	(4,645)	12,967

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(1,646)	3,027

NET INCREASE IN CASH AND CASH EQUIVALENTS	10,248	1,681
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,849	4,371

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$15,097	$6,052

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (SED Brasil; formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (SED Brasil and E.Store.com, Inc. operations were discontinued during fiscal year 2003 and 2002, respectively), (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain items in the consolidated financial statements for the periods ended December 31, 2002 and June 30, 2003 have been reclassified to conform with the presentation used with respect to the three and six months ended December 31, 2003. Operating results for the three and six months ended December 31, 2003 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004, or any other interim period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED Holdings, Inc. Annual Report on Form 10-K/A for the year fiscal year ended June 30, 2003.

2. Discontinued Operations

In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED Brasil. As a result, SED Brasil was reported as a disposal of a segment of business in the third quarter of fiscal 2003. Accordingly, the operating results of SED Brasil have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED Brasil’s assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of December 31, 2003 and June 30, 2003 in accordance with Accounting Principles Board Opinion No. 30.

SED Brasil has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory. These ongoing expenses during the dormancy period are not expected to be significant.

For the six months ended December 31, 2002, SED Brasil reported a loss of $1.1 million on net sales of approximately $7.9 million. There were no significant activities for the six month period ended December 31, 2003.

At December 31, 2003, SED Brasil had assets of approximately $39,000 and third party liabilities of $611,000. The assets include cash of $17,000 and prepaid taxes of $22,000. Liabilities include accounts payable related to inventory of $548,000, and other miscellaneous accrued liabilities of $63,000.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

3. Accounts Receivable

	December 31,	June 30,
	2003	2003

Trade receivables	$30,299	$37,010
Less: allowance for doubtful accounts	(3,517)	(2,749)

	$26,782	$34,261

4. Other Receivables

      In June 2003, the Company accrued income of $10.0 million, plus accrued interest of $29,000 related to proceeds due under two key man life insurance policies held on the life of Gerald Diamond, the Company’s founder and former Chairman and Chief Executive Officer. The insurance proceeds were received in July and August of 2003.

5. Inventory

	December 31,	June 30,
	2003	2003

Inventory	$19,110	$22,863
Inventory in transit	2,783	11,286
Less: reserves	(341)	(1,051)

	$21,552	$33,098

6. Comprehensive Loss

Comprehensive (loss) income was ($0.7) million and $0.3 million, respectively, for the three months ended December 31, 2003 and 2002 and ($1.4) and ($0.7) million, respectively, for the six months ended December 31, 2003 and 2002.

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

For the three months
ended December 31,
2003	United States	Latin America	Eliminations	Consolidation

Net Sales:
Unaffiliated customers	$69,959	$12,316		$82,275
Foreign subsidiaries

Total	$69,959	$12,316		$82,275

Gross profit	$2,603	$1,044		$3,647
Operating (loss) income from continuing operations	(986)	364		(622)
Total assets	85,906	12,574	$(31,364)	67,116
For the three months ended December 31,
2002
Net Sales:
Unaffiliated customers	$100,841	$9,590		$110,431
Foreign subsidiaries	(157)		157

Total	$100,684	$9,590	$157	$110,431

Gross profit	$4,245	$1,173	139	$5,557
Operating (loss) income from continuing operations	(276)	460	139	323
Total assets	$101,142	$11,587	$(32,797)	$79,932

Net sales by product category is as follows:

For the three		Wireless	Shipping and
months Ended	Microcomputer	Telephone	Handling
December 31,	Products	Products	Revenue	Total

2003	$66,525	$15,462	$288	$82,275
2002	98,739	11,425	267	110,431

Approximately 28.9% and 22.6% of the Company’s net sales for the three months ended December 31, 2003 and 2002, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

7. Segment Reporting (Continued)

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

Financial information for continuing operations by geographic region is as follows:

For the six months
Ended December 31, 2003	United States	Latin America	Eliminations	Consolidation

Net Sales:
Unaffiliated customers	$166,901	$21,653		$188,554
Foreign subsidiaries

Total	$166,901	$21,653		$188,554

Gross profit	$6,431	$1,945		$8,376
Operating (loss) income from continuing operations	(1,668)	662		(1,006)
Total assets	85,906	12,574	$(31,364)	67,116
For the six months ended December 31,
2002
Net Sales:
Unaffiliated customers	$205,295	$18,717		$224,012
Foreign subsidiaries	19		(19)

Total	$205,314	$18,717	$(19)	$224,012

Gross profit	$8,179	$2,463	139	$10,781
Operating (loss) income from continuing operations	(464)	962	70	568
Total assets	$101,142	$11,587	$(32,797)	$79,932

Net sales by product category is as follows:

		Wireless	Shipping and
For the six months	Microcomputer	Telephone	Handling
Ended December 31,	Products	Products	Revenue	Total

2003	$152,386	$35,550	$618	$188,554
2002	199,065	24,354	593	224,012

Approximately 26.4% and 21.6% of the Company’s net sales for the six months ended December 31, 2003 and 2002, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

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

	Three Months		Six Months
	Ended		Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net loss, as reported	$(809)	$232	$(1,362)	$(758)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	100	1	100	1
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(167)	(90)	(234)	(180)

Pro forma net loss	$(876)	$143	$(1,496)	$(937)

Loss per share:
As reported	$(0.21)	$0.06	$(0.36)	$(0.20)

Pro forma	$(0.23)	$0.04	$(0.39)	$(0.25)

9. Credit Facility and Bank Debt

      The Company has restated its Consolidated Balance Sheet as of June 30, 2003 to properly classify the revolving credit facility with Fleet Capital Corporation (hereafter “Fleet” and the “Fleet Agreement”) as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22 Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). This restatement had no impact on the Company’s results of operations cash flows or compliance covenants under the Fleet Agreement for the year ended June 30, 2003. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

Credit Facility and Bank Debt (Continued)

The Fleet Agreement also contains certain covenants which, among other things, requires that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $1.8 million at December 31, 2003. The Company’s minimum tangible net worth as defined by the Fleet Agreement was a negative $2.2 million at December 31, 2003. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company has continuously maintained at least $5 million in availability under the Fleet Agreement. As of January 27, 2004, the Company’s availability under the Fleet Agreement net of reserves for outstanding Letters of Credit of $2.2 million was $8.9 million. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended December 31, 2003 were $8.5 million, $17.9 million and 3.5%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for the six months ended December 31, 2003 were $12.9 million, $20.9 million and 3.6 % respectively.

At December 31, 2003, the Company would not have been in compliance with certain financial covenants under the Fleet Agreement had it breached the $5 million availability threshold. In the future, if the Company were to breach the $5 million threshold and fail to comply with the required financial covenants, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be adversely affected. The Company has classified borrowings under the Fleet Agreement as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility. Full details of the Fleet Agreement are reported on Form 10-K for the year ended June 30, 2003.

The Company’s subsidiary, SED International do Brasil Distribuidora Ltda. has previously operated under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by the subsidiary’s accounts receivable and require the maintenance of certain financial ratios. The Company had $0 in outstanding borrowings under these facilities at December 31, 2003 as compared to $15,000 at June 30, 2003.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

10. Liabilities under employment Agreement and Contingent Liabilities

The Company carried two key man life insurance policies payable to the benefit of the Company on the life of Gerald Diamond, the Company’s founder and Former Chairman and Chief Executive Officer who passed away in June of 2003. At June 30, 2003, the Company recorded a liability of approximately $3.4 million, which represents the Company’s present estimate of the amounts due as benefits to Mr. Diamond’s surviving spouse under Mr. Diamond’s employment contract. The liability accrues interest at the rate of 3.65% per annum, and is payable over seven years. However, the Company may be contingently liable for additional benefit payments depending on the resolution of issues concerning additional death benefits potentially due to Mr. Diamond’s surviving spouse. The balance of the liability at December 31, 2003 was approximately $3.2 million.

11. Other Income

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

Allowance for Doubtful Accounts- An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Management does not believe the estimate of the allowance for doubtful accounts is likely to be adversely affected by any individual customer, since the Company is protected by credit insurance on its significant customers, subject to certain deductible limitations. The credit insurance policy is for a twelve-month period, which expired on February 1, 2004, and provides for a policy limit of $10.0 million with an annual aggregate deductible of $2.0 million. The Company is negotiating the renewal of its existing policy as well as exploring opportunities to obtain credit insurance through another insurance carrier. However, there is no guarantee the Company will be successful in its efforts to renew or obtain coverage. At December 31, 2003, the Company had submitted claims against the credit insurance policy of $2.7 million. Based on the terms of the policy, the Company has estimated it will recover approximately $647,000 in insurance proceeds related to uncollectable accounts, which has been taken into consideration in the computation of the Company’s allowance for doubtful accounts at December 31, 2003. The allowance for doubtful accounts was approximately $3.5 million at December 31, 2003 and $2.7 million at June 30, 2003 or 11.6% and 7.4% of gross accounts receivables, respectively. The increase in the allowance for doubtful accounts from June 30, 2003, reflects additional reserves recorded for several of the Company’s customers that have experienced financial difficulty including bankruptcy.

Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase. The reserve for obsolete and slow moving inventories was approximately $341,000 at December 31, 2003 and $1.1 million at June 30, 2003 or 1.6% and 3.0% of gross inventories, respectively. The reduction in the Company’s inventory reserves from June 30, 2003 is attributed to a number of factors including the liquidation of approximately $250,000 in aged inventories, overall improvement in the age of the Company’s inventory at December 31, 2003 and the decline in the inventory levels of $11.5 million from June 30, 2003.

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

Results of Discontinued Operations

In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda.. As a result, SED International do Brasil Distribuidora, Ltda. was reported as a disposal of a segment of business in the third quarter of fiscal 2003. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of December 31, 2003 and June 30, 2003 in accordance with Accounting Principles Board Opinion No. 30.

At December 31, 2003, SED International do Brasil Distribuidora, Ltda. had assets of approximately $39,000 and third party liabilities of $611,000. The assets include cash of $17,000 and prepaid taxes of $22,000. Liabilities include accounts payable related to inventory of $548,000 and other miscellaneous accrued liabilities of $63,000.

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

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

REVENUES	100.00%	100.00%	100.00%	100.00%
COST OF REVENUES	95.57	94.97	95.56	95.19

GROSS MARGIN	4.43	5.03	4.44	4.81
OPERATING EXPENSES:
Selling, general and administrative expense	4.83	4.27	4.65	3.96
Depreciation and amortization expense	0.37	0.36	0.33	0.38
Foreign currency transaction loss	(0.01)	0.11	0.00	0.22
Gain (loss) on disposal of assets, net	0.00	0.00	(0.01)	0.00

Total Operating Expenses	5.19	4.74	4.97	4.56

OPERATING (LOSS) INCOME	(0.76)	0.29	(0.53)	0.25

OTHER INCOME (EXPENSES):
Interest expense, net	0.10	0.13	0.07	0.14
Other, net		(0.46)	0.00	(0.23)

Total other income (expense)	0.10	(0.33)	0.07	(0.09)

(LOSS) INCOME BEFORE INCOME TAXES	(0.86)	0.62	(0.60)	0.34
INCOME TAX EXPENSE	0.18	0.23	0.13	0.20

(LOSS) INCOME FROM CONTINUING OPERATIONS	(1.04)%	0.39%	(0.73)%	0.14%

Three Months Ended December 31, 2003 and 2002

Revenues. Total revenues for the three months ended December 31, 2003 decreased 25.5% to $82.3 million as compared to $110.4 million for the three months ended December 31, 2002. Microcomputer product sales for the three months ended December 31, 2003 decreased 32.6% to $66.5 million as compared to $98.7 million for the three months ended December 31, 2002. The decline in microcomputer product sales for the three months ended December 31, 2003 was primarily due to a decrease in hard drive sales as the Company seeks to improve its overall product mix while reducing its exposure and reliance on one major vendor in the hard drive market. Wireless telephone revenues for the three months ended December 31, 2003 increased 35.3% to $15.5 million as compared to $11.4 million for the three months ended December 31, 2002. The increase in wireless revenues over the prior year quarter is primarily due to expanded product lines and distribution rights.

Information concerning the Company’s domestic and international revenues is summarized below:

	Three Months Ended
	December 31,		Change

	2003	2002	Amount	Percent

United States:
Domestic	$58.5	$85.4	($26.9)	(31.5%)
Export	11.5	15.2	(3.7)	(24.3)
Latin America	12.3	9.6	2.7	28.1
Elimination	—	.2	(.2)	100.0

Consolidated	$82.3	$110.4	$28.1	(25.5%)

Domestic revenues declined $26.9 million to $58.5 million or 31.5% for the three months ended December 31, 2003 as compared to $85.4 million for the three months ended December 31, 2002. The decrease is attributed to a decline in hard drive and monitor sales, which were partially offset by an increase in the Company’s wireless product lines.

The decrease in the U.S. export sales was due primarily to declining sales of printers and printer consumables. Sales of microcomputer products represented approximately 81.2% of the Company’s second quarter net sales compared to 89.7% for the same period last year. Sales of wireless telephone products accounted for approximately 18.8% of the Company’s second quarter net sales compared to 10.3% for the same period last year.

The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.

Gross Profit Margins. Gross profit margin was $3.7 million or 4.4% for the three months ended December 31, 2003 compared to $5.6 million or 5.0% for the three months ended December 31, 2002. The decrease in the gross profit margin is primarily a result of volume, lower margin sales and overall pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $4.0 million for the three months ended December 31, 2003 compared to $4.7 million at December 31, 2002. Selling, general and administrative expenses as a percentage of revenues were 4.8% for the three months ended December 31, 2003 as compared to 4.2% for the three months ended December 31, 2002. The decrease in expense over the prior year quarter is primarily attributed to several factors including (i) employee related expenses of $242,000, (ii) professional fees of $219,000, (iii) general insurance of $79,000, (iv) telephone and data processing fees of $79,000, (v) other general operating expenses of $240,000, which were partially offset by an increase in bank charges of $82,000, occupancy expense of $76,000 and credit and collection expenses of $25,000. This decrease is attributed to the Company’s ongoing efforts to reduced employee cost and general overhead expenses.

Depreciation. Depreciation expense was $307,000 and $403,000 for the three months ended December 31, 2003 and 2002, respectively. The decline reflects lower capital expenditures and the discontinued operations.

Foreign Currency Transaction. Foreign currency transaction gains (losses) for the three months ended December 31, 2003 were $12,000 as compared to ($119,000) for the three months ended December 31, 2002. The decline in foreign currency transaction losses reflects the improvement in the foreign currencies and exchange rates in which the Company operates.

Interest Expense, Net. Interest expense, net was $85,000 and $143,000 for the three months ended December 31, 2003 and 2002, respectively. The decrease in net interest expense is related to interest income of $52,000 earned during the three months ended December 31, 2003.

Other Income. In December of 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorneys’ fees of $96,420.

Provision for Income Taxes. Income tax expense was approximately $144,000 for the three months ended December 31, 2003 as compared to $259,000 for the three months ended December 31, 2002. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Six Months Ended December 31, 2003 and 2002

Revenues. Total revenues for the six months ended December 31, 2003 decreased 15.8% to $188.6 million as compared to $224.0 million for the six months ended December 31, 2002. Microcomputer product sales for the six months ended December 31, 2003 decreased 23.5% to $152.4 million as compared to $199.1 million for the six months ended December 31, 2002. The decline in microcomputer product sales for the six months ended December 31, 2003 was primarily due to a decrease in hard drive sales as the Company seeks to improve its overall product mix while reducing its exposure and reliance on one major vendor in the hard drive market. Wireless telephone revenues for the six months ended December 31, 2003 increased 46.0% to $35.5 million as compared to $24.4 million for the six months ended December 31, 2002. The increase in wireless revenues over the prior year quarter is primarily due to expanded product lines and distribution rights.

Information concerning the Company’s domestic and international revenues is summarized below:

	Six Months Ended
	December 31,		Change

	2003	2002	Amount	Percent

United States:
Domestic	$138.8	175.6	(36.8)	(21.0%)
Export	28.1	29.6	(1.5)	(5.2%)
Latin America	21.7	18.8	2.9	15.4%
Elimination	(0.0)	0.0	0.0	100.0%

Consolidated	$188.6	224.0	(35.4)	(15.8%)

Domestic revenues decreased $36.8 million to $138.8 million or 21.0% for the six months ended December 31, 2003 as compared to $175.6 million for the six months ended December 31, 2002. The decrease is attributed to a decline in hard drive and monitor sales, which were partially offset by an increase in the Company’s wireless product lines.

The decrease in the U.S. export sales was due primarily to declining sales of printers and printer consumables. Sales of microcomputer products represented approximately 81.1% of the Company’s net sales for the six months period ended December 31, 2003 compared to 89.1% for the same period last year. Sales of wireless telephone products accounted for approximately 18.9% of the Company’s net sales for the six months ended December 31, 2003 compared to 10.9% for the same period last year.

The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.

Gross Profit Margins. Gross profit margin was $8.4 million or 4.4% for the six months ended December 31, 2003 compared to $10.8 million or 4.8% for the six months ended December 31, 2002. The decrease in the gross profit margin is primarily a result of volume, lower margin sales and overall pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $8.8 million for the six months ended December 31, 2003 compared to $8.9 million at December 31, 2002. Selling, general and administrative expenses as a percentage of revenues were 4.7% for the six months ended December 31, 2003 as compared to 4.0% for the six months ended December 31, 2002. The decrease in expense over the prior year quarter is primarily attributed to several factors including (i) employee related expenses of $253,000, (ii) professional fees of $147,000, (iii) general insurance of $91,000, (iv) telephone and data processing fees of $129,000, (v) other general operating expenses of $351,000, which were partially offset by an increase in bank charges of $169,000, occupancy expense of $86,000, credit and collection expenses of $490,000 and adjustments of certain property tax liabilities of $149,000.

Depreciation. Depreciation expense was $628,000 and $859,000 for the six months ended December 31, 2003 and 2002, respectively. The decline reflects lower capital expenditures and the discontinued operations.

Foreign Currency Transaction. Foreign currency transaction losses for the six months ended December 31, 2003 were $2,000 as compared to $483,000 for the six months ended December 31, 2002. The decline in foreign currency transaction losses reflects the improvement in the foreign currencies and exchange rates in which the Company operates.

Interest Expense, Net. Interest expense, net was $141,000 and $323,000 for the six months ended December 31, 2003 and 2002, respectively. The decrease in net interest expense is related to interest income of $111,000 earned during the six months ended December 31, 2003 on cash balances on hand.

Other Income. In December of 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorneys’ fees of $96,420.

Provision for Income Taxes. Income tax expense was approximately $243,000 for the six months ended December 31, 2003 as compared to $440,000 for the six months ended December 31, 2002. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Financial Condition and Liquidity

Overview. At December 31, 2003 the Company had cash and cash equivalents totaling $15.1 million. At December 31, 2003, the Company’s principal source of liquidity is its $15.1 million of cash, and available borrowings available under its revolving credit facility. The Company’s availability under the Fleet Agreement was $8.7 million on January 27, 2004, net of $2.2 million in reserves for outstanding Letters of Credit. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In October 2002, the Company entered into a three year, $35 million credit facility with Fleet Capital Corporation, which was used in part to pay off the Wachovia Bank borrowings. The Company derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While the Company continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit the Company’s ability to transfer cash between its domestic and international subsidiaries. The Company has no off-balance sheet arrangements or transactions involving special purpose entities.

Operating Activities. Cash provided by operating activities was $16.7 million for the six months ended December 31, 2003 as compared to $14.1 million used in operating activities for the six-month period ended December 31, 2002. The improvement over the prior year period is primarily due to the receipt of $10.0 million in key man life insurance proceeds.

Net trade receivables were $26.8 million at December 31, 2003 and $34.3 million at June 30, 2003. The decrease in trade receivables is a direct result of the decline in sales. Average days sales outstanding at December 31, 2003 were approximately 31 days as compared to 33 days at June 30, 2003.

Inventories decreased $11.5 million to $21.6 million at December 31, 2003 from $33.1 million at June 30, 2003. The decrease in inventory is primarily due to a decline in the Company’s hard drive inventory and ongoing efforts by management to improve inventory turns.

Prepaid and other current assets increased to $1.9 million at December 31, 2003 from $1.6 million at June 30, 2003 primarily as a result of prepaid insurance policies.

Accounts payable decreased $12.5 million to $25.0 million at December 31, 2003 compared to $37.5 million at June 30, 2003. The decrease in accounts payable is primarily attributed to the decline in inventory from June 30, 2003 and the timing of vendor payments.

Accrued liabilities at December 31, 2003 declined $620,000 from June 30, 2003. The decrease is primarily attributed to the payment of certain liabilities associated with Mr. Diamond’s employment agreement in the amount of $250,000 and the dismissal of a preference suit filed by the trustee of one of the Company’s customers in bankruptcy in the amount of $300,000.

Investing Activities. During the first six months of 2003, the Company made approximately $147,000 in capital expenditures, which was primarily related to leasehold improvements to its corporate office location in connection with the January 2004 consolidation of the Company’s Tucker, Georgia warehouse and corporate office facilities.

Financing Activities. Repayments under the Company’s short term revolving credit facility was $4.6 million.

Borrowings under the revolving credit facility decreased $4.6 million to $8.2 million at December 31, 2003 compared to $12.8 million at June 30, 2003.

Summary. The Company believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the short-term and long-term working capital and liquidity requirements.

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

•	Continuation of distribution agreements - The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would most likely reduce the Company’s profit margin on the affected products.

•	Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and Latin America (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities - The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants under its credit facility, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 9 of the consolidated financial statements.

•	Cash flows — While not presently expected, the Company’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary.

•	International Business Risks - Approximately 26.4% of the Company’s net sales for the first six months of fiscal 2004 and 21.6% for the first six months of fiscal 2003 were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although the Company has historically not done so, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk and credit insurance. However, there can be no assurance that these efforts will successfully limit the Company’s currency exchange fluctuation risk.

•	Ability to Attract and Retain Key Personnel - The Company’s continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or the Company’s inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company’s business, results of operations or financial condition.

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

Foreign Currency Exchange

The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, the Company recorded foreign currency translation loss as a component of comprehensive loss of approximately $68,000 for the six months ended December 31, 2003.

The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 26.4% of the Company’s total net sales were generated from sales made to resellers located in Latin American countries during the six month period ended December 31, 2003. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, the Company’s foreign subsidiaries procure inventory payable in US dollars for resale in their respective countries. Upon settlement of the payables, the Company may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the six months ended December 31, 2003, the Company recorded transaction gains of approximately $2,000. At December 31, 2003, the Company’s foreign subsidiaries had approximately $3.8 million in US dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record a transaction loss of approximately ($380,000). Conversely, if the value of the dollar declines by 10%, the Company would record a transaction gain of approximately $380,000. The Company was not a party to any hedge transactions as of December 31, 2003.

The information included in the Company’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after December 31, 2003 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the three months ended December 31, 2003, the Company’s principal executive and financial officers performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, said officers concluded that, as of December 31, 2003, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

During the three months ended December 31, 2003, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

Exhibit 10.54	Employment Agreement effective January 1, 2004 between SED International Inc. and Mark Dramond

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a) and under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

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