Form 10-Q
period 2004-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2004-05-13
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at April 30, 2004 was 3,853,271 shares.

SED International Holdings, Inc. and Subsidiaries

INDEX

Page
PART I — FINANCIAL INFORMATION:
Item 1. Financial Statements
Condensed Consolidated Balance Sheets as of March 31, 2004 (Unaudited) and June 30, 2003	3
Condensed Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003 (Unaudited)	4
Condensed Consolidated Statements of Operations for the nine Months ended March 31, 2004 and 2003 (Unaudited)	5
Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2004 and 2003 (Unaudited)	6
Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures about Market Risk	24
Item 4. Controls and Procedures	24
PART II — OTHER INFORMATION:
Item 6. Exhibits and Reports on Forms 8- K	25
EX-10.55 EMPLOYMENT AGREEMENT / JONATHAN ELSTER
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands except par values)

	March 31, 2004	June 30, 2003
	(Unaudited)	(Restated, see Note 9)
ASSETS
Current Assets:
Cash and cash equivalents	$3,630	$4,849
Accounts receivable, net	29,634	34,261
Other receivables	—	10,029
Inventories, net	26,501	33,098
Deferred income taxes	150	153
Prepaid expenses and other current assets	1,736	1,578

Total Current Assets	61,651	83,968
Property, plant and equipment, net	1,803	2,202

TOTAL ASSETS	$63,454	$86,170

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$28,057	$37,470
Accrued and other current liabilities including $3,400 to a related party at June 30, 2003	4,368	8,161
Revolving credit facility	6,931	12,823

TOTAL LIABILITIES	39,356	58,454
Stockholders’ Equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, No shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 5,569,872 at March 31, 2004 and 5,563,206 at June 30, 2003; issued 3,878,771 shares outstanding at March 31, 2004 and 3,875,861 at June 30, 2003	56	56
Contributed capital	68,570	68,442
Accumulated deficit	(26,990)	(23,109)
Accumulated other comprehensive loss	(4,396)	(4,531)
Treasury stock, 1,691,101 at March 31, 2004 and 1,687,345 shares at June 30, 2003 at cost	(13,083)	(13,052)
Unearned compensation – stock awards	(59)	(90)

Total Stockholders’ Equity	24,098	27,716

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,454	$86,170

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
REVENUES	$93,816	$94,444
COST of REVENUES	89,978	90,667

GROSS PROFIT	3,838	3,777
OPERATING EXPENSES:
Selling, general and administrative expense	5,756	4,797
Depreciation and amortization expense	300	375
Foreign currency transaction (gain) loss	(18)	138
Gain or disposal of assets, net	(11)	(3)

Total Operating Expenses	6,027	5,307

OPERATING LOSS	(2,189)	(1,530)

OTHER INCOME (EXPENSE):
Interest expense, net	(42)	(96)

Total Other (Expense) Income	(42)	(96)

LOSS BEFORE INCOME TAXES	(2,231)	(1,626)
INCOME TAX EXPENSE	237	79

LOSS FROM CONTINUING OPERATIONS	(2,468)	(1,705)
LOSS FROM DISCONTINUED OPERATIONS	(51)	(3,585)

NET LOSS	$(2,519)	$(5,290)

BASIC AND DILUTED LOSS PER COMMON SHARE
Loss from continuing operations	$(0.64)	$(0.44)
Loss from discontinued operations	(0.01)	(0.94)

Net loss per common share	$(0.65)	$(1.38)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,853,000	3,837,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
REVENUES	$282,369	$318,456
COST of REVENUES	270,156	303,899

GROSS PROFIT	12,213	14,557
OPERATING EXPENSES:
Selling, general and administrative expense	14,522	13,667
Depreciation and amortization expense	928	1,234
Foreign currency transaction (gain) loss	(21)	621
Gain on disposal of assets, net	(21)	(3)

Total Operating Expenses	15,408	15,519

OPERATING LOSS	(3,195)	(962)

OTHER INCOME (EXPENSES):
Interest expense, net	(183)	(419)
Other-Net	—	513

Total Other (Expense) Income	(183)	94

LOSS BEFORE INCOME TAXES	(3,378)	(868)
INCOME TAX EXPENSE	480	519

LOSS FROM CONTINUING OPERATIONS	(3,858)	(1,387)
LOSS FROM DISCONTINUED OPERATIONS	(23)	(4,660)

NET LOSS	$(3,881)	$(6,047)

BASIC AND DILUTED LOSS PER COMMON SHARE
Loss from continuing operations	$(1.00)	$(0.36)
Loss from discontinued operations	(0.00)	(1.22)

Net loss per common share	$(1.00)	$(1.58)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic & Diluted	3,854,000	3,821,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2004	2003
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	$7,325	$(9,398)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(524)	(176)

Net cash used in investing activities	(524)	(176)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Net (repayments) borrowings under revolving credit facility	(5,892)	9,950
Repayment of foreign bank debt borrowings	(15)	(1,945)
Repurchase of common stock	0	(28)

Net cash (used) provided by financing activities	(5,907)	7,977

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(2,113)	2,781

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,219)	1,184
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,849	4,371

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,630	$5,555

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International do Brasil Distribuidora Ltda. (SED Brasil; formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., and E-Store.com, Inc. (SED Brasil and E.Store.com, Inc. operations were discontinued during fiscal year 2003 and 2002, respectively), (collectively, the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain items in the consolidated financial statements for the periods ended March 31, 2003 and June 30, 2003 have been reclassified to conform with the presentation used with respect to the three and nine months ended March 31, 2004. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2004, or any other interim period.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED Holdings, Inc. Annual Report on Form 10-K/A for the year fiscal year ended June 30, 2003.

2. Discontinued Operations

In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED Brasil. As a result, SED Brasil was reported as a disposal of a segment of business in the third quarter of fiscal 2003. Accordingly, the operating results of SED Brasil have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED Brasil’s assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of March 31, 2004 and June 30, 2003 in accordance with Accounting Principles Board Opinion No. 30.

SED Brasil has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory. These ongoing expenses are not expected to be significant.

For the nine months ended March 31, 2003, SED Brasil reported a loss of $4.7 million on net sales of approximately $8.2 million. There were no significant activities for the nine-month period ended March 31, 2004.

7 At March 31, 2004, SED Brasil had assets of approximately $38,000 and third party liabilities of $661,000. The assets include cash of $16,000 and prepaid taxes of $22,000. Liabilities include accounts payable related to inventory of $548,000, and other miscellaneous accrued liabilities of $113,000.

SED Brasil is a party to a number of administrative tax proceedings brought forth by the Chief Revenue Office in Sao Paulo, Brazil and may be contingently liable for income tax, and various social taxes for the years 1998 and 2000. The largest action relates to income and social contribution tax of approximately $294,000 for the year 1998 with total claims of approximately $370,000. The Company’s successful defense will depend on our ability to provide supporting documentation of certain expenses denied for income tax purposes and values declared for social tax payments. We are currently working with our legal council and representatives in Brazil to provide the documentation requested. We believe that the claims have no merit and that we will be successful in our defense. As such, the Company has not recorded a liability associated with the potential tax claims.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except per share data)
(Unaudited)

3. Accounts Receivable

	March 31,	June 30,
	2004	2003
Trade receivables	$33,778	$37,010
Less: allowance for doubtful accounts	(4,144)	(2,749)

	$29,634	$34,261

4. Other Receivables

     In June 2003, the Company accrued income of $10.0 million, plus accrued interest of $29,000 related to proceeds due under two key man life insurance policies held on the life of Gerald Diamond, the Company’s founder and former Chairman and Chief Executive Officer. The insurance proceeds were received in July and August of 2003.

5. Inventory

	March 31,	June 30,
	2004	2003
Inventory on hand	$24,821	$22,863
Inventory in transit	2,284	11,286
Less: reserves	(604)	(1,051)

	$26,501	$33,098

6. Comprehensive Loss

Comprehensive loss was $2.3 million and $2.7 million, respectively, for the three months ended March 31, 2004 and 2003 and $3.7 and $3.4 million, respectively, for the nine months ended March 31, 2004 and 2003.

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

Financial information for continuing operations by geographic region is as follows:

	United
	States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2004
Net Revenues:
Unaffiliated customers	$80,605	$13,211		$93,816
Foreign subsidiaries

Total	$80,605	$13,211		$93,816

Gross profit	$2,515	$1,323		$3,838
Operating (loss) income from continuing operations	(2,814)	625		(2,189)
Total assets	81,943	12,546	$(31,073)	63,416
For the three months ended March 31, 2003
Net Revenues:
Unaffiliated customers	$84,908	$9,536		$94,444
Foreign subsidiaries

Total	$84,908	$9,536		$94,444

Gross profit	$2,676	$1,101		$3,777
Operating (loss) income from continuing operations	(1,870)	340		(1,530)
Total assets	$99,698	$10,513	$(31,235)	$78,976

Net sales by product category is as follows:

		Wireless	Shipping and
For the three months	Microcomputer	Telephone	Handling
Ended March 31,	Products	Products	Revenue	Total
2004	$77,462	$16,046	$308	$93,816
2003	85,683	8,450	311	94,444

Approximately 30.4% and 23.1% of the Company’s net sales for the three months ended March 31, 2004 and 2003, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

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

Financial information for continuing operations by geographic region is as follows:

For the nine months	United
Ended March 31, 2004	States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2004
Net Revenues:
Unaffiliated customers	$247,505	$34,864		$282,369
Foreign subsidiaries

Total	$247,505	$34,864		$282,369

Gross profit	$8,946	$3,267		$12,213
Operating (loss) income from continuing operations	(4,483)	1,288		(3,195)
Total assets	81,943	12,546	$(31,073)	63,416
For the nine months ended March 31, 2003
Net Revenues:
Unaffiliated customers	$290,203	$28,253		$318,456
Foreign subsidiaries	19		(19)

Total	$290,222	$28,253	$(19)	$318,456

Gross profit	$10,924	$3,563	70	$14,557
Operating (loss) income from continuing operations	(2,334)	1,302	70	(962)
Total assets	$99,698	$10,513	$(31,235)	$78,976

Net sales by product category is as follows:

		Wireless	Shipping and
For the nine months	Microcomputer	Telephone	Handling
Ended March 31,	Products	Products	Revenue	Total
2004	$229,849	$51,595	$925	$282,369
2003	284,748	32,804	904	318,456

Approximately 27.7% and 22.0% of the Company’s net sales for the nine months ended March 31, 2004 and 2003, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

8. Restricted Stock, Stock Options and Other Stock Plans

Effective July, 1, 2003, the Company adopted the fair value method of recording stock-based compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensation. Historically, the Company had elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock-based compensation. Accordingly, no compensation expense has been recognized for stock option plans in the past. The Company has elected to follow the prospective method and all employee awards granted, modified or settled after July 1, 2003 will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Three Months		Nine Months
	Ended		Ended
	March 31,		March 31,
	2004	2003	2004	2003
Net loss, as reported	$(2,519)	$(5,290)	$(3,881)	$(6,047)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	3	1	103	3
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(70)	(90)	(304)	(270)

Pro forma net loss	$(2,586)	$(5,379)	$(4,082)	$(6,314)

Loss per share:
As reported	$(0.65)	$(1.38)	$(1.00)	$(1.58)

Pro forma	$(0.67)	$(1.40)	$(1.06)	$(1.65)

9. Credit Facility and Bank Debt

The Company has restated its Consolidated Balance Sheet as of June 30, 2003 to properly classify the revolving credit facility with Fleet Capital Corporation (hereafter “Fleet” and the “Fleet Agreement”) as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding Under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). This restatement had no impact on the Company’s results of operations or cash flows and did not cause the Company to be out of compliance with covenants under the Fleet Agreement for the year ended June 30, 2003. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require that the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

The Fleet Agreement also contains certain covenants which, among other things, require that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $1.8 million at March 31, 2004. The Company’s minimum tangible net worth as defined by the Fleet Agreement was a negative $5.1 million at March 31, 2004. Based upon the Company’s experience in fiscal 2002 and through the date of entering into the Fleet Agreement, the Company has continuously maintained at least $5 million in availability under the Fleet Agreement. As of April 30, 2004, the Company’s availability under the Fleet Agreement net of reserves for outstanding Letters of Credit of $2.2 million was $11.9 million. Average borrowings, maximum borrowings and the weighted average interest rate for the quarter ended March 31, 2004 were $8.1 million, $8.8 million and 3.6%, respectively. Average borrowings, maximum borrowings and the weighted average interest rate for the nine months ended March 31, 2004 were $11.3 million, $20.9 million and 3.6 % respectively.

At March 31, 2004, the Company would not have been in compliance with certain financial covenants under the Fleet Agreement had it breached the $5 million availability threshold. In the future, if the Company were to breach the $5 million threshold and fail to comply with the required financial covenants, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be adversely affected.

The Company’s subsidiary, SED International do Brasil Distribuidora Ltda. has previously operated under line of credit agreements with several Brazilian banks. Interest rates on borrowings are negotiated at the time of borrowing. The credit agreements are secured by the subsidiary’s accounts receivable and require the maintenance of certain financial ratios. The Company had no borrowings under these facilities at March 31, 2004 as compared to $15,000 at June 30, 2003.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

10. Liabilities under employment Agreement and Contingent Liabilities

The Company carried two key man life insurance policies payable to the benefit of the Company on the life of Gerald Diamond, the Company’s founder and Former Chairman and Chief Executive Officer who passed away in June of 2003. At June 30, 2003, the Company recorded a liability of approximately $3.4 million, which represented the Company’s best estimate of the amounts due as benefits to Mr. Diamond’s surviving spouse under Mr. Diamond’s employment contract. The Company also disclosed at June 30, 2003 that it may be contingently liable for additional benefit payments depending on the resolution of issues concerning additional death benefits potentially due to Mr. Diamond’s surviving spouse. During the quarter ended March 31, 2004, the Company reached final agreement with Mr. Diamond’s surviving spouse, the Company’s current Chairman, Jean Diamond, to settle all claims advanced under Mr. Diamond’s employment agreement and an additional payment of $1.0 million was charged to selling, general and administrative expenses. All amounts due were disbursed during the quarter ended March 31, 2004 and the balance of the liability at March 31, 2004 was $0 as compared to $3.2 million at December 31, 2003 and $3.4 million at June 30, 2003.

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

Overview

The Company is an international distributor of microcomputer products, including personal computers, printers and other peripherals, supplies, networking products and wireless telephone products and consumer electronics, serving value-added resellers and dealers throughout the United States and Latin America.

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

Revenue Recognition. The Company recognizes revenues in accordance with the guidance of Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” The Company recognizes revenue for products sold at the time shipment occurs and collection of the resulting receivable is deemed probable by the Company. The Company allows its customers to return product for exchange or credit subject to certain limitations. Provisions for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping costs are included in cost of sales.

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

The Company accounts for such contingencies in accordance with the provisions of Statement of Financial Accounting Standards No. 5. Other than the matter asserted by the Brazilian government discussed in Note 2 in Item 1, the Company has no significant claims which we believe could reasonably result in a loss to the Company.

Accounts Receivable. Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts.

Allowance for Doubtful Accounts- An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Through February 1, 2004, the Company was protected by credit insurance on its significant customers, subject to certain deductible limitations. The credit insurance policy was for a twelve-month period and provided for a policy limit of $10.0 million with an annual aggregate deductible of $2.0 million. The Company is currently negotiating the renewal of its existing policy as well as exploring opportunities to obtain credit insurance through another insurance carrier. However, there is no guarantee the Company will be successful in its efforts to renew or obtain coverage. As of March 31, 2004, the Company had submitted claims against the credit insurance policy of $3.3 million and based on the terms of the policy, the Company estimated it would recover approximately $850,000 related to the uncollectable accounts. However, the underwriters have declined coverage for several of the claims submitted and have offered $247,000 to settle all claims payable under the policy. The Company believes that all claims submitted are valid claims and will pursue all remedies available under the terms of the policy including arbitration to recover the amounts rightfully due. Based on the Company’s current estimate of recoverable amounts under the policy and the underwriter settlement offer, the Company has reasonably estimated its recovery at $500,000, which has been taken into consideration in the computation of the Company’s allowance for doubtful accounts at March 31, 2004. The allowance for doubtful accounts was approximately $4.1 million at March 31, 2004 and $2.7 million at June 30, 2003 or 12.3% and 7.4% of gross accounts receivables, respectively. The increase in the allowance for doubtful accounts from June 30, 2003, reflects additional reserves recorded for several of the Company’s customers that have experienced financial difficulty including bankruptcy.

Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. Most of the Company’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase. The reserve for obsolete and slow moving inventories was approximately $605,000 at March 31, 2004 and $1.1 million at June 30, 2003 or 2.2% and 3.1% of gross inventories, respectively. The reduction in the Company’s inventory reserves from June 30, 2003 is attributed to a number of factors including the liquidation of approximately $250,000 in aged inventories, overall improvement in the age of the Company’s inventory at March 31, 2004 and the decline in the inventory levels of $6.6 million from June 30, 2003.

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

Results of Discontinued Operations

In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda.. As a result, SED International do Brasil Distribuidora, Ltda. was reported as a disposal of a segment of business in the third quarter of fiscal 2003. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s condensed consolidated balance sheet as of March 31, 2004 and June 30, 2003 in accordance with Accounting Principles Board Opinion No. 30.

At March 31, 2004, SED International do Brasil Distribuidora, Ltda. had assets of approximately $38,000 and third party liabilities of $661,000. The assets include cash of $16,000 and prepaid taxes of $22,000. Liabilities include accounts payable related to inventory of $548,000 and other miscellaneous accrued liabilities of $113,000.

SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory. Please refer to note 2 of the condensed consolidated financial statements under Item 1 for further information regarding the results of operations for the reporting periods.

Results of Continuing Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from the Company’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2004	2003	2004	2003
REVENUES	100.00%	100.00%	100.00%	100.00%
COST OF REVENUES	95.9	96.0	95.7	95.4

GROSS MARGIN	4.1	4.0	4.3	4.6
OPERATING EXPENSES:
Selling, general and administrative expense	6.1	5.1	5.1	4.3
Depreciation and amortization expense	0.3	0.4	0.3	0.4
Foreign currency transaction loss	(0.0)	0.1	0.0	0.2
Gain (loss) on disposal of assets, net	0.0	0.0	0.0	0.0

Total Operating Expenses	6.4	5.6	5.4	4.9

OPERATING LOSS	(2.3)	(1.6)	(1.1)	(0.3)

OTHER INCOME (EXPENSE):
Interest expense, net	(0.0)	(0.1)	(0.1)	(0.1)
Other, net			0.0	0.1

Total other income (expense)	(0.0)	(0.1)	(0.1)	(0.0)

LOSS BEFORE INCOME TAXES	(2.3)	(1.7)	(1.2)	(0.3)
INCOME TAX EXPENSE	0.3	0.1	(0.2)	0.2

LOSS FROM CONTINUING OPERATIONS	(2.6)%	(1.8)%	(1.4)%	(0.5)%

Three Months Ended March 31, 2004 and 2003

Revenues. Total revenues for the three months ended March 31, 2004 decreased .6% to $93.8 million as compared to $94.4 million for the three months ended March 31, 2003. Microcomputer product sales for the three months ended March 31, 2004 decreased 9.6% to $77.5 million as compared to $85.7 million for the three months ended March 31, 2003. The decline in microcomputer product sales for the three months ended March 31, 2004 was primarily due to a decrease in demand for hard drives and the Company’s decision to move away from large broker deals which yield low margins while reducing its exposure and reliance on one major vendor in the hard drive market. Wireless telephone revenues for the three months ended March 31, 2004 increased 89.9% to $16.0 million as compared to $8.5 million for the three months ended March 31, 2003. The increase in wireless revenues over the prior year quarter is primarily due to expanded product lines and distribution rights.

Information concerning the Company’s domestic and international revenues is summarized below:

	Three Months Ended
	March 31,		Change
	2004	2003	Amount	Percent
United States:
Domestic	$65.3	$72.6	($7.3)	(10.1)%
Export	15.3	12.3	3.0	24.4
Latin America	13.2	9.5	3.7	38.9
Elimination	—	—	—	—

Consolidated	$93.8	$94.4	($.6)	(.6)%

Domestic revenues declined $7.3 million to $65.3 million or 10.1% for the three months ended March 31, 2004 as compared to $72.6 million for the three months ended March 31, 2003. The decrease is attributed to a decline in hard drive and monitor sales, which were partially offset by an increase in the Company’s wireless product lines.

The increase in the U.S. export sales was due primarily due to an improvement in the sale of printers and printer consumables. Sales of microcomputer products represented approximately 82.9% of the Company’s third quarter net sales compared to 91.1% for the same period last year. Sales of wireless telephone products accounted for approximately 17.1% of the Company’s third quarter net sales compared to 8.9% for the same period last year.

The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.

Gross Profit Margins. Gross profit margin was $3.8 million or 4.1% for the three months ended March 31, 2004 compared to $3.8 million or 4.0% for the three months ended March 31, 2003. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $5.8 million for the three months ended March 31, 2004 compared to $4.8 million at March 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 6.1% for the three months ended March 31, 2004 as compared to 5.0% for the three months ended March 31, 2003. The increase in expense over the prior year quarter is primarily attributed to several factors including (i) additional death benefits recorded under Mr. Diamond’s employment agreement of $1.0 million, (ii) credit and collection expense of $491,000, (iii) professional fees of $121,000, (iv) bank charges of $45,000, which were partially offset by a decrease in other employee related and general operating expenses of $657,000.

Depreciation. Depreciation expense was $300,000 and $375,000 for the three months ended March 31, 2004 and 2003, respectively. The decline reflects lower capital expenditures and the discontinued operations.

Foreign Currency Transaction. Foreign currency transaction gains (losses) for the three months ended March 31, 2004 were $18,000 as compared to ($138,000) for the three months ended March 31, 2003. The decline in foreign currency transaction losses reflects the improvement in the foreign currencies and exchange rates in which the Company operates.

Interest Expense, Net. Interest expense, net was $42,000 and $96,000 for the three months ended March 31, 2004 and 2003, respectively. The decrease in net interest expense is related to interest income of $55,500 earned during the three months ended March 31, 2004 on cash associated with life insurance proceeds held pending distribution.

Provision for Income Taxes. Income tax expense was approximately $237,000 for the three months ended March 31, 2004 as compared to $79,000 for the three months ended March 31, 2003. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Nine months Ended March 31, 2004 and 2003

Revenues. Total revenues for the nine months ended March 31, 2004 decreased 11.3% to $282.4 million as compared to $318.5 million for the nine months ended March 31, 2003. Microcomputer product sales for the nine months ended March 31, 2004 decreased 19.3% to $229.8 million as compared to $284.7 million for the nine months ended March 31, 2003. The decline in microcomputer product sales for the nine months ended March 31, 2004 was primarily due to a decrease in hard drive sales as the Company seeks to improve its overall product mix while reducing its exposure and reliance on one major vendor in the hard drive market. Wireless telephone revenues for the nine months ended March 31, 2004 increased 57.3% to $51.6 million as compared to $32.8 million for the nine months ended March 31, 2003. The increase in wireless revenues over the prior year quarter is primarily due to expanded product lines and distribution rights.

Information concerning the Company’s domestic and international revenues is summarized below:

	Nine Months Ended
	December 31,		Change
	2004	2003	Amount	Percent
United States:
Domestic	$204.1	$248.3	$(44.2)	(17.8%)
Export	43.4	42.0	1.4	3.3%
Latin America	34.9	28.2	6.7	23.7%

Consolidated	$282.4	$318.5	$(36.1)	(11.3%)

Domestic revenues decreased $44.2 million to $204.1 million or 17.8% for the nine months ended March 31, 2004 as compared to $248.3 million for the nine months ended March 31, 2003. The decrease is attributed to a decline in hard drive and monitor sales, which were partially offset by an increase in the Company’s wireless product lines.

The increase in the U.S. export sales was due primarily to sales of printers and printer consumables. Sales of microcomputer products represented approximately 81.7% of the Company’s net sales for the nine months period ended March 31, 2004 compared to 89.7% for the same period last year. Sales of wireless telephone products accounted for approximately 18.3% of the Company’s net sales for the nine months ended March 31, 2004 compared to 10.3% for the same period last year.

The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.

Gross Profit Margins. Gross profit margin was $12.2 million or 4.3% for the nine months ended March 31, 2004 compared to $14.6 million or 4.6% for the nine months ended March 31, 2003. The decrease in the gross profit margin is primarily a result of volume, lower margin sales and overall pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

Selling, General and Administrative Expense. Selling, general and administrative expenses were $14.5 million for the nine months ended March 31, 2004 compared to $13.7 million at March 31, 2003. Selling, general and administrative expenses as a percentage of revenues were 5.1% for the nine months ended March 31, 2004 as compared to 4.3% for the nine months ended March 31, 2003. The increase in expense over the prior year is primarily attributed to several factors including (i) credit and collection expenses of $980,000 (ii) additional liability recorded under Mr. Diamond’s employment agreement of $1.0 million, (iii) banking expenses $244,000, which were partially offset by a decrease other employee related and general expenses of $1.4 million.

Depreciation. Depreciation expense was $928,000 and $1,234,000 for the nine months ended March 31, 2004 and 2003, respectively. The decline reflects lower capital expenditures and the discontinued operations.

Foreign Currency Transaction. Foreign currency transaction gains and (losses) for the nine months ended March 31, 2004 were $21,000 as compared to $(621,000) for the nine months ended March 31, 2003. The decline in foreign currency transaction losses reflects the improvement in the foreign currencies and exchange rates in which the Company operates.

Interest Expense, Net. Interest expense, net was $183,000 and $419,000 for the nine months ended March 31, 2004 and 2003, respectively. The decrease in net interest expense is related to interest income of $202,000 earned during the nine months ended March 31, 2004 on cash balances on hand associated with life insurance proceeds.

Other Income. In December of 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorneys’ fees of $96,420.

Provision for Income Taxes. Income tax expense was approximately $480,000 for the nine months ended March 31, 2004 as compared to $519,000 for the nine months ended March 31, 2003. The provision is primarily related to income generated by the Company’s Latin American subsidiaries.

Financial Condition and Liquidity

Overview. At March 31, 2004 the Company had cash and cash equivalents totaling $3.6 million. At March 31, 2004, the Company’s principal source of liquidity is its $3.6 million of cash, and borrowings under its revolving credit facility. The Company’s availability under the Fleet Agreement was $11.9 million on April 30, 2004, net of $2.2 million in reserves for outstanding Letters of Credit. Historically, the Company has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In October 2002, the Company entered into a three year, $35 million credit facility with Fleet Capital Corporation, which was used in part to pay off the Wachovia Bank borrowings. The Company derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While the Company continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit the Company’s ability to transfer cash between its domestic and international subsidiaries. The Company has no off-balance sheet arrangements or transactions involving special purpose entities.

Operating Activities. Cash provided by operating activities was $7.3 million for the nine months ended March 31, 2004 as compared to $9.4 million used in operating activities for the nine-month period ended March 31, 2003. The improvement over the prior year period is primarily due to the receipt of $10.0 million in key man life insurance proceeds.

Net trade receivables were $29.6 million at March 31, 2004 and $34.3 million at June 30, 2003. The decrease in trade receivables is a direct result of the decline in sales. Average days sales outstanding at March 31, 2004 were approximately 29 days as compared to 33 days at June 30, 2003.

Inventories decreased $6.6 million to $26.5 million at March 31, 2004 from $33.1 million at June 30, 2003. The decrease in inventory is primarily due to a decline in the Company’s hard drive inventory and ongoing efforts by management to improve inventory turns.

Prepaid and other current assets increased to $1.7 million at March 31, 2004 from $1.6 million at June 30, 2003 primarily as a result of prepaid insurance policies.

Accounts payable decreased $9.4 million to $28.1 million at March 31, 2004 compared to $37.5 million at June 30, 2003. The decrease in accounts payable is primarily attributed to the decline in inventory from June 30, 2003 and the timing of vendor payments.

Accrued liabilities at March 31, 2004 declined $3.8 million from June 30, 2003. The decrease is primarily attributed to the payment of certain liabilities associated with Mr. Diamond’s employment agreement in the amount of $3.4 million and the dismissal of a preference suit filed by the trustee of one of the Company’s customers in bankruptcy in the amount of $300,000.

Investing Activities. During the first nine months of 2004, the Company made approximately $524,000 in capital expenditures, which was primarily related to leasehold improvements to its corporate office location in connection with the January 2004 consolidation of the Company’s Tucker, Georgia warehouse and corporate office facilities.

Financing Activities. Repayments under the Company’s short-term revolving credit facility for the first nine months of fiscal 2004 were $5.9 million.

Borrowings under the revolving credit facility decreased $5.9 million to $6.9 million at March 31, 2004 compared to $12.8 million at June 30, 2003.

There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the three and nine months ended March 31, 2004.

Summary. The Company believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the short-term working capital and liquidity requirements.

Risk Factors That May Affect Future Results

The Company’s prospects are subject to certain risks and uncertainties as follows:

•	Continuation of distribution agreements - The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would most likely reduce the Company’s profit margin on the affected products.

•	Availability of certain products - From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins - The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.

•	Vendor credit - The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence - The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier.

•	Consumer Electronics – The Company is entering the consumer electronics business which is highly competitive. Some of the Company’s competitors have substantially greater financial, marketing and distribution resources than the Company and the Company may be unable to successfully compete with these companies. The Company will acquire significant levels of inventory during the fourth quarter of 2004. Failure to penetrate this market could lead to excess inventory and additional losses.

•	Credit decisions and losses - The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company also maintains credit insurance for customers located in the United States and Latin America (subject to certain terms and conditions).

•	Proportionate control of general and administrative costs - The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America - The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities - The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company consistently violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants under its credit facility, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The credit facilities are further described in Note 9 of the consolidated financial statements.

•	Cash flows – While not presently expected, the Company’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary.

•	International Business Risks - Approximately 26.9% of the Company’s net sales for the first nine months of fiscal 2004 and 22.1% for the first nine months of fiscal 2003 were generated in markets outside of the United States. International sales are subject to the customary risks associated with international transactions, including political risks, local laws and taxes, the potential imposition of trade or currency exchange restrictions, tariff increases, transportation delays, difficulties or delays in collecting accounts receivable, exchange rate fluctuations and the effects of prolonged currency destabilization in major international markets. Although the Company has historically not done so, the Company may seek to mitigate its currency exchange fluctuation risk by entering into currency hedging transactions. The Company also acts to mitigate certain risks associated with international transactions through the purchase of political risk and credit insurance. However, there can be no assurance that these efforts will successfully limit the Company’s currency exchange fluctuation risk.

•	Ability to Attract and Retain Key Personnel - The Company’s continued growth and success depends to a significant extent on the continued service of senior management and other key employees, the development of additional management personnel and the hiring of new qualified employees. There can be no assurance that the Company will be successful in continuously recruiting new personnel or in retaining existing personnel. The loss of one or more key or other employees or the Company’s inability to attract additional qualified employees or retain other employees could have a material adverse effect on the Company’s business, results of operations or financial condition.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to market risk arising from adverse changes in interest rates and foreign exchange. The Company does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.

Interest Rate Risk

The Company’s cash equivalents and short-term investments and its outstanding debt bear variable interest rates which adjust to market conditions. Changes in the market rate affect interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company’s results of operations.

Foreign Currency Exchange

The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, the Company recorded foreign currency translation gain as a component of comprehensive loss of approximately $135,000 for the nine months ended March 31, 2004.

The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 26.9% of the Company’s total net sales were generated from sales made to resellers located in Latin American countries during the nine month period ended March 31, 2004. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, the Company’s foreign subsidiaries procure inventory payable in US dollars for resale in their respective countries. Upon settlement of the payables, the Company may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the nine months ended March 31, 2004, the Company recorded transaction gains of approximately $21,000. At March 31, 2004, the Company’s foreign subsidiaries had approximately $3.1 million in US dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record a transaction loss of approximately ($310,000). Conversely, if the value of the dollar declines by 10%, the Company would record a transaction gain of approximately $310,000. The Company was not a party to any hedge transactions as of March 31, 2004.

The information included in the Company’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after March 31, 2003 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

ITEM 4. CONTROLS AND PROCEDURES

At the end of the three months ended March 31, 2004, the Company’s principal executive and financial officers performed an evaluation of our disclosure controls and procedures, as that term is defined in Rule 13a-14(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, said officers concluded that, as of March 31, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

During the three months ended March 31, 2004, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.55	Employment Agreement effective January 1, 2004 between SED International Inc. and Jonathan Elster

Exhibit 31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) and under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d- 14(a) and under Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

Exhibit 32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K

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

Date: May 12, 2004