Form 10-K
period 2004-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2004-09-24
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004

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

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.     ☑

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑

      The aggregate market value of the voting stock held by non-affiliates of the Company was approximately $6.5 million as of June 30, 2004 based upon the last sale price of the Common Stock as reported on the Over the Counter Bulletin Board on that day. There were 3,879,171 shares of Common Stock, $.01 par value, outstanding at June 30, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:

      Part III incorporates information by reference from portions of the Company’s definitive proxy statement for its 2004 annual meeting of shareholders scheduled to be held on December 16, 2004, which will be filed no later than 120 days after the close of the Company’s fiscal year ended June 30, 2004.

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

      The Company is a distributor of microcomputer products, including mass storage, imaging, display, wireless products and consumer electronics throughout the United States and Latin America. The Company offers to an active base of over 6,500 reseller customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, Epson, Microsoft, LG Electronics, Envision, and IBM, through a dedicated sales force. The Company distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; City of Industry, California; Richardson, Texas; and San Juan, PR. The Company services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina.

      The Company also distributes wireless telephone products in the United States and to Latin America. The Company is a direct distributor of wireless telephone products for LG Infocomm and Audiovox and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Samsung. In fiscal 2004, the Company’s net sales of microcomputer products generated approximately 82.0% of the Company’s total net sales and wireless telephone products represented the remaining 18.0%.

      In January of 2004 the Company announced that it would re-enter the wholesale consumer electronics distribution business and would offer such products to its current information technology and wireless customers. In addition to its current customers the Company offers consumer electronic products to the rent-to-own, ecommerce and retail channels. The Company is offering consumer electronics products from leading vendors including SVA, Zenith, Cingular, Creative Labs and Audiovox.

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

      Subsequent to June 30, 2002, the Company terminated its credit facility with Wachovia Bank, NA, and IBM Global Finance. In October 2002, the Company entered into a new credit facility with Fleet Capital Corporation which provides access by the Company to additional credit capacity and liquidity. Additional information about the agreement with Fleet Capital Corporation may be found in the Liquidity and Capital Resources section of this Annual Report.

      In February 2003, the Company approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, since the third quarter of fiscal 2003 the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Discontinued Operations” and Note 18 of the Company’s Consolidated Financial Statements.

(b) Financial Information about Industry Segments

      The Company operates in only one business segment. Revenues generated from operations, measures of profit or loss or loss and total assets of the Company are reported in “Item 8. Financial Statements and Supplementary Data”.

(c) Narrative Description of Business

Products and Vendors

      The Company offers its customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Hewlett-Packard, Intel, Maxtor, Creative Labs, Acer, Microsoft, Envision, and LG Electronics. The Company is a direct distributor of wireless telephone products for LG Infocomm and Audiovox and an indirect distributor for other leading wireless telephone product vendors such as Motorola, Nokia, and Samsung. Microcomputer related products accounted for $304.5 million or 82.0% of the Company’s net sales for fiscal 2004, $364.6 million or 88.0% of the Company’s net sales for fiscal 2003, $399.9 million or 94.0% of net sales in fiscal 2002. Approximately $67.2 million or 18.0% of the Company’s net sales for fiscal 2004, $48.5 million or 12.0% of the Company’s net sales for fiscal 2003, $24.0 million or 6.0% of net sales for fiscal 2002, consisted of wireless handsets and accessories. The Company continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. The Company’s vendors generally warrant the products distributed by the Company and allow the return of defective products. Generally, the Company’s authorized distributor agreements with its microcomputer and wireless telephone products vendors permit the Company to sell these vendors’ products in the United States and in designated countries in Latin America.

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

      The Company purchases goods from approximately 170 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors’ products. In fiscal 2004, 2003, and 2002, Maxtor accounted for 22.5%, 44.4%, and 40.0%, respectively, and Hewlett Packard accounted for 17.4%, 8.8% and 10.1%, respectively, of the Company’s purchases.

      There can be no assurance that the Company will be able to maintain its existing vendor relationships or secure additional vendors as needed. The Company’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain territorial restrictions that limit the countries in which the Company is permitted to distribute the products. The loss of a major vendor, the deterioration of the Company’s relationship with a major vendor, the loss or deterioration of vendor support for certain Company-provided services, the decline in demand for a particular vendor’s product, or the failure of the Company to establish good relationships with major new vendors could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Sales and Marketing

      The Company’s sales are generated by a telemarketing sales force, which, on June 30, 2004, consisted of approximately 109 people in sales offices located in Atlanta, Georgia; Miami, Florida; City of Industry, California; Richardson, Texas; San Juan, Puerto Rico; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2004, 52 people focused on sales to customers for export to Latin America and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based salespeople are fluent in Spanish or Portuguese. The Company’s Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.

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

Customers

      The Company serves an active, nonexclusive customer base of over 6,500 resellers of microcomputer, consumer electronics and wireless handset products. Resellers include value-added resellers, corporate resellers and retailers. The Company believes the multi-billion dollar microcomputer and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides the Company with significant growth opportunities. During fiscal 2004, no single customer accounted for more than 10% of the total net sales of the Company. The Company believes that most of its customers rely on distributors as their principal source of microcomputer and wireless telephone products.

Competition

      The microcomputer, consumer electronics and wireless telephone distribution industries are highly competitive, both in the United States and in Latin America. Competition in these industries is typically characterized by pricing pressures, product availability and potential obsolescence, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, the Company’s ability to compete favorably is principally dependent upon its ability to manage inventory and accounts receivable and to control other operating costs. Successful management of the Company also requires the Company to react quickly and appropriately to short and long-term trends, price its products competitively, increase its net sales and maintain economies of scale.

      The Company’s competitors include regional, national and international microcomputer, consumer electronics and wireless distributors, many of which have substantially greater technical, financial and other resources than the Company, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., Tech Data Corporation, D&H, ASI, Brightpoint, Inc., Cellstar Corporation, and Synnex Information Technologies, Inc. in the United States; and Tech Data Corporation, Ingram Mico, Inc., and Intcomex Holdings, L.L.C. in Latin America. From time to time, these competitors may be used as vendors.

Seasonality

      The Company’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America.

Employees

      As of June 30, 2004, the Company had 297 full-time employees, 109 of whom were engaged in telemarketing and sales, 98 in administration and 90 in warehouse management and shipping. Management believes the Company’s relations with its employees are good and the Company has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of the Company’s employees.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

      During the fiscal year ended June 30, 1998, the Company began selling directly to customers in Colombia through the Company’s facilities in Bogota, Colombia. During the fiscal year ended June 30, 1999, the Company also began selling directly to customers in Argentina through the Company’s facilities in Buenos Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal year ended June 30, 2004, 2003 and 2002, approximately 28.5%, 22.5% and 26.6%, respectively, of the Company’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 8 and Notes 12, 16 and 18 to the consolidated financial statements of the Company for additional information concerning the Company’s domestic and foreign operations.

(e) Available Information

      The Company makes available all of its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports free of charge through its Internet website at www.sedonline.com as soon as reasonably practicable after they are filed with, or furnished to, the Securities and Exchange Commission. These reports are also available on the Securities and Exchange Commission’s Internet website at www.sec.gov.

      A copy of Form 10-K will be provided upon written request and without charge. Please send your requests to the attention of Investor Relations, SED International, Inc., 4916 North Royal Atlanta Drive, Tucker, Georgia 30084.

Item 2.	Properties

      The Company maintains its executive offices, Atlanta sales and warehouse facility, at 4916 North Royal Atlanta Drive in Atlanta, Georgia. The Company leases its executive, administrative, sales and warehouse office from Diamond Chip Group, L.L.C., a Georgia limited liability company owned by certain minority shareholders and officers of the Company, previously doing business as Royal Park Company, a Georgia general partnership. The lease commenced in April 1999 and expires in September 2006. The facility consists of approximately 30,000 square feet, with an annual rental of approximately $285,000 effective October 1, 2003, with annual increases of three percent through September 30, 2006. The Company has a right of first refusal to purchase the facility should it be offered for sale. The Company believes that the lease of its executive offices is on terms no less favorable than those available from unaffiliated parties. The Company believes there is sufficient additional warehouse and sales office space available for lease at reasonable prices near its principal facility in the event the Company’s growth plans so require.

      The Company maintains additional warehouse facilities in City of Industry, California; Miami, Florida, Richardson, Texas; San Juan, Puerto Rico; Bogota, Colombia and Buenos Aires, Argentina.

      The Company leases its sales and distribution facility in Miami, Florida under a lease expiring March 31, 2007. This facility consists of approximately 31,000 square feet at an annual rental of approximately $219,000 effective April 1, 2004 and increasing to $228,000 effective April 1, 2005.

      The Company also leases an approximately 50,000 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center and sales center for the Company. Annual rental under the lease is approximately $252,000. Pursuant to its terms, the lease will expire on March 31, 2005.

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

      On December 1, 1997, the Company began leasing an approximately 20,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly owned subsidiary of the Company. Annual payments total approximately $55,000 per year. The lease will expire on November 30, 2006.

      On November 1, 1998, the Company assumed the lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized for sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly owned subsidiary of the Company. Aggregate space is approximately 5,000 square feet. Payments total approximately $21,000 annually. The leases expire at various dates until June 2006.

      On May 1, 2003, the Company began leasing an approximately 25,700 square feet facility in Richardson, Texas. The facility serves as a sales office and distribution center to service the Company’s customers in the Dallas area. The Company is obligated for lease payments of approximately $115,700 per year through April 30, 2006.

      On January 1, 2001, the Company began leasing an approximately 3,900 square feet sales and distribution facility in Hato Rey, Puerto Rico. The space was expanded to approximately 5,500 square feet in October 2002 and the Company is obligated for annual lease payments of approximately $84,000. Subsequent to June 30, 2004, the Company reached a decision to close the facility in Puerto Rico and has negotiated a buyout of the lease for approximately $22,000.

      On January 1, 2004, the Company began leasing approximately 12,000 square feet of additional distribution warehouse space in Tucker, Georgia. The Company is obligated for annual lease payments of approximately $16,700 through November 30, 2004.

Item 3.	Legal Proceedings

      The Company is involved in litigation relating to claims arising out of its operations in the normal course of business. The Company is not currently engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s shareholders during the fourth quarter of fiscal 2004.

PART II

Item 5.	Market for the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

      Until October 4, 2002 the Company’s common stock was traded over the counter and quoted on the Nasdaq National Market System under the symbol “SECX”. The Company received notification on September 27, 2002 from Nasdaq that the Company’s common stock would be delisted from the Nasdaq National Market due to noncompliance with the value of public float requirement of $5,000,000.00 for continued listing on Nasdaq National Market. The Company’s stock price also has fallen below the $1.00 minimum necessary for continued listing on the Nasdaq National Market and Nasdaq Small Cap. The Company does not presently intend to take actions to regain compliance with the Nasdaq National Market or Small Cap listing standards. The Company’s common stock is now traded on the Over-the Counter Bulletin Board (OTCBB). The OTCBB is a regulated quotation service that displays real-time quotes, last-sale prices and volume information in over-the-counter (OTC) equity securities. OTCBB securities are traded by a community of market makers that enter quotes and trade reports. SED’s ticker symbol is currently (SECX).

      The following table sets forth the high and low sales prices for Company’s common stock as reported for each quarter of fiscal 2004 and 2003 as adjusted for the 1 for 2 recapitalization on April 26, 2002. The quotations are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

	Sales Price

	High	Low

Fiscal year 2004
First	$1.00	$0.51
Second	$2.78	$0.80
Third	$2.63	$2.10
Fourth	$2.20	$1.31
Fiscal year 2003
First	$1.49	$0.37
Second	$0.66	$0.15
Third	$0.51	$0.29
Fourth	$1.00	$0.35

      There were 3,879,171 shares of common stock outstanding, approximately 204 shareholders of record as of September 17, 2004.

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

      The Company did not repurchase any of its securities during the fourth quarter of fiscal 2004.

      Information concerning the Company’s equity compensation plans appears in Part III, Item 12 hereof and in Note 10 to the Company’s Consolidated Financial Statements.

Item 6.	Selected Financial Data Five Year Financial Summary

	Year ended June 30,

	2004	2003	2002	2001	2000

Statement of operations data:
Net sales	$371,741,000	$413,148,000	$423,881,000	$445,580,000	$530,789,000
Cost of sales	355,168,000	393,724,000	403,792,000	420,441,000	500,856,000

Gross profit	16,573,000	19,424,000	20,089,000	25,139,000	29,933,000
Selling, general and admin expenses	18,536,000	24,961,000	20,628,000	24,153,000	23,617,000
Depreciation and amortization expense	1,233,000	1,614,000	2,081,000	2,687,000	2,395,000
Foreign currency transaction loss (gain)	14,000	581,000	(9,000)	220,000	96,000
(Gain) loss disposal of assets	(30,000)	(3,000)	13,000	224,000	(3,000)
Impairment charges	—	39,000	—	6,147,000	—

Operating (loss) income	(3,180,000)	(7,768,000)	(2,624,000)	(8,292,000)	3,828,000
Interest expense — net	246,000	470,000	265,000	60,000	147,000
Other income — net	—	10,513,000	—	—	—

(Loss) income before income taxes and before cumulative effect of a change in accounting principle and discontinued operations	(3,426,000)	2,275,000	(2,889,000)	(8,352,000)	3,681,000
Income tax expense (benefit)	801,000	613,000	(1,390,000)	344,000	578,000

(Loss) income from continuing operations	(4,227,000)	1,662,000	(1,499,000)	(8,696,000)	3,103,000
Loss from discontinued operations	(42,000)	(4,742,000)	(3,009,000)	(3,149,000)	(1,414,000)

(Loss) income before cumulative effect of a change in accounting principle	(4,269,000)	(3,080,000)	(4,508,000)	(11,845,000)	1,689,000
Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000	—	—	6,297,000	—	—

Net (loss) income	$(4,269,000)	$(3,080,000)	$(10,805,000)	$(11,845,000)	$1,689,000

Basic and diluted (loss) income per share:
From continuing operations	$(1.10)	$0.43	$(0.39)	$(2.40)	$0.92
From discontinued operations	(0.01)	(1.24)	(0.78)	(0.87)	(0.42)

Before cumulative effect of a change in accounting principle	(1.11)	(0.81)	(1.17)	(3.27)	0.50
Cumulative effect of a change in accounting principle, net of tax	—	—	(1.63)	—	—

Basic and diluted (loss) income per share	$(1.11)	$(0.81)	$(2.80)	$(3.27)	$0.50

Weighted average number of shares outstanding
Basic	3,856,000	3,816,000	3,862,000	3,618,000	3,364,000
Diluted	3,906,000	3,816,000	3,862,000	3,618,000	3,386,000

	At June 30,

	2004	2003	2002	2001	2000

Balance sheet data:
Working capital	22,001,000	25,514,000	24,063,000	30,539,000	36,506,000
Total assets	69,219,000	86,170,000	80,562,000	107,466,000	121,319,000
Shareholders’ equity	23,606,000	27,716,000	27,852,000	42,615,000	55,349,000

      All periods presented have been restated in connection with the February 2003 discontinuance of operations of SED International do Brasil Distribuidora, Ltda. In addition, if the non-amortization provisions of SFAS No. 142 had been applied to all periods presented, the 2001 and 2000 net income would have increased or net loss would have decreased by $433,000 and $373,000, respectively.

      The Company has restated its Consolidated Balance Sheet as of June 30, 2003 and 2002 to properly classify the revolving credit facility with Fleet Capital Corporation, (“the Fleet Agreement”) as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). This restatement had no impact on the Company’s results of operations, cash flows or compliance covenants under the Fleet Agreement for the years ended June 30, 2003 and 2002. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility. As a result of the reclassification of the revolving credit facility to a current liability, working capital decreased $12,823,000 and $4,900,000 for the fiscal years ended June 30, 2003 and 2002, respectively.

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

Overview

      During fiscal 2004, our consolidated net sales declined approximately 10.0% when compared to fiscal 2003. This can be attributed to a decline in domestic sales, which represented 71.5% of net sales during fiscal 2004 compared to 77.5% in fiscal 2003. Net sales in the United States were down by 17.0% due to the continued economic slowdown, and competitive market conditions. While sales in the United States declined, sales in Latin America grew 22.0% over the prior year as we saw slightly improving economies in Argentina and Colombia.

      The revenue decline from fiscal 2003 along with competitive market conditions resulted in a slight deterioration of our margins during fiscal 2004. Gross margin as a percentage of net sales decreased to 4.5%, compared to 4.7% in fiscal 2003.

      Selling, general and administration expenses decreased to $18.5 million or 5.0% in 2004 compared to $25.0 million or 6.0% in fiscal 2003. Fiscal 2004 and 2003 expenses included several unusual items, which impacted our results, which are discussed in more detail hereafter.

      The Company incurred a net loss of $4.3 million in fiscal 2004, compared to $3.1 million in fiscal 2003, which included a net loss from discontinued operations of $42,000 and $4.7 million in fiscal years 2004 and 2003 respectively. Operating income in our Latin American subsidiaries increased 28.0% to $2.1 million from fiscal 2003 while operating losses in the United States decreased 44.5% to $5.2 million, compared to $9.4 million fiscal 2003.

      The Company has experienced a decline in net sales over the last three years and has incurred operating losses in each of the last three years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in its efforts. Failure to improve margins and reduce overhead could adversely affect the Company’s profitability and financial condition.

      Numerous factors and conditions impact the Company’s ability to adequately achieve its profit goals, including, but not limited to, the following:

•	Continuation of distribution agreements — The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products — From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins — The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, the Company receives price protection and other considerations from its vendors. While the Company has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

•	Vendor credit — The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence — The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier. The

Company believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

•	Consumer Electronics — The Company is entering into the distribution of consumer electronics, which is highly competitive. Some of the Company’s competitors have substantially greater financial, marketing and distribution resources than the Company and the Company may be unable to successfully compete with these companies. The Company acquired significant levels of inventory during the fourth quarter of 2004. Failure to successfully penetrate this market could have an adverse impact on the Company’s cash flows, financial position and operating results.

•	Credit decisions and losses — The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company maintained credit insurance for customers located in the United States through February 1, 2004 and maintains insurance in most Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require the Company to maintain certain minimum standards and policies with respect to extending credit to customers. If the Company does not adhere to such policies, the insurance companies may not pay claims submitted by the Company.

•	Proportionate control of general and administrative costs — The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities — The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company from time to time violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in October 2005, is further described in Note 7 to the Company’s Consolidated Financial Statements.

•	Cash flows — While not presently anticipated, the Company’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary. The October 2002 credit facility places certain restrictions on the future funding of Latin American operations (See Note 7).

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

Results of Continuing Operations

      The following table sets forth, for the years presented, the percentage of net sales represented by certain items in the Company’s consolidated statements of operations:

	Year Ended June 30,

	2004	2003	2002

Net sales	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	95.54%	95.30%	95.26%

Gross profit	4.46%	4.70%	4.74%
Selling, general and administrative expenses	4.99%	6.04%	4.87%
Depreciation and amortization expense	0.33%	0.39%	0.49%
Foreign currency transactions loss	—	0.14%	0.00%
Impairment charges	—	0.01%	0.00%

Operating loss	(0.86)%	(1.88)%	(0.62)%
Interest expense, net	0.06%	0.11%	0.06%
Other income	—	2.54%	—

(Loss) income from continuing operations before income taxes and before cumulative effect of a change in accounting principle	(0.92)%	0.55%	(0.68)%
Income tax expense (benefit)	.22%	0.15%	(0.33)%

(Loss) income before cumulative effect of a change in accounting principle	(1.14)%	(0.40)%	(0.35)%
Cumulative effect of a change in accounting principle, net of $75,000 tax benefit	—	—	1.49%

Net (loss) income from continuing operations	(1.14)%	(0.40)%	(1.84)%

Fiscal 2004 Compared to Fiscal 2003

      Net sales from continuing operations decreased 10.0%, or $41.4 million, to $371.7 million in fiscal 2004 compared to $413.1 million in fiscal 2003. Microcomputer product sales declined 16.0% to $304.5 million compared to $364.6 million in fiscal 2003 due to the continued economic slowdown, competitive market conditions and management’s strategic decision to reduce concentration and reliance on one major vendor in the hard drive market. Wireless revenues in fiscal 2004 increased 39.0% to $67.2 million compared to $48.5 million in fiscal 2003 as the Company continued to expand its product offerings in the wireless market.

      Information concerning the Company’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change

	2004	2003	Amount	Percent

United States:
Domestic	$265.7	$320.1	$(54.4)	(17.0)%
Export	60.0	55.3	4.7	8.5%
Latin America	46.0	37.7	8.3	22.0%

Consolidated	$371.7	$413.1	$(41.4)	10.0%

      The decrease in domestic sales was due primarily to a decline in the sales of mass storage products offset by increases in printers, printer consumables, computer processors and wireless product sales. The increase in U.S. export sales was primarily due to an improvement in the sale of printers and printer consumables while sales in our Latin American subsidiaries increased due to the slightly improving economies in Argentina and Colombia.

      Sales of microcomputer products represented approximately 82.0% of the Company’s net sales in fiscal 2004 compared to 88.0% for fiscal 2003. Sales of wireless telephone products accounted for approximately 18.0% of the Company’s net sales in fiscal 2004 compared to 12.0% for fiscal 2003.

      Gross profit decreased $2.9 million to $16.6 million in fiscal 2004, compared to $19.4 million in fiscal 2003. Gross profit as a percentage of net sales declined to 4.5% in fiscal 2004 compared to 4.7% in 2003. The decrease in gross profit margin is primarily a result of volume, lower margin sales, and over all pricing pressures in the market. The Company’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition. Overall, the Company continues to experience pricing pressure in selling products.

      Selling, general and administrative expenses for fiscal 2004 declined 26.0% to $18.5 million, compared to $25.0 million in fiscal 2003. These expenses as a percentage of net sales decreased to 5.0% in 2004 compared to 6.0% in fiscal 2003. The decrease in expense from the prior year is attributed to several factors including (i) a decrease in credit and collection expenses of $1.1 million, (ii) a $1.2 million provision in 2003 for certain sales tax liabilities which will likely not be recovered from customers, (iii) non-recurring expenses of $2.4 million (net of $1.0 million incurred in fiscal 2004) recorded under the employment agreement of Gerald Diamond, the Company’s deceased founder and former Chairman and Chief Executive Officer, (iv) and a decline in other employee related and general expenses of $1.8 million.

      Depreciation was $1.2 million in fiscal 2004 as compared to $1.6 million in fiscal 2003. The decline reflects lower capital expenditures and a declining asset base.

      The results of operations of the Company are subject to and can be adversely affected by the inflationary conditions in Latin America and the fluctuations of the Argentine and Colombian currencies. Since the Company has significant U.S. dollar denominated liabilities in Latin American subsidiaries, the devaluation resulted in foreign currency transaction losses totaling approximately $14,000 in fiscal 2004 as compared to approximately $581,000 in fiscal 2003. See Item 7A for further discussion.

      Net interest expense was $.2 million in fiscal 2004 compared to interest expense of $.5 million in fiscal 2003. The decrease in net interest expense is related to interest income of $220,000 earned during fiscal 2004 on cash balances on hand associated with the proceeds received by the Company pursuant to two key man life insurance policies held on the life of Gerald Diamond, the Company’s founder and former Chairman and Chief Executive Officer who passed away in June of 2003.

      Other income in fiscal 2003 was comprised of $10.0 million in proceeds under the life insurance policies described immediately above. The insurance proceeds were received in July and August of 2003. Additionally, in fiscal 2003, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorney’s fees of $96,420.

      Income tax expense was approximately $801,000 in fiscal year 2004 compared to $613,000 in 2003. The income tax expense is primarily related to income generated by the Company’s Latin American subsidiaries. At June 30, 2004, the Company has a gross net operating loss carried forward for U.S. federal tax purposes of approximately $54.8 million and state tax purposes of approximately $56.4 million; expiring at various dates through 2024 and gross net operating loss carry forwards for foreign income tax purposes of approximately $12 million in Brazil, which generally do not expire. At June 30, 2004 and 2003, the Company has recorded valuation allowances for principally all deferred tax assets, except for those relating to Intermaco S.R.L. (Argentina), as there is no assurance that these assets will be realized.

Fiscal 2003 Compared to Fiscal 2002

      Net sales from continuing operations decreased 2.5%, or $10.8 million, to $413.1 million in fiscal 2003 compared to $423.9 million in fiscal 2002. Information concerning the Company’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change

	2003	2002	Amount	Percent

United States:
Domestic	$320.1	$311.3	$8.8	2.8%
Export	55.3	75.5	(20.2)	(26.8)%
Latin America	37.7	38.0	(.3)	(.9)%
Elimination	(0.0)	(0.9)	0.9	100.0%

Consolidated	$413.1	$423.9	$(10.8)	(2.5)%

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

      Selling, general and administrative expenses for fiscal 2003 increased 21.0% to $25.0 million, compared to $20.6 million in fiscal 2002. These expenses as a percentage of net sales increased to 6.0% in 2003 compared to 4.9% in fiscal 2002. The increase in selling, general and administrative expenses was primarily due to an increase in bad debt expenses of $0.7 million, professional fees $0.2 million, sales tax liabilities of $1.2 million, and obligations of $3.4 million that arose under the terms of Mr. Gerald Diamond’s employment agreement as a result of his June 2003 death. See Note 17 of the Company’s Consolidated Financial Statements.

      The 2002 cumulative effect adjustment was determined based on an analysis of the Company’s goodwill and the estimated future cash flows of operations associated with such impairment. See Note 3 to the Company’s Consolidated Financial Statements.

      Depreciation was $1.6 million in fiscal 2003 as compared to $2.1 million in fiscal 2002. This reflects a decline in capital expenditures.

      The results of operations of the Company were adversely affected by the continuing inflationary conditions in Latin America and the fluctuations of the Argentine and Colombian currencies. Since the Company has significant U.S. dollar denominated liabilities in Latin American subsidiaries, the devaluation resulted in foreign currency transaction losses totaling approximately $581,000 in fiscal 2003 as compared to approximately $9,000 in fiscal 2002. See Item 7A for further discussion.

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

Discontinued Operations

      In February 2003, the Company resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”). Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s consolidated balance sheet as of June 30, 2004 in accordance with Accounting Principles Board Opinion No. 30. See Note 18 to the Company’s Consolidated Financial Statements.

      During fiscal 2004, the Company recorded a loss from discontinued operations of approximately $42,000 primarily due to the favorable settlement of certain liabilities which were offset by a provision for potential tax claims asserted by the Brazilian government.

      During fiscal 2003, the Company incurred a loss from discontinued operations of approximately $4.7 million related to the discontinuance of SED International do Brasil Distribuidora, Ltda. This loss consisted of operating losses incurred in the Brazil Operation of $1.4 million and an estimated loss on disposal of the Brazil Operation of $3.3 million which includes charges for the following: (i) the write-off of foreign currency translation losses of $2.6 million previously recorded as a component of shareholders’ equity, (ii) equipment, (iii) customer accounts receivable, (iv) employee termination costs, (v) inventory, and (vi) facility exit and lease termination costs.

      SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, the Company will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services, document storage and inventory storage cost until liquidation of the inventory. Please refer to Note 18 to the Company’s Consolidated Financial Statements for further information regarding the results of operations for the reporting periods.

Quarterly Data

      The following table sets forth certain unaudited quarterly historical consolidated financial data for each of the Company’s last eight fiscal quarters ended June 30, 2004. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Quarter Ended

	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2002	2002	2003	2003	2003	2003	2004	2004

	(In thousands, except per share data)
Net sales	$113,581	$110,431	$94,444	$94,692	$106,279	$82,275	$93,816	$89,371
Gross profit	5,223	5,557	3,777	4,867	4,730	3,647	3,838	4,358
Operating income (loss)	244	323	(1,529)	(6,806)	(384)	(622)	(2,189)	15
Net (loss) income from continuing operations	(116)	434	(1,705)	3,049	(539)	(851)	(2,468)	(369)
Net (loss) income from discontinued operations	(873)	(202)	(3,585)	(82)	(14)	42	(51)	(19)
Net (loss) income before change in accounting principle	(989)	232	(5,290)	2,967	(553)	(809)	(2,519)	(388)

Net (loss) income	$(989)	$232	$(5,290)	$2,967	$(553)	$(809)	$(2,519)	$(388)

(Loss) income per share:
From continuing operations	(0.03)	0.11	(0.44)	0.80	(0.14)	(0.22)	(0.64)	(0.10)
From discontinued operations	(0.23)	(0.05)	(0.94)	(0.02)	(0.00)	0.01	(0.01)	(0.01)

Before change in accounting principle	$(0.26)	$0.06	$(1.38)	$0.78	$(0.14)	$(0.21)	$(0.65)	(0.11)

After change in accounting principle	$(0.26)	$0.06	$(1.38)	$0.78	$(0.14)	$(0.21)	$(0.65)	(0.11)

Fourth Quarter Adjustments

      In the fourth quarter of fiscal 2003, the Company recorded certain expense adjustments related to changes in estimates of obligations related to sales and use tax liabilities of $1.2 million; bad debt expense of $2.1 million, $3.4 million related to benefits due under Mr. Diamond’s employment agreement (See Note 17 of the Company’s Consolidated Financial Statements) and income for insurance proceeds of $10.0 million. These fourth quarter adjustments resulted in a decrease to the net loss of approximately $.86 per share for fiscal year 2003.

Debt Obligations And Contractual Obligations

      The following table summarized the Company’s debt obligations and contractual obligations, as discussed in the Notes to the Consolidated Financial Statements as of June 30, 2004.

	Payments Due By Period

Contractual Obligations	Total	2005	2006	2007

Operating Leases	$1,967,000	$966,000	$709,000	$292,000
Credit Facility	10,848,000	10,848,000	—	—

	$12,815,000	$11,814,000	$709,000	$292,000

Off-Balance Sheet Arrangements

      An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company, or engages in leasing, hedging, or research and development services within the Company.

      The Company does not have any off-balance sheet financing arrangements or unconsolidated special purpose entities.

Liquidity and Capital Resources

      The Company’s liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. As a percentage of total assets exclusive of other receivables, accounts receivable and inventories were approximately 88.7% and 88.5% in fiscal 2004 and 2003, respectively. It has been the Company’s experience that in periods of revenue growth, investments in accounts receivable and inventories grow, and the Company’s need for financing may increase. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease, and cash is generated. At June 30, 2004, accounts receivable and inventories net of payables, increased by $1.1 million, or 3.5%, compared with June 30, 2003. In fiscal 2003, accounts receivable and inventories, net of payables, increased by 2.7%, or $.8 million, compared with fiscal 2002. At June 30, 2002, accounts receivable and inventories, net of payables, decreased by $3.2 million, or 9.9%, compared with June 30, 2001, due to decreased sales and improved asset utilization.

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

      At June 30, 2004, the Company had cash and cash equivalents of $4.1 million, of which $3.1 million is held in Latin American banks by the Company’s subsidiaries in Argentina and Colombia. The funds held in Latin American banks are generally not available for use domestically without withholding taxes. At June 30, 2004, the Company’s principal source of liquidity is its $4.1 million of cash, and its revolving credit facility. The Company’s availability under the Fleet Agreement was $12.4 million at August 24, 2004, net of $2.2 million in reserves for outstanding letters of credit.

      The net amount of cash provided by the Company’s operating activities in fiscal 2004 was $4.2 million, principally as a result of changes in working capital requirements, the receipt of key man life insurance proceeds offset by benefits paid to Mr. Gerald Diamond’s surviving spouse under his employment agreement and the net loss from operations adjusted for non-cash items. The net amount of cash used for investing activities in fiscal 2004 was $633,000 principally as a result of leasehold improvements to our corporate office location in connection with the January 2004 consolidation of the Company’s Tucker, Georgia warehouse and corporate office facilities. The net amount of cash used for financing activities in fiscal 2004 was $2.0 million reflecting repayments under our revolving credit facility.

      The net amount of cash used by operating activities in fiscal 2003 was $.6 million, principally reflecting changes in working capital requirements, the increase in other receivables related to amounts due under two key man life insurance policies held on the life of Mr. Gerald Diamond, the Company’s founder and former Chairman and Chief Executive Officer, who passed away in June 2003, an increase in accrued liabilities associated with amounts due to Mr. Gerald Diamond’s surviving spouse under his employment agreement and the net loss from operations adjusted for non-cash items. The net amount of cash used for investing activities in fiscal 2003 was $217,000 primarily as a result of expenditures for computer equipment. The net amount of cash provided by financing activities in fiscal 2003 was $5.9 million and reflects additional borrowings under our short-term revolving credit facility of $7.9 million and repayment of subsidiary bank debt of $2.0 million.

      The net amount of cash provided by operating activities in fiscal 2002 was $1.0 million, principally reflecting lower working capital requirements and the net loss from operations adjusted for non-cash items. The net amount of cash used for investing activities in fiscal 2002 was $349,000 for various capital expenditures. The net amount of cash provided by financing activities in 2002 was $4.5 million, primarily reflecting additional borrowings under our short-term revolving credit facility.

      The Company’s cash flows were adversely affected by the unfavorable changes in exchange rates in the Latin American countries in which the Company does business. The exchange rate changes had the effect of using approximately $2.3 million in cash for the year ended June 30, 2004 as compared to using $4.5 million in fiscal 2003 and $5.1 million in fiscal 2002.

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

      The Fleet Agreement also contains certain covenants which, among other things, requires that if the Company’s availability is less than $5.0 million at anytime during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5.0 million threshold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $1.8 million. The Company has maintained at least $5 million in availability under the Fleet Agreement since its inception on October 7, 2002. The Company’s availability under the Fleet Agreement net of reserves of $2.2 million for outstanding Letters of Credit was $12.4 million on August 24, 2004. Average borrowings, maximum borrowings, and weighted average interest rate for fiscal 2004 were $10.8 million, $20.9 million and 3.58% respectively.

      At June 30, 2004, the Company would not have been in compliance with certain financial covenants under the Fleet Agreement had it breached the $5.0 million availability threshold. In the future, if the Company were to breach the $5.0 million threshold and fail to comply with the required financial covenants, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be materially adversely affected. The Company has maintained at least $5.0 million in availability under the Fleet Agreement since its inception on October 7, 2002.

      At June 30, 2004, the Company’s subsidiary, SED International de Colombia Ltda. had no bank borrowings. In addition, the Colombian subsidiary had no significant borrowings at any time during fiscal 2004.

      The carrying value of all bank debt at June 30, 2004 and 2003 approximates its fair value based on floating market interest rates under these debt agreements.

      There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in management’s estimates. Management is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. The Company’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. The Company does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the twelve months ended June 30, 2004.

      Management believes that the Company’s credit agreements together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 2005. However, no assurance can be given that the Company will be able to remain in compliance with the financial covenants associated with the Fleet Agreement, or that the Company will be able to continue to obtain credit from its vendors in the future. Failure to maintain compliance under the Fleet Agreement or obtain vendor lines of credit could significantly and adversely affect the Company’s business operations.

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts — Methodology

      An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectibility of specific accounts. Management evaluates the collectibility of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which the Company has maintained from time to time. Through February 1, 2004, the Company maintained credit insurance, which protected the Company from credit losses exceeding certain deductibles for domestic sales and certain export shipments from the United States. The company maintains credit insurance in most Latin American countries (subject to certain terms and conditions). See Note 14 under Item 8 for a summary of the movement of the allowance for doubtful accounts.

Inventories — Slow Moving, Obsolescence, and Lower of Cost or Market

      Most of the Company’s vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect the Company from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The Company’s reserve for obsolete and slowing moving inventories was approximately $916,000 at June 30, 2004 or 2.9% of gross inventories.

Accrued Liabilities

      The Company has recorded liabilities for certain sales tax liabilities, escheat liabilities, end user rebate programs for wireless phones and employment agreement obligations. The recording of these liabilities requires the Company to make judgments and estimates. Certain of the estimates are highly subjective and may be subject to change in the future. At June 30, 2004 the Company has accrued its best estimate of the amounts which will ultimately be required to be paid in connection with such matters.

Financial Instruments

      The Company’s principal financial instruments consist of cash, accounts receivable, accounts payable and revolving credit facilities. The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.

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

      The Company’s revolving credit facility is currently a variable rate facility. The Company does not currently hedge future interest payments with interest rate swap agreements, and has no plans to do so in the future.

Inflation and Price Levels

      Inflation has not had a significant impact on the Company’s overall business because of the typically decreasing costs of products sold by the Company. The Company also receives vendor price protection for a significant portion of its inventory. In the event a vendor or competitor reduces its prices for goods purchased by the Company prior to the Company’s sale of such goods, the Company generally has been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for credit.

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

Foreign Currency Exchange

      The functional currency for the Company’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into

U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, the Company recorded foreign currency translation gain as a component of comprehensive income of approximately $21,000 for the fiscal year ended June 30, 2004.

      The Company distributes many of its products in foreign countries, primarily in Latin America. Approximately 28.5% of the Company’s total net sales were generated from sales made to resellers located in Latin American countries during the twelve-month period ended June 30, 2004. The Company manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, the Company’s foreign subsidiaries procure inventory payable in U.S. dollars for resale in their respective countries. Upon settlement of the payables, the Company may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the year ended June 30, 2004, the Company recorded transaction losses of approximately $14,000. At June 30, 2004, the Company’s foreign subsidiaries had approximately $3.2 million in U.S. dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, the Company would record a transaction loss of approximately ($320,000). Conversely, if the value of the dollar declines by 10%, the Company would record a transaction gain of approximately $320,000. The Company was not a party to any hedge transactions as of June 30, 2004.

      The information included in the Company’s Annual Report does not include the potential impact that might arise from any decline in foreign currency in Latin American after June 30, 2004 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

      Since January 1, 2002, the Argentine economy has experienced inflation. During fiscal 2004, the inflation rate was 4.7% compared to 10.0% in fiscal 2003. While the Argentine government together with the International Monetary Fund is seeking remedies, no assurance can be given that the economic situation in Argentina will stabilize. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the U.S. dollar. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on the Company’s business, results of operations, financial condition, and ability to make payments on the Company’s indebtedness and on the Company’s common stock market price. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance. Please refer to Note 16 of the Company’s Consolidated Financial Statements.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of

SED International Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of SED International Holdings, Inc. and subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SED International Holdings, Inc. and subsidiaries as of June 30, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

      As discussed in Note 7, the consolidated balance sheet for the year ended June 30, 2003 has been restated to reclassify borrowings under a revolving credit facility from non-current liabilities to current liabilities.

/s/ ERNST & YOUNG LLP

Atlanta, Georgia

September 10, 2004

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,

	2004	2003

		(Restated —
		See Note 7)
ASSETS
Current assets:
Cash and cash equivalents	$4,080,000	$4,849,000
Trade accounts receivable, less allowance for doubtful accounts of $616,000 (2004) and $2,749,000 (2003)	30,737,000	34,261,000
Other receivables	500,000	10,029,000
Inventories	30,226,000	33,098,000
Deferred income taxes	60,000	153,000
Other current assets	2,011,000	1,578,000

Total current assets	67,614,000	83,968,000
Property and equipment — net	1,605,000	2,202,000

Total assets	$69,219,000	$86,170,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$30,020,000	$37,470,000
Accrued and other current liabilities (including $3,400,000 to a related party in 2003)	4,745,000	8,146,000
Revolving credit facility	10,848,000	12,823,000
Short term subsidiary bank debt	—	15,000

Total liabilities	45,613,000	58,454,000
Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued
Common stock, $.01 par value; 100,000,000 shares authorized, 5,569,872 (2004) and 5,563,206 (2003) shares issued, 3,879,171 (2004) and 3,875,861 (2003) shares outstanding	56,000	56,000
Additional paid-in capital	68,574,000	68,442,000
Accumulated deficit	(27,378,000)	(23,109,000)
Accumulated other comprehensive loss	(4,510,000)	(4,531,000)
Treasury stock, 1,690,701 (2004) and 1,687,345 (2003) shares, at cost	(13,083,000)	(13,052,000)
Unearned compensation — stock awards	(53,000)	(90,000)

Total shareholders’ equity	23,606,000	27,716,000

Total liabilities and shareholders’ equity	$69,219,000	$86,170,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	2004	2003	2002

Net sales	$371,741,000	$413,148,000	$423,881,000
Cost of sales	355,168,000	393,724,000	403,792,000

Gross profit	16,573,000	19,424,000	20,089,000
Selling, general and administrative expenses (including $1,000,000 and $3,400,000 to a related party in 2004 and 2003 respectively)	18,536,000	24,961,000	20,628,000
Depreciation and amortization expense	1,233,000	1,614,000	2,081,000
Foreign currency transactions loss (gain)	14,000	581,000	(9,000)
(Gain) loss disposal of assets	(30,000)	(3,000)	13,000
Impairment charges	—	39,000	—

Operating loss	(3,180,000)	(7,768,000)	(2,624,000)
Interest expense — net	246,000	470,000	265,000
Other income, net	—	10,513,000	—

(Loss) income before income taxes and before cumulative effect of a change in accounting principle and discontinued operations	(3,426,000)	2,275,000	(2,889,000)
Income tax expense (benefit)	801,000	613,000	(1,390,000)

(Loss) income from continuing operations	(4,227,000)	1,662,000	(1,499,000)
Loss from discontinued operations	(42,000)	(4,742,000)	(3,009,000)

Loss before cumulative effect of a change in accounting principle	(4,269,000)	(3,080,000)	(4,508,000)
Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000	—	—	6,297,000

Net loss	$(4,269,000)	$(3,080,000)	$(10,805,000)

Basic and diluted (loss) income per share:
From continuing operations	$(1.10)	$0.43	$(0.39)
From discontinued operations	(0.01)	(1.24)	(0.78)

Before cumulative effect of a change in accounting principle	(1.11)	(0.81)	(1.17)
Cumulative effect of a change in accounting principle, net of tax	—	—	(1.63)

Basic and diluted loss per share	$(1.11)	$(0.81)	$(2.80)

Weighted average number of shares outstanding:
Basic	3,856,000	3,816,000	3,862,000
Diluted	3,906,000	3,816,000	3,862,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock				Accumulated
			Additional		Other	Treasury Stock		Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive			Compensation	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity

BALANCE JUNE 30, 2001	5,563,206	$56,000	$68,417,000	$(9,224,000)	$(3,564,000)	1,532,728	$(12,612,000)	$(458,000)	$42,615,000
Stock awards issued			(99,000)			(16,000)	126,000	(27,000)
Amortization of stock awards								158,000	158,000
Stock awards cancelled			89,000			23,938	(194,000)	105,000
Treasury shares purchased						93,030	(181,000)		(181,000)
Net loss				(10,805,000)					(10,805,000)
Translation adjustments					(3,935,000)				(3,935,000)

Comprehensive loss									(14,740,000)

BALANCE JUNE 30, 2002	5,563,206	56,000	68,407,000	(20,029,000)	(7,499,000)	1,633,696	(12,861,000)	(222,000)	27,852,000
Stock awards cancelled			31,000			15,185	(163,000)	132,000
Stock based compensation			4,000						4,000
Treasury shares purchased						38,464	(28,000)		(28,000)
Net loss				(3,080,000)					(3,080,000)
Reclassification of cumulative translation adjustment reclassified to the statement of operations					2,756,000				2,756,000
Translation adjustments					212,000				212,000

Comprehensive loss									(112,000)

BALANCE JUNE 30, 2003	5,563,206	56,000	68,442,000	(23,109,000)	(4,531,000)	1,687,345	(13,052,000)	(90,000)	27,716,000
Amortization of stock awards								29,000	29,000
Stock awards cancelled			23,000			3,756	(31,000)	8,000	—
Stock based compensation			106,000						106,000
Exercise of stock options	6,666		3,000			(400)			3,000
Net loss				(4,269,000)					(4,269,000)
Translation adjustments					21,000				21,000

Comprehensive loss									(4,248,000)

BALANCE JUNE 30, 2004	5,569,872	$56,000	$68,574,000	$(27,378,000)	$(4,510,000)	1,690,701	$(13,083,000)	$(53,000)	$23,606,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2004	2003	2002

Operating activities:
Net loss	$(4,269,000)	$(3,080,000)	$(10,805,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment charges for long-lived assets, including cumulative effect of a change in accounting principle in 2002	—	100,000	6,365,000
Depreciation and amortization	1,233,000	1,666,000	2,146,000
Stock compensation	135,000	4,000	158,000
Provision for losses on accounts receivable	1,218,000	2,302,000	1,638,000
Reclassification of cumulative translation adjustment	—	2,756,000	—
Changes in assets and liabilities
Restricted cash	—	800,000	(100,000)
Trade accounts receivable	4,830,000	1,158,000	2,661,000
Other receivable	9,529,000	(10,029,000)	—
Inventories	2,911,000	3,096,000	707,000
Deferred income taxes	—	—	242,000
Other assets	(340,000)	(118,000)	1,661,000
Trade accounts payable	(7,538,000)	(2,636,000)	(1,562,000)
Accrued and other current liabilities	(3,539,000)	3,336,000	(2,106,000)

Net cash provided by (used in) operating activities	4,170,000	(645,000)	1,005,000

Investing activities:
Purchase of equipment	(633,000)	(217,000)	(349,000)

Net cash used in investing activities	(633,000)	(217,000)	(349,000)

Financing activities:
Net proceeds from issuance of stock	3,000	—	—
Net (repayments) borrowings under revolving credit facility	(1,975,000)	7,923,000	4,900,000
Net repayments of short term bank debt of foreign subsidiaries	(15,000)	(2,040,000)	(174,000)
Purchase of treasury stock	—	(28,000)	(181,000)

Net cash (used in) provided by financing activities	(1,987,000)	5,855,000	4,545,000
Effect of exchange rate changes on cash	(2,319,000)	(4,515,000)	(5,073,000)

(Decrease) Increase in cash and cash equivalents	(769,000)	478,000	128,000
Cash and cash equivalents
Beginning of year	4,849,000	4,371,000	4,243,000

End of year	$4,080,000	$4,849,000	$4,371,000

Supplemental Disclosures of Cash Flow Information —
Cash paid (received) during the year for
Interest paid	$465,000	$758,000	$1,133,000
Income tax payments (refunds)	$649,000	$689,000	$(777,000)

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2004, 2003, 2002

1.	Description of Business

      SED International, Holdings, Inc., a Georgia corporation, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation (collectively “the Company”) are engaged in the wholesale distribution of microcomputer products, including mass storage, imaging, display, wireless products and consumer electronics throughout the United States and Latin America. The Company services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina.

2.	Summary Of Significant Accounting Policies

      Principles of Consolidation — The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil, Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED International de Colombia Ltda., Intermaco S.R.L., (collectively the “Company”). All intercompany accounts and transactions have been eliminated. The operations of SED International do Brasil, Ltda. were discontinued in the third quarter of fiscal 2003. See Note 18.

      Risks and Uncertainties — The Company has at various times incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in connection with these efforts. Failure to effectively implement the plan could materially adversely affect the Company’s profitability and financial condition.

      Numerous factors and conditions impact the Company’s ability to achieve its profit goals, including, but not limited to, the following:

•	Continuation of distribution agreements — The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products — From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins — The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, the Company receives price protection and other considerations from its vendors. While the Company has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

•	Vendor credit — The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence — The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier. The Company believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Consumer Electronics — The Company is entering into the distribution of consumer electronics, which is highly competitive. Some of the Company’s competitors have substantially greater financial, marketing and distribution resources than the Company and the Company may be unable to successfully compete with these companies. The Company acquired significant levels of inventory during the fourth quarter of 2004. Failure to successfully penetrate this market could have an adverse impact on the Company’s cash flows, financial position and operating results.

•	Credit decisions and losses — The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company maintained credit insurance for customers located in the United States through February 1, 2004 and insurance in most Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require the Company to maintain certain minimum standards and policies with respect to extending credit to customers. If the Company does not adhere to such policies, the insurance companies may not pay claims submitted by the Company.

•	Proportionate control of general and administrative costs — The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in all of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities — The Company operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During October 2002 a new credit facility was obtained. The new credit facility provides more flexibility compared to the prior agreement but also includes covenants and other provisions. The Company from time to time violated the financial covenants associated with the previous credit agreement, but was successful in negotiating waivers of such violations. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in October 2005, is further described in Note 7.

•	Cash flows — While not presently expected, the Company’s continued operation in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by the subsidiary). The October 2002 credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters restrict the Company’s ability to repatriate cash flows to the United States.

      Revenue Recognition — Sales are recorded upon shipment. The Company allows its customers to return products for exchange or credit subject to certain limitations. Returns have historically not been significant. Provision for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping and handling costs are included in cost of sales.

      Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. At June 30, 2004, cash totaling $3.1 million was held in banks domiciled in Latin America. The funds held in Latin American banks are generally not available for use domestically without withholding taxes. The Company has

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

no single customer that represents a significant portion of total net sales or accounts receivable and generally does not require collateral from its customers.

      Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be significant.

      Cash Equivalents — Cash equivalents are short-term investments purchased with a maturity of three months or less.

      Accounts Receivable — Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts.

      Allowance for Doubtful Accounts — An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. Through February 1, 2004, the Company was protected by credit insurance on its significant customers, subject to certain deductible limitations. The credit insurance policy was for a twelve-month period and provided for a policy limit of $10.0 million with an annual aggregate deductible of $2.0 million. The Company is currently exploring opportunities to obtain credit insurance through another insurance carrier. However, there can be no assurance the Company will be successful in its efforts to renew or obtain coverage. As of June 30, 2004, the Company had submitted claims against the credit insurance policy of $3.4 million and based on the terms of the policy, the Company estimated it would recover approximately $750,000. However, the underwriters have declined coverage for several of the claims submitted and have offered $500,000 to settle all claims payable under the policy. The Company believes that all claims submitted are valid claims and will pursue all remedies available under the terms of the policy including arbitration to recover the amounts rightfully due. Based on the current outstanding offer from the insurance company the Company has reasonably estimated its recovery at $500,000, which has been considered in the computation of the Company’s bad debt expense and allowance for doubtful accounts at June 30, 2004. The allowance for doubtful accounts was approximately $616,000 at June 30, 2004 and $2.7 million at June 30, 2003 or 2.0% and 7.4% of gross accounts receivables, respectively. The decrease in the allowance for doubtful accounts from June 30, 2003, reflects the write off of uncollectible accounts for several of the Company’s customers that have experienced financial difficulty including bankruptcy.

      Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $5,611,000 at June 30, 2004 and $11,286,000 at June 30, 2003. Most of the Company’s vendors allow for either return of goods within a specified period (usually 45 – 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The reserve for obsolete and slow moving inventories was approximately $916,000 at June 30, 2004 and $1.1 million at June 30, 2003, or 2.9% and 3.1% of gross inventories, respectively. The reduction in the

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s inventory reserves from June 30, 2003 is attributed to a number of factors including the liquidation of approximately $250,000 in aged inventories and the decline in the inventory levels of $2.9 million from June 30, 2003.

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

      Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of operations. See Note 16.

      Earnings Per Common Share (EPS) — Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and dilutive potential common shares outstanding. Dilutive potential common shares represent additional common shares assumed to be issued. Approximately 96,000 stock options had the effect of increasing the weighted average shares including dilution for the year ended June 30, 2004. For the years ended 2004, 2003 and 2002 options for approximately 610,000, 801,000, and 969,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.

      Fair Value of Financial Instruments — Financial instruments that are subject to fair value disclosure requirements are carried in the consolidated financial statements at amounts that approximate their fair value.

3.	Recently Issued Accounting Pronouncements

      In January 2003, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor (“the Issue”). The Issue addresses accounting and reporting issues related to how a reseller should account for cash consideration received from vendors. Generally, cash consideration received from vendors is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. However, under certain circumstances this presumption may be overcome and recognition as revenue or as a reduction of other costs in the income statement may be appropriate. The Issue was effective for fiscal periods beginning after December 15, 2002. While the Company does receive cash consideration from vendors subject to the provisions of the Issue, the adoption of EITF Issue No. 02-16 had no significant impact on the Company since the Company has always accounted for such consideration in a manner consistent with the provisions of the Issue.

      In July 2001, the FASB issued Statement No. 141 (“SFAS 141”) Business Combinations, and Statement No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. SFAS 142 requires companies to cease amortizing goodwill that existed at June 30, 2001 and establishes a new method for testing goodwill for impairment on an annual basis (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value.) Any goodwill resulting from

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

acquisitions completed after June 30, 2001 is not amortized. SFAS 142 also requires that an identifiable intangible asset that is determined to have an indefinite useful economic life not be amortized, but separately tested for impairment using a fair value based approach. The Company adopted SFAS 142 as of July 1, 2001. However, the Company did not complete the required transitional impairment tests until the second quarter ended December 31, 2001. During the three month period ended December 31, 2001, the Company tested goodwill arising from the Intermaco acquisition as of July 1, 2001 primarily utilizing a valuation technique relying on the expected present value of future cash flows. As a result of this valuation process as well as the application of the remaining provisions of SFAS 142, the Company recorded a pre-tax transitional impairment loss of $6,372,000, representing the write-off of all of the Company’s existing goodwill. This write-off was reported as a cumulative effect of a change in accounting principle, on a net of tax basis, as of July 1, 2001 in the Company’s consolidated statement of operations. Prior to the adoption of SFAS 142 on July 1, 2001, the Company amortized this goodwill over an estimated useful life of 30 years.

4.	Other Receivables and Income

      At June 30, 2003 the Company recorded income of $10.0 million, plus accrued interest of $29,000 related to proceeds due under two key man life insurance policies held on the life of Gerald Diamond, the Company’s founder and former Chairman and Chief Executive Officer. The insurance proceeds were received in July and August of 2003. Separately, in December 2002, the Company entered into a confidential settlement agreement for claims arising out of a disagreement with a former insurance broker. The net proceeds of $512,932 were recorded net of attorneys’ fees of $96,420. Other receivables at June 30, 2004 represent amounts due from the Company’s insurance carrier for claims submitted under our credit insurance policy during the fiscal year ended 2004.

5.	Property and Equipment

      Property and equipment are comprised of the following:

	June 30,

	2004	2003

Property and equipment:
Furniture and equipment	$10,027,000	$9,864,000
Leasehold improvements	1,989,000	1,525,000
Other	100,000	175,000

	12,116,000	11,564,000
Less accumulated depreciation	10,511,000	9,362,000

	$1,605,000	$2,202,000

      Depreciation expense for property and equipment totaled $1,233,000, $1,666,000 and $2,006,000 for the years ended June 30, 2004, 2003 and 2002, respectively.

6.	Exit Costs

      In January 2002, the Company decided to discontinue the computer asset recovery operation of E-Store.com. In connection with this decision, the Company recorded expenses totaling $362,000 related to lease termination of $249,000, severance costs of $60,000, and loss on fixed asset disposal of $53,000. Loss on fixed asset disposal, severance expenses, and the lease and utility termination expenses have been classified as selling, general and administrative expense. All inventory-related exit costs have been classified as cost of goods sold in the accompanying consolidated statement of operations. The net loss for the year ended June 30, 2002 for the E-Store.com division was approximately $1,282,000.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Credit Facilities

      Subsequent to the issuance of the Company’s Consolidated Financial Statements for the fiscal year ended June 30, 2003, the Company restated its Consolidated Balance Sheet as of June 30, 2003 to properly classify the revolving credit facility with Fleet Capital Corporation (hereafter “Fleet” and the “Fleet Agreement”) as a current liability in accordance with Financial Accounting Standards Board Emerging Issues Task Force Issue No. 95-22, Balance Sheet Classification of Borrowings Outstanding under Revolving Credit Agreements That Include Both a Subjective Acceleration Clause and a Lock-Box Arrangement (“EITF 95-22”). This restatement had no impact on the Company’s results of operations, cash flows or compliance covenants under the Fleet Agreement. The revolving credit facility is classified as a current liability in accordance with EITF 95-22 since the Fleet Agreement contains a subjective acceleration clause and contractual provisions under a lock box arrangement that require the cash receipts of the Company be used to repay amounts outstanding under the revolving credit facility.

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

      The Fleet Agreement also contains certain covenants which, among other things, require that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Fleet Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation, and amortization, requires maintenance of minimum fixed charge coverage ratio beginning in the second quarter of fiscal 2004, and requires the maintenance of minimum tangible net worth, as defined, of negative $1.8 million. The Fleet agreement also restricts the Company’s ability to distribute dividends. Since entering into the Fleet Agreement, the Company has continuously maintained at least $5 million in availability under the Fleet Agreement. The Company’s availability under the Fleet Agreement net of reserves of $2.2 million for outstanding Letters of Credit was $12.4 million on August 24, 2004. Average borrowings, maximum borrowings, and weighted average interest rate for fiscal 2004 were $10.8 million, $20.9 million and 3.58% respectively.

      At June 30, 2004, the Company would not have been in compliance with certain financial covenants under the Fleet Agreement had it breached the $5.0 million availability threshold. In the future, if the Company were to breach the $5.0 million threshold and fail to comply with the required financial covenants, Fleet may declare an event of default and could demand repayment of all outstanding borrowings and discontinue the agreement. If Fleet were to declare an event of default, the Company’s liquidity and business operations could be materially adversely affected. The Company has maintained at least $5.0 million in availability under the Fleet Agreement since its inception on October 7, 2002.

      Until October 2002, the Company had a credit agreement with Wachovia Bank N.A. (“Wachovia”), which provided for borrowings under a line of credit of up to $25 million at June 30, 2002. At June 30, 2002, the Company had $4.9 million outstanding under this facility. Maximum borrowings under the credit agreement were generally based on eligible accounts receivable and inventory. Available borrowings under this agreement, based on collateral limitations at June 30, 2002 were $9.9 million ($9.5 million of which would only be available to finance obligations due to IBM Global Financing, if necessary).

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

      The carrying value of all bank debt at June 30, 2004 approximates its fair value based on the variable market rates of interest on such bank debt.

8.	Income Taxes

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,

	2004	2003

U.S. federal and state operating loss carryforwards	$22,019,000	$11,836,000
Foreign operating loss carryforwards	—	4,087,000
Reserves not currently deductible	1,929,000	3,436,000
Valuation allowance	(23,888,000)	(19,206,000)

	$60,000	$153,000

      At June 30, 2004, the Company has gross net operating loss carryforwards for federal and state income tax purposes in the United States of approximately $54.8 million and $56.4 million, respectively, expiring at various dates through 2024. At June 30, 2004 and 2003, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco S.R.L., as there is no assurance that these assets will be realized. In 2004, the Company eliminated the deferred tax assets and corresponding valuation allowance totaling approximately $4.1 million associated with the Brazilian net operating losses since there are no operations.

      Components of income tax expense (benefit) are as follows:

	Year Ended June 30,

	2004	2003	2002

Current:
Federal	$6,000	$—	$(1,882,000)
State	18,000	—	—
Foreign	703,000	634,000	175,000

	727,000	634,000	(1,707,000)

Deferred:
Federal
State
Foreign	74,000	(21,000)	242,000

	74,000	(21,000)	242,000

	$801,000	$613,000	$(1,465,000)

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company’s effective tax rates for income (loss) from continuing operations differ from statutory rates as follows:

	Year Ended June 30,

	2004	2003	2002

Statutory federal rate (benefit)	(34.0)%	34.0%	(34.0)%
State income taxes net of federal income tax benefits	.5	.9	(15.4)
Life insurance proceeds	—	(166.4)	—
Net operating loss carryback	—	—	(26.9)
Valuation allowance	120.1	156.1	27.0
Brazil net operating loss write-off	119.3	—	—
Write-off of investment in Brazil	(189.0)	—	—
Other	6.5	2.3	1.2

	23.4%	26.9%	(48.1)%

      The valuation allowance increased during fiscal 2004, 2003, and 2002 by $4,682,000, $3,377,000, and $1,804,000, respectively.

9.	Lease Obligations

      SED International leases its main office facility under an operating lease with an entity owned by certain minority shareholders and officers of the Company. Rent expense for this facility for the years ended June 30, 2004, 2003, and 2002 was $283,000, $275,000, and $267,000 respectively. This lease, as of October 2003, provides for an annual rent of $285,000 with annual increases of 3% through September 2006. The Company leases additional distribution center and sales office space under other operating leases. Rent expense, net of sublease rental income, under all operating leases for the years ended June 30, 2004, 2003, and 2002 was $1,251,000, $1,741,000, and $1,505,000, respectively.

      The Company was obligated under lease agreements for its closed Harrisburg, Pennsylvania distribution center through March of 2003 and portions of other distribution centers which were not being utilized by the Company. Most of such distribution space has been sublet to third parties. Sublease rental income was $0, $377,000, and $494,000, for the years ended June 30, 2004, 2003, 2002, respectively.

      As of June 30, 2004, future minimum rental commitments under noncancelable operating leases are:

Year Ending June 30,

2005	$966,000
2006	709,000
2007	292,000

$1,967,000

10.	Shareholders’ Equity

      Common Stock — During fiscal years 2003, and 2002, the Company repurchased 38,464, and 93,030 shares, respectively, of its common stock in open market and private transactions for $28,000, and $181,000, respectively. There were no repurchases of common stock in fiscal 2004.

      Stock Options — Effective July, 1, 2002, the Company adopted the fair value method of recording stock-based compensation in accordance with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, which is considered the preferable accounting method for stock-based employee compensa-

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion. Historically, the Company had elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation issued to Employees (“APB 25”) and related Interpretations in accounting for its employee stock-based compensation. Accordingly, no compensation expense has been recognized for stock option plans in the past. The Company has elected to follow the prospective method and all employee awards granted, modified or settled after July 1, 2002 will be expensed over the vesting period based on the fair value at the date the stock-based compensation is granted. Stock compensation expense recognized during fiscal years ended 2004 and 2003 in connection with the prospective adoption of SFAS No. 123 totaled approximately $106,000 and $4,000, respectively. The following table illustrates the effect on net income and earnings per share as if the fair value based method had been applied to all outstanding and unvested awards in each period.

	Year Ended June 30,

	2004	2003	2002
(in thousands, except per share amounts)
Net loss, as reported	$(4,269)	$(3,080)	$(10,805)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, less $106,000 and $4,000 recognized in 2004 and 2003, respectively	(269)	(361)	(775)

Pro forma net loss	$(4,538)	$(3,441)	$(11,580)

Basic and diluted loss per share:
As reported	$(1.11)	$(0.81)	$(2.80)

Pro forma	$(1.18)	$(0.90)	$(3.00)

      Fair Value — The weighted average fair value of options granted in fiscal 2004, 2003, and 2002 was $.90, $.62, and $1.43, respectively, using the Black-Scholes option pricing model with the following assumptions:

	Year Ended June 30,

	2004	2003	2002

Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.7%	63.1%	61.5%
Risk free interest rate	3.54%	3.94%	4.9%
Expected life, in years	6.4	8.0	10.0

      The Company maintains stock option plans established in 1997 and 1999 under which 842,441 shares of common stock have been reserved at June 30, 2004 for outstanding and future incentive and nonqualified stock option grants as well as stock awards to directors, officers, and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a “change of control” (as defined in the Company’s stock option plans), all outstanding options become immediately exercisable.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

		Weighted
		Average
	Shares	Exercise Price

Shares under options at June 30, 2001	321,394	$14.14
Granted	746,500	1.91
Cancelled	(99,300)	4.00

Shares under options at June 30, 2002	968,594	3.17
Granted	37,500	.90
Cancelled	(205,210)	3.91

Shares under options at June 30, 2003	800,884	2.87
Granted	125,000	1.81
Cancelled	(212,950)	2.61
Exercised	(7,066)	.48

Shares under options at June 30, 2004	705,868	2.69

Options exercisable at June 30:
2002	802,738	$2.96
2003	740,918	2.96
2004	628,604	2.88

      The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2004:

	Outstanding Options

		Weighted		Exercisable Options
		Average	Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price

$0.0000 — $ 1.0130	95,834	8.5	$0.5960	31,502	$0.5349
$1.0131 — $ 2.0260	392,500	7.3	$1.9359	386,668	$1.9437
$2.0261 — $ 3.0390	78,000	8.5	$2.4428	74,800	$2.4455
$5.0651 — $ 6.0780	108,459	5.1	$5.8800	108,459	$5.8800
$6.0781 — $ 7.0910	5,250	5.7	$6.8200	5,250	$6.8200
$7.0911 — $ 8.1040	20,550	5.7	$7.8786	16,650	$7.8643
$9.1171 — $10.1300	5,275	2.7	$10.1120	5,275	$10.1120

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Restricted Stock — The Company’s stock option plan established in 1999 also permits the grant of restricted stock awards. Awards which have been granted under this 1999 plan vest ratably over two to ten years. Restricted stock activity is as follows:

	Year Ended June 30,

	2004	2003	2002

Shares of restricted stock beginning of year	48,937	96,988	158,358
Issued	—	—	16,000
Vested	(23,931)	(32,866)	(53,432)
Canceled	(3,756)	(15,185)	(23,938)

Shares of restricted stock-end of year	21,250	48,937	96,988

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

11.	Employee Benefit Plan

      SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. Prior to July 1, 2002, SED International, Inc. matched a portion of employee contributions to the plan. Effective July 1, 2002, SED International revised the plan to provide matching contributions for its employees at the discretion of the Board of Directors and is no longer required to match employee contributions. Vesting in matching contributions, if any, is ratable over 10 years based on years of continuous service. There were no matching contributions to the 401(k) plan in fiscal 2003. SED International, Inc.’s matching contribution expense for the fiscal years 2004 and 2002 totaled $35,000 and $93,000, respectively.

12.	Segment Information

      The Company operates in one business segment as a wholesale distributor of microcomputer and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated

Fiscal 2004
Net sales:
Unaffiliated customers	$325,641,000	$46,100,000	—	$371,741,000
Foreign subsidiaries	—	—	—	—

Total	$325,641,000	$46,100,000	—	$371,741,000

Gross profit	$11,937,000	$4,636,000	—	$16,573,000
(Loss) income from continuing operations	$(5,244,000)	$2,064,000	—	$(3,180,000)
Total assets at year-end	$87,195,000	$12,856,000	$(30,860,000)	$69,191,000
Fiscal 2003
Net sales:
Unaffiliated customers	$375,485,000	$37,663,000	—	$413,148,000
Foreign subsidiaries	19,000	—	$(19,000)	—

Total	$375,504,000	$37,663,000	$(19,000)	$413,148,000

Gross profit	$14,878,000	$4,476,000	$70,000	$19,424,000
(Loss) income from continuing operations	(9,446,000)	1,608,000	70,000	(7,768,000)
Total assets at year-end	107,724,000	9,382,000	(30,987,000)	86,119,000
Fiscal 2002
Net sales:
Unaffiliated customers	$385,911,000	$37,970,000	—	$423,881,000
Foreign subsidiaries	913,000	—	$(913,000)	—

Total	$386,824,000	$37,970,000	$(913,000)	$423,881,000

Gross profit	$14,719,000	$5,193,000	$177,000	$20,089,000
(Loss) income from continuing operations	(4,799,000)	1,998,000	177,000	(2,624,000)
Total assets at year-end	145,998,000	8,286,000	(77,832,000)	76,452,000

      Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

      Net sales by product category for continuing operations is as follows:

	Microcomputer	Wireless Telephone	Handling
Year Ended June 30,	Products	Products	Revenue	Total

2004	$303,339,000	$67,191,000	$1,211,000	$371,741,000
2003	363,343,000	48,543,000	1,262,000	413,148,000
2002	398,536,000	24,014,000	1,331,000	423,881,000

      Approximately 28.5%, 22.5% and 26.6% in the fiscal years ended June 30, 2004, 2003, and 2002, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Significant Vendors and Customers

      During the years ended June 30, 2004, 2003 and 2002 the Company purchased approximately 39.9%, 53.2% and 50.1% of its product from two vendors. During the year ended June 30, 2002, the Company sold approximately 11% of its product to one customer.

14.	Supplemental Disclosures

      An analysis of allowances for doubtful accounts is as follows:

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Year Ended June 30,	of Year	Expenses	Deductions (1)	Year

2004	$2,749,000	$1,218,000	$(3,351,000)	$616,000
2003	1,455,000	2,302,000	(1,008,000)	2,749,000
2002	5,631,000	1,638,000	(5,814,000)	1,455,000

(1)	Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

15.	Reverse Stock Split

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

16.	Latin America Economic Situation and Devaluation

      As a result of an ongoing economic crisis, the Argentine government has implemented a number of monetary and exchange control measures including restrictions on the withdrawal of funds deposited with Argentine banks and the practical impossibility of making transfers abroad. On January 6, 2002, the Argentine Congress also approved Law No. 25,561 on Public Emergency and Exchange System Reform that eliminated the pegging of the Argentine peso (ARS) to the US dollar (USD) on a one to one basis. In place of the pegged exchange rate the Central Bank of Argentina established an “official” and a “freely floating” exchange market for transactions originating in Argentina. The “official” exchange rate was fixed at ARS 1.4 to USD 1. The “freely floating” exchange for the ARS as compared to the USD decreased from 1.7 pesos to 1 USD at January 11, 2002 (first day after exchange market was reopened) to 2.97 ARS to 1 USD at June 30, 2004.

      In connection with the de-dollarization of the Argentine peso and other changes enacted by the Argentine government, unfavorable consequences have resulted including, but not limited to, (a) the default on public debt payments, (b) the implementation of restrictions on the withdrawal of funds deposited with financial institutions, (c) the practical impossibility of making fund transfers outside Argentina to serve financial obligations without the approval of the Central Bank of Argentina, (d) rising prices and inflation, (e) limited availability of credit, (f) and declining domestic market demand within Argentina.

      Since January 1, 2002, the Argentine economy has experienced inflation. Inflation during fiscal 2004 was 4.7% compared to 10% in fiscal 2003. While Argentina’s government together with the International Monetary Fund is seeking remedies, no assurance can be given that the economic situation in Argentina will stabilize. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the USD. Any of the foregoing events and a

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

continuation of the Argentine recession may have a material adverse effect on the Company’s business, results of operations, financial condition, and ability to make payments on the Company’s indebtedness and on the Company’s common stock market price. The information included in the Company’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance.

17.	Liabilities Under Employment Agreement and Contingent Liabilities

      The Company carried two key man life insurance policies payable to the benefit of the Company on Gerald Diamond, the Company’s founder and Former Chairman and Chief Executive Officer who passed away in June of 2003. At June 30, 2003, the Company recorded a liability of approximately $3.4 million, which represented the Company’s best estimate of the amounts due as benefits to Mr. Diamond’s surviving spouse under Mr. Diamond’s employment contract. The Company also disclosed at June 30, 2003 that it may be contingently liable for additional benefit payments depending on the resolution of issues concerning additional benefits potentially due to Mr. Diamond’s surviving spouse. During the quarter ended March 31, 2004, the Company reached a final agreement with Mr. Diamond’s surviving spouse, the Company’s current Chairman, Jean Diamond, to settle all claims advanced under Mr. Diamond’s employment contract. Pursuant to the final settlement agreement, an additional payment of $1.0 million, was made and charged to selling, general and administrative expenses. All amounts due were disbursed during the quarter ended March 31, 2004 and the balance of the liability at June 30, 2004 was $0 as compared to $3.4 million at June 30, 2003.

18.	Discontinued Operations

      In February 2003, the Company resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s consolidated balance sheet as of June 30, 2004 in accordance with Accounting Principles Board Opinion No. 30.

      Following is a summary of the results of discontinued operations in (000’s):

	Year Ended June 30,

	2004	2003	2002

Net sales	$—	$8,196	$32,507

Loss from operations before income taxes	$(42)	$(1,448)	$(3,009)
Loss on disposal	—	(3,294)	—

Loss from discontinued operations	$(42)	$(4,742)	$(3,009)

      The loss from discontinued operations in fiscal 2004 was attributed to the following: (i) foreign currency exchange losses, (ii) professional fees and (iii) the favorable settlement of certain liabilities offset by additional provisions for the tax claims asserted by the Brazilian government.

      The loss from discontinued operations in fiscal 2003 consisted of operating losses incurred in the Brazil Operation and estimated loss on disposal of the business which includes charges for the following: (i) the write-off of foreign currency translation losses of $2.6 million previously recorded as a component of stockholders’ equity, (ii) equipment, (iii) customer accounts receivable, (iv) employee termination costs, (v) inventory, and (vi) facility exit and lease termination costs. As of June 30, 2004, SED International do Brasil Distribuidora, Ltda. had assets of $28,000 and third party liabilities of $370,000. Liabilities include

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts payable related to inventory purchases of $120,000 and other miscellaneous accrued liabilities of $250,000.

      Interest expense for the Brazil Operation for the fiscal years 2003 and 2002 totaled $288,000 and $868,000, respectively, and was based on the actual borrowings from banks by the Brazil operation.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A.	Controls and Procedures

      At the end of the fiscal year ended June 30, 2004, the Company’s principal executive and financial officers performed an evaluation of our disclosure controls and procedures, as that term is defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, said officers concluded that, as of June 30, 2004, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and regulations.

      There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.	Directors And Executive Officers Of The Company

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Proposal 1 — Election of Directors” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2004 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 16, 2004.

Item 11.	Executive Compensation

      The information called for by this item is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2004 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 16, 2004.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Ownership of Shares” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2004 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 16, 2004.

Item 13.	Certain Relationships and Related Transactions

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2004 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 16, 2004.

Item 14.	Principal Accounting Fees And Services.

      The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant Fees and Services” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2004 and delivered to stockholders in connection with the annual meeting of stockholders to be held on December 16, 2004.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Report:

      1. Financial Statements. The following financial statements and the reports of the Company’s independent auditors thereon, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (Ernst & Young LLP — 2004, 2003 and 2002)

•	Consolidated Balance Sheets at June 30, 2004 and 2003

•	Consolidated Statements of Operations for the years ended June 30, 2004, 2003 and 2002

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2004, 2003 and 2002

•	Consolidated Statements of Cash Flows for the years ended June 2004, 2003 and 2002

•	Notes to Consolidated Financial Statements

      2. Financial Statement Schedules.

•	Schedule II: Valuation and Qualifying is filed herewith under “Supplemental Disclosures” in Note 14 to the Consolidated Financial Statements.

Schedules other than the schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

      3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number	Description

3.1	Articles of Incorporation of the Company.(1)
3.2	Amendment to Articles of Incorporation.(54)
3.3	Bylaws of the Company.(2)
4.1	Form of Rights Agreement, dated as of October 31, 1996 between the Company and National City Bank.(3)
10.1	Form of Lease Agreement dated as of January 1, 1991 between Royal Park, Company and SED International, Inc. (Formerly Southern Electronics Distributors, Inc.) (“SED International”).(4)
10.2	Lease Agreement dated May 16, 1990 between The Equitable Life Assurance Society of the United States and SED International(5), as amended March 20, 1992.(6)
10.3	Southern Electronics Corporation 1986 Stock Option Plan dated September 3, 1986, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement.(7)/*/
10.4	Form of First Amendment dated September 14, 1989 to Southern Electronics Corporation 1986 Stock Option Plan.(8)/*/
10.5	Second Amendment dated November 7, 1989 to Southern Electronics Corporation 1996 Stock Option Plan.(9)/*/

Exhibit
Number	Description

10.6	Third Amendment dated July 17, 1992 to Southern Electronics Corporation 1986 Stock Option Plan.(10)/*/
10.7	Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement.(11)/*/
10.8	First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan.(12)/*/
10.9	Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan.(13)/*/
10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and NonQualified Stock Option Agreement.(14)/*/
10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan.(15)/*/
10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan.(16)/*/
10.13	Form of NonQualified Stock Option Agreement dated as of August 28, 1992 between the Company and Cary Rosenthal.(17)/*/
10.14	Employment Agreements dated November 7, 1989, between the Company, SED International and each of Gerald Diamond and Jean Diamond (18)/*/, each as amended by form of Amendment No. 1 dated September 24, 1991.(19)/*/
10.15	SED International, Inc. Savings Plan effective as of January 1, 1991, together with Savings Plan Trust and Savings Plan Adoption Agreement.(20)/*/
10.16	Lease Agreement dated November 1992 between H.G. Pattillo and Elizabeth M. Pattillo and SED International.(21)
10.17	Lease Agreement dated August 9, 1993 between New World Partners Joint Venture and SED International and Addendum I thereto (“NWPJV Lease”).(22)
10.18	Second Addendum to NWPJV Lease dated January 10, 1996 among New World Partners Joint Venture, New World Partners Joint Venture Number Two and SED International.(23)
10.19	Third Addendum to NWPJV Lease dated July 24, 1996 between New World Partners Joint Venture Number Two and SED International.(24)
10.20	Amendment to Lease for 4775 N. Royal Atlanta Drive.(25)
10.21	Form of NonQualified Stock Option Agreement dated as of May 21, 1993 between the Company and Cary Rosenthal (see Exhibit 10.13)./*/
10.22	Form of NonQualified Stock Option Agreement, dated as of September 13, 1994 between the Company and Cary Rosenthal (see Exhibit 10.13)./*/
10.23	Form of NonQualified Stock Option Agreement for Directors.(26)/*/
10.24	1995 Formula Stock Option Plan, together with related form of NonQualified Stock Option Agreement.(27)
10.25	Adoption Agreement for Swerdlin & Company Regional Prototype Standardized 401(k) Profit Sharing Plan and Trust, as amended.(28)/*/
10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan.(29)/*/
10.27	Industrial Real Estate Lease (Multi-Tenant Facility) dated as of March 6, 1997, between Majestic Realty Co. and Patrician Associates, Inc., as landlord (the “Landlord”), and SED International, as Tenant (the “Tenant”), together with Option to Extend Term dated as of March 26, 1997, between the Landlord and the Tenant.(30)
10.28	Lease Agreement made August 11, 1997, between Gwinnett Industries, Inc. and SED International.(31)
10.29	Lease Agreement made February 3, 1998, between First Industrial Harrisburg, L.P. and SED International.(32)

Exhibit
Number	Description

10.30	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Gerald Diamond.(33)/*/
10.31	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond.(34)/*/
10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement.(35)/*/
10.33	Third Amendment to Employment Agreement effective December 16, 1998 between SED International and Jean Diamond.(36)/*/
10.34	Third Amendment to Employment Agreement effective July 1, 1999 between SED International and Gerald Diamond.(37)/*/
10.35	Fourth Amendment to Employment Agreement effective July 1, 1999 between SED International and Jean Diamond.(38)/*/
10.36	Employment Agreement effective June 1, 1999, between SED International and Ronell Rivera.(39)/*/
10.37	Form of Second Amended and Restated Credit Agreement dated as of August 31, 1999, among the Company and SED International as Borrowers and Wachovia Bank, N.A. as Agent.(40)
10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company.(41)/*/
10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company.(42)/*/
10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International.(43)
10.41	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A.(44)
10.42	Employment Agreement effective November 11, 1999 between SED International, Inc. and Barry Diamond.(45)/*/
10.43	First Amendment to Employment Agreement effective June 1, 2001 between SED International Inc. and Barry Diamond.(46)/*/
10.44	Loan and Security Agreement between SED International, Inc. and Fleet Capital Corporation dated October 7, 2002.(57)
10.45	Fifth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A.(47)
10.46	Sixth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A.(48)
10.47	Amendment to Employment Agreement between Gerald Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001.(49)/*/
10.48	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001.(50)/*/
10.49	Amendment to Employment Agreement between Mark Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001.(51)/*/
10.50	Amendment to Employment Agreement between Barry Diamond and SED International, Inc., dated September 11, 1999. This amendment is effective as of November 1, 2001.(52)/*/
10.51	Amendment to Employment Agreement between Ronell Rivera and SED International, Inc., dated November 28, 1999. This amendment is effective as of November 1, 2001.(53)/*/
10.52	Amendment to Employment Agreement between Gerald Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002.(55)/*/
10.53	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002.(56)/*/

Exhibit
Number	Description

10.54	Employment Agreement effective January 1, 2004 between SED International, Inc. and Mark Diamond(57)/*/
10.55	Employment Agreement effective January 1, 2004 between SED International, Inc. and Jonathan Elster(58)/*/
21	Subsidiaries of the Company.
23	Independent Registered Public Accounting Firm Consent — Ernst & Young LLP.
24	Power of Attorney (see signature page to this Form 10-K).
31.1	Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer Mark Diamond.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Chief Financial Officer Philip Flynt.
32.1	Section 1350 Certification by Chief Executive Officer Mark Diamond.
32.2	Section 1350 Certification by Chief Financial Officer Philip Flynt

/*/	Management contract or compensatory plan or arrangement with one or more directors or executive officers.

(1)	Incorporated herein by reference to Exhibit 3.1 to the Company’s 1999 Form 10-K.

(2)	Incorporated herein by reference to Exhibit 3.2 to the Company’s 1999 Form 10-K.

(3)	Incorporated herein by reference to Exhibit 7 to the Company’s Current Report on Form 8-K dated October 30, 1996 (SEC File No. 0-16345).

(4)	Incorporated herein by reference to exhibit of same number to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (SEC File No. 0-16345) (“1991 Form 10-K”).

(5)	Incorporated herein by reference to Exhibit 10.8 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1990 (SEC File No. 0-16345) (“1990 Form 10-K”).

(6)	Incorporated herein by reference to Exhibit 10.5 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992 (SEC File No. 0-16345) (“1992 Form 10-K”).

(7)	Incorporated herein by reference to Exhibit 10.12 to Company’s (“Registration Statement”) on Form S1, filed September 5, 1986 (Reg. No. 338494).

(8)	Incorporated herein by reference to Exhibit 10.22 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

(9)	Incorporated herein by reference to Exhibit 10.25 to Company’s 1990 Form 10-K (SEC File No. 0-16345).

(10)	Incorporated herein by reference to Exhibit 10.12 to Company’s 1992 Form 10-K(SEC File No. 0-16345).

(11)	Incorporated herein by reference to Exhibit 10.21 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

(12)	Incorporated herein by reference to Exhibit 10.26 to Company’s 1990 Form 10-K (SEC File No. 0-16345).

(13)	Incorporated herein by reference to Exhibit 10.15 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(14)	Incorporated herein by reference to Annex A to Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

(15)	Incorporated herein by reference to Exhibit 10.17 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(16)	Incorporated herein by reference to Appendix A to Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(17)	Incorporated herein by reference to Exhibit 10.18 to Company’s 1992 Form 10-K (SEC File No. 0-16345).

(18)	Incorporated herein by reference to Exhibit 6(a) to Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

(19)	Incorporated herein by reference to Exhibit 10.13 to Company’s 1991 Form 10-K (SEC File No. 0-16345).

(20)	Incorporated herein by reference to Exhibit 10.15 to Company’s 1991 Form 10-K (SEC File No. 0-16345).

(21)	Incorporated herein by reference to Exhibit 10.24 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1993 (SEC File No. 0-16345) (“1993 Form 10-K”).

(22)	Incorporated herein by reference to Exhibit 10.25 to Company’s 1993 Form 10-K (SEC File No. 0-16345).

(23)	Incorporated herein by reference to Exhibit 10.32 to Company’s Annual Report on Form l0-K for the fiscal year ended June 30, 1996 (SEC File No. 0-16345) (“1996 Form 10-K”).

(24)	Incorporated herein by reference to Exhibit 10.33 to Company’s 1996 Form 10-K(SEC File No. 0-16345).

(25)	Incorporated herein by reference to Exhibit 10.26 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 (SEC File No. 0-16345) (“1995 Form 10-K”).

(26)	Incorporated herein by reference to Exhibit 10.29 to Company’s 1995 Form 10-K(SEC File No. 0-16345).

(27)	Incorporated herein by reference to Appendix B to Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

(28)	Incorporated herein by reference to Exhibit 10.41 to Company’s 1996 Form 10-K(SEC File No. 0-16345).

(29)	Incorporated herein by reference to Appendix A to Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

(30)	Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 (SEC File No. 0-16345).

(31)	Incorporated herein by reference to Exhibit 10.40 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1997 (SEC File No. 0-16345).

(32)	Incorporated herein by reference to Exhibit 10.45 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1998 (SEC File No. 01-6345) (“1998 Form 10-K”).

(33)	Incorporated herein by reference to Exhibit 10.48 to Company’s 1998 Form 10-K.

(34)	Incorporated herein by reference to Exhibit 10.49 to Company’s 1998 Form 10-K.

(35)	Incorporated herein by reference to Exhibit 10.39 to Company’s 1999 Form 10-K.

(36)	Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

(37)	Incorporated herein by reference to Exhibit 10.34 of Company’s 1999 Form 10-K.

(38)	Incorporated herein by reference to Exhibit 10.35 of Company’s 1999 Form 10-K.

(39)	Incorporated herein by reference to Exhibit 10.36 of Company’s 1999 Form 10-K.

(40)	Incorporated herein by reference to Exhibit 10.37 of Company’s 1999 Form 10-K.

(41)	Incorporated herein by reference to Exhibit 10.38 of Company’s 1999 Form 10-K.

(42)	Incorporated herein by reference to Exhibit 10.39 of Company’s 1999 Form 10-K.

(43)	Incorporated herein by reference to Exhibit 10.40 to Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0-16345).

(44)	Incorporated herein by reference to Exhibit 10.41 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(45)	Incorporated herein by reference to Exhibit 10.42 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(46)	Incorporated herein by reference to Exhibit 10.43 to the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

(47)	Incorporated herein by reference to Exhibit 1.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(48)	Incorporated herein by reference to Exhibit 1.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (SEC File No. 000-16345).

(49)	Incorporated herein by reference to Exhibit 2.3 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(50)	Incorporated herein by reference to Exhibit 3.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(51)	Incorporated herein by reference to Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(52)	Incorporated herein by reference to Exhibit 5.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(53)	Incorporated herein by reference to Exhibit 6.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

(54)	Incorporated herein by reference to Exhibit 1.3 to the Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345).

(55)	Incorporated herein by reference to Exhibit 10.52 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(56)	Incorporated herein by reference to Exhibit 10.53 to Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(57)	Incorporated herein by reference to Exhibit 10.44 to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

(58)	Incorporated herein by reference to Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2003 (SEC File No. 000-16345).

(59)	Incorporated herein by reference to Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 (SEC File No. 000-16345).

      (b) Reports on Form 8-K.

      The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2004.

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

Date: September 17, 2004

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

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated this September 17, 2004.

/s/ JEAN DIAMOND Jean Diamond	Chairman of the Board

/s/ MARK DIAMOND Mark Diamond	Chief Executive Officer and Director (principal executive officer)

/s/ PHILIP FLYNT Philip Flynt	Vice President — Finance, Chief Financial Officer, Secretary and Treasurer (principal financial and accounting officer)

/s/ STEWART I. AARON Stewart I. Aaron	Director

/s/ MELVYN I. COHEN Melvyn I. Cohen	Director