Form 10-K
period 2006-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2006-10-24
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-16345
SED International Holdings, Inc.
(Exact name of Company as specified in its charter)

GEORGIA (State or other jurisdiction of incorporation or organization)	22-2715444 (I.R.S. Employer Identification No.)

4916 North Royal Atlanta Drive, Tucker, Georgia (Address of principal executive offices)	30084 (Zip Code)
Company’s telephone number, including area code:
770-491-8962
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐            Accelerated Filer ☐            Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2005 was approximately $1.8 million.
     The number of shares outstanding of the registrant’s common stock, $.01 par value, as of September 22, 2006 was 3,878,856 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2006 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended June 30, 2006, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

		Page
PART I
Item 1.	Business	2
Item 1A.	Risk Factors	6
Item 1B.	Unresolved Staff Comments	9
Item 2.	Properties	9
Item 3.	Legal Proceedings	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
PART II
Item 5.	Market Price of the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Stock	11
Item 6.	Selected Financial Data Five Year Financial Summary	12
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 8.	Financial Statements and Supplementary Data	22
	Reports of Independent Registered Public Accounting Firm	22
	Consolidated Balance Sheets	24
	Consolidated Statements of Operations	25
	Consolidated Statements of Shareholders’ Equity	26
	Consolidated Statements of Cash Flows	27
	Notes to Consolidated Financial Statements	28
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	40
Item 9A.	Controls and Procedures	40
Item 9B.	Other Information	40
PART III
Item 10.	Directors and Executive Officers of the Company	41
Item 11.	Executive Compensation	41
Item 12.	Security Ownership of Certain Beneficial Owners and Management	41
Item 13.	Certain Relationships and Related Transactions	41
Item 14.	Principal Accounting Fees and Services	41
PART IV
Item 15.	Exhibits and Financial Statement Schedules	42

Supplemental Information to be furnished with Reports Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act		45

Signatures		47
EX-10.55 EMPLOYMENT AGREEMENT/ JONATHAN ELSTER
EX-10.56 AMENDMENT TO EMPLOYMENT AGREEMENT/ BARRY DIAMOND
EX-10.57 LEASE AGREEMENT/ ZENITH LABORNET
EX-10.58 FIRST AMENDMENT OF LEASE DATED 9-19-05
EX-10.59 LEASE AGREEMENT EXTENSION DATED 3-20-06
EX-10.60 LOAN AND SECURITY AGREEMENT/ WACHOVIA BANK NATIONAL ASSOCIATION
EX-14 CODE OF ETHICS DATED 9-2-02
EX-21 SUBSIDIARIES OF THE COMPANY
EX-31.1 SECTION 302 CERTIFICATION OF PEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32.1 SECTION 906 CERTIFICATION OF PEO
EX-32.2 SECTION 906 CERTIFICATION OF PFO
EX-99.1 ANNUAL REPORT FOR THE FISCAL YEAR ENDED JUNE 30, 2005
EX-99.2 PROXY STATEMENTS, FORMS OF PROXY OR OTHER PROXY MATERIALS
FORWARD LOOKING STATEMENT INFORMATION
     Certain statements made in this Annual Report on Form 10-K are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I
Item 1. Business
(a) General Development of Business
     SED International Holdings, Inc., a Georgia corporation (“SED Holdings”), and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation (“SED International”) (SED Holdings and its subsidiaries, including SED International, are referred to herein as “SED”), were both initially incorporated in Delaware in 1986 to take over the operations of the business of Southern Electronics Distributors, Inc., a Georgia corporation engaged in the wholesale distribution of consumer electronic products. In fiscal 1999, both SED Holdings and SED International, reincorporated as Georgia corporations.
     SED is a distributor of microcomputer products, including mass storage, imaging, display, wireless products and consumer electronics throughout the United States and Latin America. SED offers an active base of over 6,500 reseller customers and a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Creative Labs, Epson, Hewlett-Packard, Intel, LG Electronics, Maxtor, Microsoft, and Western Digital, through a dedicated sales force. SED distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; City of Industry, California; and Richardson, Texas. SED services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina.
     In January of 2004 SED announced that it would re-enter the wholesale consumer electronics distribution business and would offer such products to its current information technology and wireless customers. In addition to its current customers SED offers consumer electronic products to the rent-to-own, e-commerce and retail channels. SED is offering consumer electronics products from leading vendors including Akai, Olevia, Panasonic, and Pioneer.
     SED also distributes wireless telephone products in the United States. SED is an indirect distributor for leading wireless telephone product vendors such as LG Infocomm, Motorola, Nokia, and Samsung. In fiscal 2006, SED’s net sales of microcomputer products generated approximately 85.0% of SED’s total net sales, wireless telephone products represented 7.1% and consumer electronics products represented the remaining 7.9%.
     Subsequent to June 30, 2005, SED terminated its credit facility with Fleet Capital Corporation. In September 2005, SED entered into a new credit facility with Wachovia Bank, NA which provides access by SED to additional credit capacity and liquidity. Additional information about the agreement with Wachovia Bank, NA may be found in the Liquidity and Capital Resources section of this Annual Report.
     In February 2003, SED approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, since the third quarter of fiscal 2003 the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Discontinued Operations” and Note 12 of SED’s Consolidated Financial Statements.
(b) Financial Information about Industry Segments
     SED operates in only one business segment. Revenues generated from operations, measures of profit or loss or loss and total assets of SED are reported in “Item 8. Financial Statements and Supplementary Data”.
(c) Narrative Description of Business

Products and Vendors
     SED offers its customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Creative Labs, Epson, Hewlett-Packard, Intel, LG Electronics, Maxtor, Microsoft, and Western Digital. SED is an indirect distributor for leading wireless telephone product vendors such as LG Infocomm, Motorola, Nokia, and Samsung. Microcomputer related products accounted for $350.4 million or 85.0% of SED’s net sales for fiscal 2006, $312.0 million or 81.9% of SED’s net sales for fiscal 2005, $302.0 million or 81.2% of net sales in fiscal 2004. Approximately $29.5 million or 7.1% of SED’s net sales for fiscal 2006, $45.5 million or 12% of SED’s net sales for fiscal 2005, $67.2 million or 18.1% of net sales for fiscal 2004, consisted of wireless handsets and accessories. Approximately $32.5 million or 7.9% of SED’s net sales for fiscal 2006, $23.4 million or 6.1% of SED net sales for fiscal 2005, $2.6 million or .7% of SED’s net sales for fiscal 2004, consisted of consumer electronics. SED continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products. Generally, SED’s authorized distributor agreements with its microcomputer and wireless telephone products vendors permit SED to sell these vendors’ products in the United States and in designated countries in Latin America.
     As a distributor, SED incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer and wireless industries and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, SED seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that SED can negotiate such provisions in each of its agreements or that such industry practice will continue.
     SED purchases goods from approximately 170 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors’ products. In fiscal 2006, 2005, and 2004, Acer accounted for 19.9%, 15.4%, and 3.4%, respectively; Hewlett-Packard accounted for 18.6%, 16.1% and 17.4%, respectively; and Maxtor accounted for 11.3%, 16.3%, and 22.5%, respectively, of the SED’s purchases.
     There can be no assurance that SED will be able to maintain its existing vendor relationships or secure additional vendors as needed. SED’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain territorial restrictions that limit the countries in which SED is permitted to distribute the products. The loss of a major vendor, the deterioration of SED’s relationship with a major vendor, the loss or deterioration of vendor support for certain Company-provided services, the decline in demand for a particular vendor’s product, or the failure of SED to establish good relationships with major new vendors could have a material adverse effect on SED’s business, financial condition and results of operations.
     Product orders typically are processed and shipped from SED’s distribution facilities on the same day an order is received or, in the case of orders received after customary cutoff time, on the next business day. SED relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products sold within the Latin American markets are either picked up by the customer, or delivered to the customers or their agents from SED’s Colombia and Argentina facilities. Generally, SED’s inventory level of products has been adequate to permit SED to be responsive to its customers’ purchase requirements. From time to time, however, SED experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to SED.
Sales and Marketing
     SED’s sales are generated by a telemarketing sales force, which, on June 30, 2006, consisted of approximately 129 people in sales offices located in Atlanta, Georgia; Miami, Florida; City of Industry, California; Richardson, Texas; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2006, 62 people focused on sales to customers for export to Latin America and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based salespeople are fluent in Spanish. SED’s Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and wireless telephone carriers and their authorized agents located throughout the United States and Latin America.
     Members of the sales staff are trained through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers’ questions about important new product considerations, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. SED’s salespeople are able to analyze quickly SED’s extensive inventory through a sophisticated management information system and recommend the most appropriate solution for each customer, whether that customer is a full-line retailer or an industry-specific reseller.
     SED’s domestic sales force is organized in teams generally consisting of two to four people. SED believes that its sales team concept provides superior customer service because customers can contact one of several people. Moreover, the long-term nature of SED’s customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service. It has been SED’s experience that the team approach results in superior customer service and better employee morale.
     Compensation incentives are provided to SED’s salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can telephone their salespersons using a toll-free number provided by SED. In addition, salespeople initiate calls to introduce SED’s existing customers to new products and to solicit orders. Salespeople also seek to develop new customer relationships by using targeted mailing lists, vendor leads and telephone directories of various cities.
     The telemarketing salespersons are supported by a variety of marketing programs. For example, SED regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, SED’s in-house marketing staff prepares catalogs that list available microcomputer, consumer electronics and wireless telephone products and routinely produces marketing materials and advertisements. In addition, the in-house marketing staff promotes products and services through SED’s Internet web page (www.sedonline.com) providing 24-hour access to on-line order entry. SED’s web page provides customers secured access to place orders and review product specifications at times that are convenient to them. Customers also can determine on a real-time basis inventory availability, pricing, and verify the status of previously placed orders through hyperlinks to certain independent shipping companies.
     SED prides itself on being service oriented and has a number of on-going value-added services intended to benefit both SED’s vendors and reseller customers. For example, SED is committed to training its salespeople to be technically knowledgeable about the products they sell. This core competency supplements the sophisticated technical support and configuration services also provided by SED. SED believes that its salesperson’s ability to listen to a reseller’s needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to SED.
     Management continually evaluates SED’s product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. SED’s rapid delivery terms are available to all of its customers, and SED seeks to pass through its shipping and handling costs to its customers.
     SED offers various credit terms including, open account, prepay, credit card, and COD to qualifying customers. SED closely monitors customers’ creditworthiness through its on-line computer system, which contains detailed information on each customer’s payment history and other relevant information. In addition, SED participates in national and international credit associations that exchange credit rating information on customers. SED reviews customer’s credit worthiness based on sales trends, industry trends in a geography, and other factors. SED establishes reserves for estimated credit losses in the normal course of business.
Customers
     SED serves an active, nonexclusive customer base of over 6,500 customers of microcomputer, consumer electronics and wireless handset products. Customers include value-added resellers, corporate resellers, retailers and etailers. SED believes the multi-billion dollar microcomputer, consumer electronics and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides SED with significant growth opportunities. During fiscal 2006, no single customer accounted for more than 10% of the total net sales of SED. SED believes that most of its customers rely on distributors as their principal source of microcomputer, consumer electronics and wireless telephone products.
Competition
     The microcomputer, consumer electronics and wireless telephone distribution industries are highly competitive, both in the United States and in Latin America. Competition in these industries is typically characterized by pricing pressures, product availability and potential obsolescence, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, SED’s ability to compete favorably is principally dependent upon its ability to manage inventory and accounts receivable and to control other operating costs. Successful management of SED also requires SED to react quickly and appropriately to short and long-term trends, price its products competitively, increase its net sales and maintain economies of scale.
     SED’s competitors include regional, national and international microcomputer, consumer electronics and wireless distributors, many of which have substantially greater technical, financial and other resources than SED, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., Tech Data Corporation, Bell Micro, D&H, ASI, Brightpoint, Inc., Cellstar Corporation, and Synnex Information Technologies, Inc. in the United States; and Tech Data Corporation, Ingram Micro, Inc., and Intcomex Holdings, L.L.C. in Latin America. From time to time, these competitors may be used as vendors.
Seasonality
     SED’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America.
Employees
     As of June 30, 2006, SED had 345 full-time employees, 129 of whom were engaged in telemarketing and sales, 98 in administration and 108 in warehouse management and shipping. Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.
(d) Financial Information about Foreign and Domestic Operations and Export Sales
     During the fiscal year ended June 30, 1998, SED began selling directly to customers in Colombia through SED’s facilities in Bogota, Colombia. During the fiscal year ended June 30, 1999, SED also began selling directly to customers in Argentina through SED’s facilities in Buenos Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal year ended June 30, 2006, 2005 and 2004, approximately 34.1%, 29.8% and 28.5%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 8 and Notes 9 and 12 to the consolidated financial statements of SED for additional information concerning SED’s domestic and foreign operations.
(e) Available Information
     SED’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments are available on the Securities and Exchange Commission’s internet website at www.sec.gov.
     A copy of Form 10-K will be provided upon written request and without charge. Please send your requests to the attention of Investor Relations, SED International Holdings, Inc., 4916 North Royal Atlanta Drive, Tucker, Georgia 30084.
     The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As noted above, the SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.
Item 1A. Risk Factors
     The following are certain risk factors that could affect our business, financial position and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you buy our common stock or other securities, you should know that making such an investment involves risks, including the risks described below. The risks that have been highlighted below are not the only risks of our business. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment. Certain risk factors that could cause actual results to differ materially from our forward-looking statements include the following:
     Risks and Uncertainties — SED has at various times incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in connection with these efforts. Failure to effectively implement the plan could materially adversely affect SED’s profitability and financial condition.
     Numerous factors and conditions impact SED’s ability to achieve its profit goals, including, but not limited to, the following:
•	Continuation of distribution agreements — SED operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, SED would be forced to obtain its products through wholesalers. This would reduce SED’s profit margin on the affected products.

•	Availability of certain products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, SED receives price protection and other considerations from its vendors. While SED has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

•	Vendor credit — SED significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force SED to obtain less favorable financing for its purchases.

•	Product obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, SED has certain stock return privileges, which vary from supplier to supplier. SED believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

•	Consumer Electronics — SED has entered into the distribution of consumer electronics, which is highly competitive. Some of SED’s competitors have substantially greater financial, marketing and distribution resources than SED and SED may be unable to successfully compete with these companies. Failure to successfully penetrate this market could have an adverse impact on SED’s cash flows, financial position and operating results.

•	Credit decisions and losses — SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of its expectations. SED maintains credit insurance policies for certain customers located in the United States and select Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require SED to maintain certain minimum standards and policies with respect to extending credit to customers. If SED does not adhere to such policies, the insurance companies may not pay claims submitted by SED.
•	Proportionate control of general and administrative costs — SED attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, SED must continually monitor its overhead costs and make adjustments timely and appropriately. Failure to control overhead costs could have an adverse impact on SED’s cash flows, financial position and operating results.

•	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in both of the countries in which SED operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities — SED has operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During September 2005 a new credit facility was obtained. No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in August 2008, is further described in Note 4.

•	Cash flows — While not presently expected, SED’s continued operations in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by a subsidiary). The credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters may restrict SED’s ability to repatriate cash flows from the foreign subsidiaries to the United States.

•	Competition — SED operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and depth of product lines and training, service and support. Weakness in demand in the market intensifies the competitive environment in which the SED operates. SED competes with a variety of regional, national and international wholesale distributors, some of which have greater financial resources than SED. SED also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market.

•	Loss of Significant Customers — Customers do not have an obligation to make purchases from SED. In some cases, SED has made adjustments to its systems, vendor offerings, and processes, and made staffing decisions, in order to accommodate the needs of a significant customer. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, SED’s receipt of revenues may be significantly affected, resulting in an adverse effect on SED’s business.

•	Dependence on Information Systems — SED is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that SED’s information systems will not fail or experience disruptions, that SED will be able to attract and retain qualified personnel necessary for the operation of such systems, that SED will be able to expand and improve its information systems, that SED will be able to convert to new systems efficiently, or that SED will be able to integrate new programs effectively with its existing programs. Any of such problems could have an adverse effect on SED’s business.

•	Dependence on Independent Shipping Companies — SED relies on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on

SED’s business. SED may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. There can be no assurance that SED will be able to pass along the full effect of an increase in these surcharges to its customers.
•	Foreign Currency Exchange Risks; Exposure to Foreign Markets — SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on SED’s business. In particular, the value of SED’s equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when SED initially invested in the country.
SED’s international operations are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices. There can be no assurance that these and other factors will not have an adverse effect on SED’s business.
•	Changes in Income Tax and Other Regulatory Legislation — SED operates in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, SED may need to implement changes in its policies or structure. SED makes plans for its structure and operations based upon existing laws and anticipated future changes in the law.
SED is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and electronic waste recovery legislation, and other laws related to trade, accounting, and business activities. Such changes in legislation, both domestic and international, may have a significant adverse effect on SED’s business.
•	Changes in Accounting Rules — SED prepares its financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Public Company Accounting Oversight Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is announced.

•	Exposure to Natural Disasters, War, and Terrorism — SED’s headquarters facilities and some of its logistics centers as well as certain vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for SED’s services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical failures or other natural disasters in these major metropolitan areas may disrupt SED’s business should its ability to distribute products be impacted by such an event.
SED operates in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. SED’s business could be adversely affected should its ability to distribute products be impacted by such events.
SED and many of its suppliers receive parts and products from Asia and operate in many parts of the world that may be susceptible to disease or epidemic that may disrupt SED’s ability to receive or deliver products or other disruptions in operations.
•	Volatility of Common Stock Price — Because of the foregoing factors, as well as other variables affecting SED’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, SED’s participation in a highly dynamic industry often results in significant volatility of the common stock price. Some of the factors that may affect the market price of the common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, and fluctuations in the overall stock market, but particularly in the technology sector.
•	Our Common Stock Is A “Penny Stock” Which May Restrict The Ability Of Stockholders To Sell Our Common Stock In The Secondary Market. — The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be an equity security that has a market price, as defined, of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions, including an exception of an equity security that is quoted on a national securities exchange. Our common stock is now traded on the Pink Sheets® LLC over the counter market. Thus, the trading or our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell them. For example, the broker-dealer must make a special suitability determination for the purchaser of such securities and have received the purchaser’s written consent to the transactions prior to the purchase. Additionally, the rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered underwriter, and current quotations for the securities, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. Finally, among other requirements, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. The “penny stock” rules, may restrict the ability of our stockholders to sell our common stock in the secondary market.
•	Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — Our common stock is now traded on the Pink Sheets® LLC over the counter market, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
     SED maintains its executive offices, Atlanta sales and warehouse facility, at 4916 North Royal Atlanta Drive in Tucker, Georgia. SED leases its executive, administrative, sales and warehouse office from Diamond Chip Group, L.L.C., a Georgia limited liability company owned by certain minority shareholders and officers of SED, previously doing business as Royal Park Company, a Georgia general partnership. The lease commenced in April 1999 and expires in September 2009. The facility consists of approximately 30,000 square feet, with an annual rental rate of approximately $302,000 effective October 1, 2005, with annual increases of three percent through September 30, 2009. SED has a right of first refusal to purchase the facility should it be offered for sale.
     SED maintains additional warehouse facilities in City of Industry, California; Miami, Florida, Richardson, Texas; Bogota, Colombia and Buenos Aires, Argentina.
     SED leases its sales and distribution facility in Miami, Florida under a lease agreement due to expire on March 31, 2007. This facility consists of approximately 31,300 square feet and the annual rental rate is approximately $237,000 effective April 1, 2006.
     SED also leases an approximately 23,100 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center and sales center for SED. The annual rental rate under the lease is approximately $185,000. Pursuant to its terms, the lease will expire on April 30, 2010.

     On November 1, 1998, SED assumed the lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized for sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly owned subsidiary of SED. Aggregate space is approximately 6,500 square feet. Payments total approximately $66,000 annually. The leases expire at various dates until February, 2008.
     On December 1, 1997, SED began leasing an approximately 20,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly-owned subsidiary of SED. The annual rental rate under the lease is approximately $67,000 per year. The lease will expire on June 30, 2008.
     On May 1, 2003, SED began leasing an approximately 25,700 square feet facility in Richardson, Texas. The facility serves as a sales office and distribution center to service SED’s customers in the Dallas area. SED is obligated for lease payments of approximately $125,000 per year through July 31, 2009.
     On October 1, 2004, SED began leasing approximately 17,400 square feet of additional distribution warehouse space in Tucker, Georgia. SED is obligated for annual lease payments of approximately $57,000 through January 31, 2007.
Item 3. Legal Proceedings
     On June 19, 2006, we instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, we assert that Mr. Levine breached the terms of our Termination Agreement and request that the court grant injunctive relief. In response, Mr. Levine has denied our assertions, filed a third party complaint against SED Holdings and asserted counterclaims against SED International alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend and prosecute this matter.
     On November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 06-CV-12452-7. In this lawsuit, he alleges that we breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, we moved for summary judgment and the court has ruled in our favor. Mr. Diamond has appealed that decision. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer, of SED Holdings; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED Holdings. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend this matter.
     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in our favor. Mr. Diamond has appealed that decision. We are currently awaiting a decision on our motion for summary judgment in connection with his appeal. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter.
Item 4. Submission of Matters to A Vote of Security Holders
     No matters were submitted to a vote of SED’s shareholders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock is not listed on any stock exchange. Our common stock is currently quoted on the Pink Sheets over-the-counter electronic quotation service (“Pink Sheets”) under the symbol “SECX.” The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the Pink Sheets. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Price
	High	Low
Fiscal year 2006
First	$.55	$.35
Second	.53	.35
Third	.80	.39
Fourth	1.03	.55
Fiscal year 2005
First	1.95	1.25
Second	1.48	.65
Third	1.05	.59
Fourth	.66	.40
     As of September 22, 2006, the closing bid price per share for SED common stock, as reported on the Pink Sheets was $.80 and SED had approximately 529 shareholders or record.
     SED has never declared or paid cash dividends on its common stock. SED currently intends to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including SED’s earnings and financial condition, capital requirements and other relevant factors. SED International, the earnings of which would be the primary source of any dividend payments, and SED are parties to a revolving credit agreement which contains certain financial covenants that may impact SED’s ability to pay dividends in the event SED should change its policy and choose to issue dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
     Information concerning SED’s equity compensation plans required by Item 201(d) of Regulation S-K appears in Part III, Item 12 hereof and in Note 7 to SED’s Consolidated Financial Statements.

Item 6.	Selected Financial Data Five Year Financial Summary

	Year ended June 30,
	2006	2005	2004	2003	2002
Statement of operations data:
Net sales	$412,371,000	$380,864,000	$371,741,000	$413,148,000	$423,881,000
Cost of sales	390,968,000	364,091,000	355,168,000	393,724,000	403,792,000

Gross profit	21,403,000	16,773,000	16,573,000	19,424,000	20,089,000
Selling, general and administrative expenses	17,958,000	17,195,000	18,536,000	24,961,000	20,628,000
Depreciation and amortization expense	422,000	868,000	1,233,000	1,614,000	2,081,000
Foreign currency transaction loss (gain)	512,000	(244,000)	14,000	581,000	(9,000)
Loss (gain) on disposal of assets	—	31,000	(30,000)	(3,000)	13,000
Impairment charges	—	—	—	39,000	—

Operating (loss) income	2,511,000	(1,077,000)	(3,180,000)	(7,768,000)	(2,624,000)
Interest expense — net	1,389,000	691,000	246,000	470,000	265,000
Other income — net	—	—	—	10,513,000	—

Income (loss) before income taxes and cumulative effect of a change in accounting principle and discontinued operations	1,122,000	(1,768,000)	(3,426,000)	2,275,000	(2,889,000)
Income tax expense (benefit)	931,000	680,000	801,000	613,000	(1,390,000)

Income (loss) from continuing operations	191,000	(2,448,000)	(4,227,000)	1,662,000	(1,499,000)
Gain (loss) from discontinued operations	193,000	(154,000)	(42,000)	(4,742,000)	(3,009,000)

Income (loss) before cumulative effect of a change in accounting principle	384,000	(2,602,000)	(4,269,000)	(3,080,000)	(4,508,000)
Cumulative effect of a change in accounting principle, net of income tax benefit of $75,000	—	—	—	—	6,297,000

Net income (loss)	$384,000	$(2,602,000)	$(4,269,000)	$(3,080,000)	$(10,805,000)

Basic and diluted Income (loss) per share:
From continuing operations	$.05	$(.63)	$(1.10)	$0.43	$(0.39)
From discontinued operations	.05	.04	(0.01)	(1.24)	(0.78)

Before cumulative effect of a change in accounting principle	.10	(.67)	(1.11)	(0.81)	(1.17)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	(1.63)

Basic and diluted income (loss) per share	$.10	$(.67)	$(1.11)	$(0.81)	$(2.80)

Weighted average number of shares outstanding:
Basic	3,872,000	3,871,000	3,856,000	3,816,000	3,862,000
Diluted	3,884,000	3,871,000	3,856,000	3,816,000	3,862,000

	At June 30,
	2006	2005	2004	2003	2002
Balance sheet data:
Working capital	$20,528,000	$20,632,000	$22,001,000	$25,514,000	$24,063,000
Total assets	75,315,000	70,783,000	69,219,000	86,170,000	80,562,000
Shareholders’ equity	21,469,000	21,823,000	23,606,000	27,716,000	27,852,000
     The 2002 financial statements have been restated in connection with the February 2003 discontinuance of operations of SED International do Brasil Distribuidora, Ltda.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with the consolidated financial statements of SED and the notes thereto and the Selected Consolidated Financial Data included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.
Overview
     During fiscal 2006, our consolidated net sales increased approximately 8.3% when compared to fiscal 2005. This can be attributed to an increase in Latin America, export and domestic sales. Sales in Latin America and export sales represented 7.1% of the fiscal 2006 increase over fiscal 2005.
     The revenue increase in Latin America and export sales from fiscal 2005 along with product mix changes resulted in an improvement of our margins during fiscal 2006. Gross margin as a percentage of net sales increased to 5.2%, compared to 4.4% in fiscal 2005.

     Selling, general and administrative expenses increased to $18.0 million or 4.4% of net sales in 2006 compared to $17.2 million or 4.5% in fiscal 2005.
     SED had a net income of $.4 million in fiscal 2006, compared to a net loss of $2.6 million in fiscal 2005. Gain from discontinued operations was $193,000 in fiscal 2006 compared to a loss of $154,000 in fiscal 2005. Operating income in Latin American subsidiaries was $2.1 million in fiscal 2006 and fiscal 2005 while operating income in the United States was $.4 million in fiscal 2006 compared to operating losses of $3.2 million in fiscal 2005.
     SED experienced an increase in net sales over the last two fiscal years and recognized an operating profit in fiscal 2006. SED incurred operating losses in fiscal 2005 and 2004. Company management is continuing to focus on increasing profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in its efforts. Failure to improve margins and reduce overhead could adversely affect SED’s profitability and financial condition.
     Numerous factors and conditions impact SED’s ability to adequately achieve its profit goals, including, but not limited to, the following:
•	Continuation of distribution agreements — SED operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, SED would be forced to obtain its products through wholesalers. This would reduce SED’s profit margin on the affected products.

•	Availability of certain products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, SED receives price protection and other considerations from its vendors. While SED has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

•	Vendor credit — SED significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force SED to obtain less favorable financing for its purchases.

•	Product obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, SED has certain stock return privileges, which vary from supplier to supplier. SED believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

•	Consumer Electronics — SED has entered into the distribution of consumer electronics, which is highly competitive. Some of SED’s competitors have substantially greater financial, marketing and distribution resources than SED and SED may be unable to successfully compete with these companies. Failure to successfully penetrate this market could have an adverse impact on SED’s cash flows, financial position and operating results.

•	Credit decisions and losses — SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of its expectations. SED maintained credit insurance for customers located in the United States through February 1, 2004 and maintains insurance in many Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require SED to maintain certain minimum standards and policies with respect to extending credit to customers. If SED does not adhere to such policies, the insurance companies may not pay claims submitted by SED.

•	Proportionate control of general and administrative costs — SED attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, SED must continually monitor its overhead costs and make adjustments timely and appropriately.

•	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in the countries in which SED operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities — SED operates under a formal credit facility with a bank obtained in September 2005 that is subject to certain collateral limitations and certain covenants. SED from time to time has violated the financial covenants associated with previous credit agreements, but was successful in negotiating waivers of such violations. No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in October 2008, is further described in Note 4 to SED’s Consolidated Financial Statements.

•	Cash flows — While not presently anticipated, SED’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary. The September 2005 credit facility places certain restrictions on the future funding of Latin American operations (see Note 4).
     For SED’s domestic operations, all purchases and sales are denominated in United States dollars. For SED’s operations in Colombia and Argentina, in-country transactions are conducted in the respective local currencies of these two locations while import purchases are generally denominated in United States dollars.
Results of Continuing Operations
     The following table sets forth, for the years presented, the percentage of net sales represented by certain items in SED’s consolidated statements of operations:

	Year Ended June 30,
	2006	2005	2004
Net sales	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.81%	95.60%	95.54%

Gross profit	5.19%	4.40%	4.46%
Selling, general and administrative expenses	4.35%	4.51%	4.99%
Depreciation and amortization expense	.10%	.23%	0.33%
Foreign currency transactions loss (gain)	.13%	(.06)%	—

Operating income (loss)	.61%	(.28)%	(0.86)%
Interest expense, net	.34%	.18%	0.06%

Income (loss) from continuing operations before income taxes	.27%	(.46)%	(0.92)%
Income tax expense	.22%	.18%	.22%

Income(loss) from continuing operations	.05%	(.64)%	(1.14)%

Fiscal 2006 Compared to Fiscal 2005
     Net sales from continuing operations increased 8.3%, or $31.5 million, to $412.4 million in fiscal 2006 compared to $380.9 million in fiscal 2005. Microcomputer product sales increased 12.4% to $349.1 million compared to $310.7 million in fiscal 2005 due to an increase in Acer and Hewlett Packard product sales. Wireless revenues in fiscal 2006 declined 35.2% to $29.5 million compared to $45.5 million in fiscal 2005 due to a decrease in LG Infocomm and Audiovox products available to SED. Consumer electronics sales in fiscal 2006 increased 38.9% to $32.5 million compared to $23.4 million in fiscal 2005 due to an increase in sales of Panasonic product and the addition of other consumer product lines.

     Information concerning SED’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change
	2006	2005	Amount	Percent
		($ in Millions)
United States:
Domestic	$271.8	$267.5	$4.3	1.6%
Export	64.1	59.5	4.6	7.7%
Latin America	76.5	53.9	22.6	41.9%

Consolidated	$412.4	$380.9	$31.5	8.3%

     Domestic sales were only slightly higher in fiscal 2006 compared to fiscal 2005. The increase in U.S. export sales was primarily due to an improvement in the sale of desktops, notebooks, printers and printer consumables while sales in our Latin American subsidiaries increased due to the slightly improving economies in Argentina and Colombia.
     Sales of microcomputer products represented approximately 85.0% of SED’s net sales in fiscal 2006 compared to 81.9% for fiscal 2005. Sales of wireless telephone products accounted for approximately 7.1% of SED’s net sales in fiscal 2006 compared to 12.0% for fiscal 2005. Sales of consumer electronics products accounted for approximately 7.9% of SED’s net sales in fiscal 2006 compared to 6.1% for fiscal 2005.
     Gross profit increased $4.6 million to $21.4 million in fiscal 2006, compared to $16.8 million in fiscal 2005. Gross profit as a percentage of net sales increased to 5.2% in fiscal 2006 compared to 4.4% in 2005. The increase in gross profit margin is primarily a result of volume and higher margin sales. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition. Overall, SED continues to experience pricing pressure in selling products.
     Selling, general and administrative expenses for fiscal 2006 increased 4.4% to $18.0 million, compared to $17.2 million in fiscal 2005. These expenses as a percentage of net sales decreased to 4.4% in 2006 compared to 4.5% in fiscal 2005. The increase in expense from the prior year is attributed to several factors including (i) approximately $.9 million in employee related expenses for salaries and commissions related to increased sales volumes and margins, and (ii) a net decline of $.1 million in other expenses.
     The results of operations of SED are subject to and can be adversely affected by the inflationary conditions in Latin America and the fluctuations of the Argentine and Colombian currencies. Since SED has significant U.S. dollar denominated liabilities in Latin American subsidiaries, the devaluation resulted in foreign currency transaction losses totaling approximately $.5 million in fiscal 2006 as compared to gains of approximately $.2 million in fiscal 2005. See Item 7A for further discussion.
     Net interest expense was $1.4 million in fiscal 2006 compared to $.7 million in fiscal 2005 resulting from increased borrowings and rising interest rates.
     Income tax expense was approximately $.9 million in fiscal year 2006 compared to $.7 million in 2005. The income tax expense is primarily related to income generated by SED’s Latin American subsidiaries. At June 30, 2006, SED has a gross net operating loss carried forward for U.S. federal tax purposes of approximately $58.5 million and state tax purposes of approximately $52.1 million; expiring at various dates through 2026. At June 30, 2006 and 2005, SED has recorded valuation allowances for principally all deferred tax assets, except for those relating to Intermaco S.R.L. (Argentina), as it is uncertain that these assets will be realized.

Fiscal 2005 Compared to Fiscal 2004
     Net sales from continuing operations increased 24.5%, or $9.1 million, to $380.9 million in fiscal 2005 compared to $371.7 million in fiscal 2004. Information concerning SED’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change
	2005	2004	Amount	Percent
		($ in Millions)
United States:
Domestic	$267.5	$265.7	$1.8	.7%
Export	59.5	60.0	(.5)	(.8)%
Latin America	53.9	46.0	7.9	17.2%

Consolidated	$380.9	$371.7	$9.2	2.5%

     Domestic sales were $267.5 million and $265.7 million in fiscal 2005 and fiscal 2004, respectively. The increase in domestic sales was due primarily to an increase of $2.2 million increase in computer products and a $20.8 million increase in consumer electronics offset by a $21.7 million decrease in cellular products.
     Sales of microcomputer products represented approximately 81.9% of SED’s net sales in fiscal 2005 compared to 81.2% for fiscal 2004. Sales of wireless telephone products accounted for approximately 12.0% of SED’s net sales in fiscal 2005 compared to 18.1% for fiscal 2004. Sales of consumer electronics products accounted for approximately 6.1% of SED’s net sales in fiscal 2005 compared to .7% for fiscal 2004.
     Gross profit increased $.2 million to $16.8 million in fiscal 2005, compared to $16.6 million in fiscal 2004. Gross profit as a percentage of net sales declined to 4.4% from 4.5% for fiscal 2005 compared to 2004. Overall, SED continues to experience pricing pressure in selling products.
     Selling, general and administrative expenses for fiscal 2005 declined 7.2% to $17.2 million, compared to $18.5 million in fiscal 2004. These expenses as a percentage of net sales decreased to 4.5% in 2005 compared to 5.0% in fiscal 2004. The decrease in selling, general and administrative expenses was primarily due from a non-recurring related party payment of $1,000,000 in fiscal 2004.
     Depreciation was $.9 million in fiscal 2005 as compared to $1.2 million in fiscal 2004. This reflects a decline in capital expenditures.
     The results of operations of SED were adversely affected by the continuing inflationary conditions in Latin America and the fluctuations of the Argentine and Colombian currencies. Since SED has significant U.S. dollar denominated liabilities in Latin American subsidiaries, the devaluation resulted in foreign currency transaction gains totaling approximately $244,000 in fiscal 2005 as compared to a gain of approximately $14,000 in fiscal 2004. See Item 7A for further discussion.
     Net interest expense was $.7 million in fiscal 2005 compared to $.2 million in fiscal 2004. This net change resulted primarily from rising interest rates and a higher average loan balance. The net interest expense of $.2 million in fiscal 2004 included interest income of $220,000 earned on cash balances on hand associated with the proceeds received by SED pursuant to two key man life insurance policies held on the life of Gerald Diamond, SED’s founder and former Chairman and Chief Executive Officer.
     Income tax expense was approximately $.7 million in fiscal 2005 compared to $.8 million in fiscal 2004. At June 30, 2005, SED has a gross net operating loss carried forward for U.S. federal tax purposes of approximately $58.5 million and state tax purposes of approximately $51.0 million; expiring at various dates through 2025. At June 30, 2005 and 2004, SED has recorded valuation allowances for principally all deferred tax assets, except for those relating to Intermaco S.R.L. (Argentina), as it is uncertain that these assets will be realized.

Discontinued Operations
     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”). Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. See Note 12 to SED’s Consolidated Financial Statements.
     During fiscal 2004, SED had a loss from discontinued operations of $42,000 primarily due to the favorable settlement of certain liabilities which were offset by a provision for potential tax claims asserted by the Brazilian government. In fiscal 2005, the loss from discontinued operations in Brazil was $154,000 resulting from transaction losses and general and administrative expenses. In fiscal 2006, the gain from discontinued operations in Brazil was $193,000 resulting from a reduction in liabilities for suppliers and administrative services.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services. Please refer to Note 12 to SED’s Consolidated Financial Statements for further information regarding the results of operations for the reporting periods.
     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $270,000 to cover any losses related to these claims.
Quarterly Data
     The following table sets forth certain unaudited quarterly historical consolidated financial data for each of SED’s last eight fiscal quarters ended June 30, 2006. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in SED’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2004	2004	2005	2005	2005	2005	2006	2006
	(In thousands, except per share data)
Net sales	$90,695	$96,854	$96,207	$97,108	$102,298	$102,986	$109,557	$97,530
Gross profit	4,227	4,383	4,179	3,984	4,484	5,275	5,666	5,978
Operating income (loss)	(127)	194	(661)	(483)	1	756	1,069	685
Income (loss) from continuing operations	(328)	(124)	(1,064)	(932)	(459)	158	441	51
Income (loss) from discontinued operations	(38)	(32)	(18)	(66)	(7)	—	—	200

Net income(loss)	$(366)	$(156)	$(1,082)	$(998)	$(466)	$158	$441	$251

Income (loss) per share:
From continuing operations	$(.08)	$(.03)	$(.28)	$(.24)	$(.12)	$.04	$.11	$.02
From discontinued operations	$(.01)	$(.01)	—	$(.02)	—	—	—	$.05
Debt Obligations and Contractual Obligations
     The following table summarized SED’s debt obligations and contractual obligations, as discussed in the Notes to the Consolidated Financial Statements as of June 30, 2006.

	Payments Due By Period
Contractual Obligations	TOTAL	2007	2008	2009	2010

Operating Leases	$2,614,000	$958,000	$741,000	$652,000	$263,000
Credit Facility	17,532,000	17,532,000	—	—	—

	$20,146,000	$18,490,000	$741,000	$652,000	$263,000

Off-Balance Sheet Arrangements
     An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to SED, or engages in leasing, hedging, or research and development services within SED.
     SED does not have any off-balance sheet financing arrangements or unconsolidated special purpose entities.
Liquidity and Capital Resources
     SED’s liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. As a percentage of total assets exclusive of other receivables, accounts receivable and inventories were approximately 91.0% and 91.2% in fiscal 2006 and 2005, respectively. It has been SED’s experience that in periods of revenue growth, investments in accounts receivable and inventories grow, and SED’s need for financing may increase. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease and cash is generated. At June 30, 2006, accounts receivable and inventories, net of payables, increased by $.8 million, or 2.3%, compared with June 30, 2005. In fiscal 2005, accounts receivable and inventories, net of payables, increased by 10.1%, or $3.1 million, compared with fiscal 2004. At June 30, 2004, accounts receivable and inventories, net of payables, increased by $1.1million, or 3.5%, compared with June 30, 2003, due to decreased sales and improved asset utilization.
     Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under its credit agreement and vendor lines of credit. SED derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries.
     At June 30, 2006, SED had cash and cash equivalents of $4.4 million, of which $3.3 million is held in Latin American banks by SED’s subsidiaries in Argentina and Colombia. The funds held in Latin American banks are generally not available for use domestically without withholding taxes. At June 30, 2006, SED’s principal source of liquidity is its $4.4 million of cash, and its revolving credit facility. SED’s availability under the Wachovia Agreement was $7.2 million at June 30, 2006, net of $2.6 million in reserves for outstanding stand-by letters of credit.
     The net amount of cash used in SED’s operating activities in fiscal 2006 was $2.0 million, principally as a result of changes in working capital requirements. The net amount of cash used in investing activities in fiscal 2006 was $.2 million. The net amount of cash provided by financing activities in fiscal 2006 was $3.9 million.
     The net amount of cash used in operating activities in fiscal 2005 was $3.7 million, principally reflecting changes in working capital requirements. The net amount of cash used in investing activities in fiscal 2005 was $.5 million. The net amount of cash provided by financing activities in fiscal 2005 was $2.7 million and reflects additional borrowings under our short-term revolving credit.
     The net amount of cash provided by SED’s operating activities in fiscal 2004 was $4.1 million, principally as a result of changes in working capital requirements, the receipt of key man life insurance proceeds offset by benefits paid to Mr. Gerald Diamond’s surviving spouse under his employment agreement and the net loss from operations adjusted for non-cash items. The net amount of cash used for investing activities in fiscal 2004 was $603,000 principally as a result of leasehold improvements to our corporate office location in connection with the January 2004 consolidation of SED’s Tucker, Georgia warehouse and corporate office facilities. The net amount of cash used for financing activities in fiscal 2004 was $2.0 million reflecting repayments under our revolving credit facility.

     SED’s cash flows were adversely affected by the unfavorable changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of using approximately $.4 million in cash for the year ended June 30, 2006 as compared to providing $.4 million in fiscal 2005 and using $2.3 million in fiscal 2004.
     Until September 2005, SED had a credit agreement with Fleet Capital Corporation (“Fleet”), which provided for borrowings under a line of credit of up to $35 million at June 30, 2005. At June 30, 2005, SED had $13.6 million outstanding under this facility. On September 21, 2005, SED entered into a three year credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”). The Wachovia Agreement provides for revolving borrowings up to $35 million based upon SED’s eligible accounts receivable and inventory as defined therein. Under the Wachovia Agreement, the credit facility may be increased to $50 million in $5 million increments if certain additional criteria are met. Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from the prime rate to the prime rate plus a margin of .25%, or LIBOR plus a margin ranging from 1.75% to 2.25%. SED is also subject to a commitment fee ranging from .25% to .5% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of each of SED’s shares in its foreign subsidiaries, respectively. The Wachovia Agreement matures on September 21, 2008.
     The Wachovia Agreement also contains certain covenants which, among other things, require that if SED’s availability is less than $5 million at any time during the agreement, SED must restrict or limit capital expenditures and advances to SED’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Wachovia Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization, requires maintenance of minimum fixed charge coverage ratio, and requires the maintenance of minimum tangible net worth, as defined. The Wachovia Agreement also restricts SED’s ability to distribute dividends.
     Available borrowings, based on collateral limitations at June 30, 2006 and 2005 were $7.2 million and $10.6 million, respectively. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2006 were $20.5 million, $25.1 million and 6.55%, respectively. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2005 were $14.6 million, $22.4 million and 4.87%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 7.38% and 5.84% per annum at June 30, 2006 and 2005, respectively.
     The carrying value of all bank debt at June 30, 2006 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $2.6 million at June 30, 2006.
     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in management’s estimates. Management is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. SED does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the year ended June 30, 2006.
     Management believes that SED’s credit agreements together with vendor lines of credit and internally generated funds, will be sufficient to satisfy its working capital needs during fiscal 2007. However, no assurance can be given that SED will be able to remain in compliance with the financial covenants associated with the Wachovia Agreement, or that SED will be able to continue to obtain credit from its vendors in the future. Failure to maintain compliance under the Wachovia Agreement or obtain vendor lines of credit could significantly and adversely affect SED’s business operations.

Critical Accounting Policies and Estimates
Allowance for Doubtful Accounts — Methodology
     An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectibility of specific accounts. Management evaluates the collectibility of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which protects SED from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in most Latin American countries (subject to certain terms and conditions). See Note 11 to SED’s Consolidated Financial Statements for a summary of the movement of the allowance for doubtful accounts.
Inventories — Slow Moving , Obsolescence, and Lower of Cost or Market
     Most of SED’s vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. SED’s reserve for obsolete and slowing moving inventories was approximately $1,037,000 at June 30, 2006 or 3.0% of gross inventories.
Accrued Liabilities
     SED has recorded liabilities for certain sales tax liabilities, escheat liabilities, end user rebate programs for wireless phones and employment agreement obligations. The recording of these liabilities requires SED to make judgments and estimates. Certain of the estimates are highly subjective and may be subject to change in the future. At June 30, 2006 SED has accrued its best estimate of the amounts which will ultimately be required to be paid in connection with such matters.
Financial Instruments
     SED’s principal financial instruments consist of cash, accounts receivable, accounts payable and revolving credit facilities. The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.
     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. SED has no future plans to enter into foreign exchange forward or option contracts to hedge foreign currency transactions. Generally, it is SED’s policy not to enter into derivative contracts for speculative trading purposes.
     SED’s revolving credit facility is currently a variable rate facility. SED does not currently hedge future interest payments with interest rate swap agreements, and has no plans to do so in the future.
Inflation and Price Levels
     Inflation has not had a significant impact on SED’s overall business because of the typically decreasing costs of products sold by SED. SED also receives vendor price protection for a significant portion of its inventory.

In the event a vendor or competitor reduces its prices for goods purchased by SED prior to SED’s sale of such goods, SED generally has been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for credit.
     The Latin American countries in which SED operates have experienced high rates of inflation and hyperinflation from time to time in the past. At this time, management estimates that inflation may have a material impact on SED’s Latin American business operations in the immediate future (See Item 7A).
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     SED is subject to market risk arising from adverse changes in interest rates and foreign exchange. SED does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.
Interest Rate Risk
     SED’s cash equivalents and short-term investments and its outstanding debt bear variable interest rates which adjust to market conditions. Changes in the market rate affect interest earned and paid by SED. SED does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on SED’s results of operations.
Foreign Currency Exchange
     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, SED recorded foreign currency translation loss as a component of comprehensive income of approximately $756,000 for the fiscal year ended June 30, 2006.
     SED distributes many of its products in foreign countries, primarily in Latin America. Approximately 34.1% of SED’s total net sales were generated from sales made to resellers located in Latin American countries during the twelve-month period ended June 30, 2006. SED’s foreign subsidiaries procure inventory payable in U.S. dollars for resale in their respective countries. Upon settlement of the payables, SED may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the year ended June 30, 2006, SED recorded transaction losses of approximately $512,000. At June 30, 2006, SED’s foreign subsidiaries had approximately $5.9 million in U.S. dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, SED would record a transaction loss of approximately ($590,000). Conversely, if the value of the dollar declines by 10%, SED would record a transaction gain of approximately $590,000. SED was not a party to any hedge transactions as of June 30, 2006.
     The information included in SED’s Annual Report does not include the potential impact that might arise from any decline in foreign currency in Latin American after June 30, 2006 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.
     Since January 1, 2002, the Argentine economy has experienced inflation. During fiscal 2006, the inflation rate was 10.6% compared to 8.3% in fiscal 2005. While the Argentine government together with the International Monetary Fund is seeking remedies, no assurance can be given that the economic situation in Argentina will stabilize. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the U.S. dollar. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on SED’s business, results of operations, financial condition, and ability to make payments on SED’s indebtedness and on SED’s common stock market price. The information included in SED’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
SED International Holdings, Inc. and Subsidiaries
We have audited the consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2006 and 2005, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP
Roseland, New Jersey
August 25, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of SED International Holdings, Inc.
We have audited the accompanying consolidated statements of operations, shareholders’ equity and cash flows of SED International Holdings, Inc. and subsidiaries for the year ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, changes in shareholders’ equity and cash flows of SED International Holdings, Inc. and subsidiaries for the year ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP
Atlanta, Georgia
September 10, 2004

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2006	2005

ASSETS

Current assets:
Cash and cash equivalents	$4,426,000	$3,082,000
Trade accounts receivable, less allowance for doubtful accounts of $437,000 (2006) and $535,000 (2005)	33,584,000	30,759,000
Inventories, net	32,720,000	33,812,000
Deferred income taxes, net	58,000	62,000
Other current assets	3,586,000	1,877,000

Total current assets	74,374,000	69,592,000
Property and equipment, net	941,000	1,191,000

Total assets	$75,315,000	$70,783,000

LIABILITIES AND SHAREHOLDER’S EQUITY

Current liabilities:
Trade accounts payable	$31,480,000	$30,505,000
Accrued and other current liabilities	4,834,000	4,865,000
Revolving credit facility	17,532,000	13,590,000

Total liabilities	53,846,000	48,960,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 5,583,347 (2006) and 5,576,538 (2005) shares issued, 3,888,856 (2006) and 3,885,837 (2005) shares outstanding	56,000	56,000
Additional paid-in capital	68,584,000	68,595,000
Accumulated deficit	(29,596,000)	(29,980,000)
Accumulated other comprehensive loss	(4,488,000)	(3,732,000)
Treasury stock, 1,694,491 (2006) and 1,690,701 (2005) shares, at cost	(13,087,000)	(13,083,000)
Unearned compensation — stock awards	—	(33,000)

Total shareholders’ equity	21,469,000	21,823,000

Total liabilities and shareholders’ equity	$75,315,000	$70,783,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2006	2005	2004
Net sales	$412,371,000	$380,864,000	$371,741,000
Cost of sales	390,968,000	364,091,000	355,168,000

Gross profit	21,403,000	16,773,000	16,573,000
Selling, general and administrative expenses, excluding depreciation and amortization expense (including $1,000,000 to a related party in 2004)	17,958,000	17,195,000	18,536,000
Depreciation and amortization expense	422,000	868,000	1,233,000
Foreign currency transactions loss (gain)	512,000	(244,000)	14,000
Loss (gain) on disposal of assets	—	31,000	(30,000)

Operating income (loss)	2,511,000	(1,077,000)	(3,180,000)
Interest expense — net of interest income of $220,000 in 2004	1,389,000	691,000	246,000

Income (loss) before income taxes and discontinued operations	1,122,000	(1,768,000)	(3,426,000)
Income tax expense	931,000	680,000	801,000

Income (loss) from continuing operations	191,000	(2,448,000)	(4,227,000)
Gain (loss) from discontinued operations	193,000	(154,000)	(42,000)

Net income (loss)	$384,000	$(2,602,000)	$(4,269,000)

Basic and diluted income (loss) income per share:
From continuing operations	$.05	$(.63)	$(1.10)
From discontinued operations	.05	(.04)	(0.01)

Basic and diluted income (loss) per share	$.10	$(.67)	$(1.11)

Weighted average number of shares outstanding:
Basic	3,872,000	3,871,000	3,856,000
Diluted	3,884,000	3,871,000	3,856,000
See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
	Common Stock		Additional		Other			Unearned	Total
		Par	Paid-In	Accumulated	Comprehensive	Treasury Stock		Compensation	Stockholders’
	Shares	Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity
BALANCE JUNE 30, 2003	5,563,206	$56,000	$68,442,000	$(23,109,000)	$(4,531,000)	1,687,345	$(13,052,000)	$(90,000)	$27,716,000
Amortization of stock awards								29,000	29,000
Stock awards cancelled			23,000			3,756	(31,000)	8,000
Stock based compensation			106,000						106,000
Exercise of stock options	6,666		3,000			(400)			3,000

Net loss				(4,269,000)					(4,269,000)
Translation adjustments					21,000				21,000

Comprehensive loss									(4,248,000)

BALANCE JUNE 30, 2004	5,569,872	56,000	68,574,000	(27,378,000)	(4,510,000)	1,690,701	(13,083,000)	(53,000)	23,606,000
Amortization of stock awards								20,000	20,000
Stock based compensation			18,000						18,000
Exercise of stock options	6,666		3,000						3,000

Net loss				(2,602,000)					(2,602,000)
Translation adjustments					778,000				778,000

Comprehensive loss									(1,824,000)

BALANCE JUNE 30, 2005	5,576,538	56,000	68,595,000	(29,980,000)	(3,732,000)	1,690,701	(13,083,000)	(33,000)	21,823,000
Reclassification of unvested stock awards — adoption of SFAS 123 (R)			(33,000)					33,000
Stock based compensation			20,000						20,000
Treasury shares purchased	141					3,790	(4,000)		(4,000)
Exercise of stock options	6,668		2,000						2,000

Net income				384,000					384,000
Translation adjustments					(756,000)				(756,000)

Comprehensive loss									(372,000)

BALANCE JUNE 30, 2006	5,583,347	$56,000	$68,584,000	$(29,596,000)	$(4,488,000)	1,694,491	$(13,087,000)	$—	$21,469,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2006	2005	2004
Operating activities:
Net income (loss)	$384,000	$(2,602,000)	$(4,269,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	422,000	868,000	1,233,000
Deferred tax assets	4,000	(2,000)	—
Stock compensation	20,000	38,000	135,000
Provision for losses on accounts receivable	475,000	560,000	1,218,000
Gain (loss) on sale of assets	—	31,000	(30,000)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,944,000)	(13,000)	4,830,000
Other receivable	—	500,000	9,529,000
Inventories ,net	452,000	(3,053,000)	2,911,000
Other assets	(2,086,000)	238,000	(340,000)
Trade accounts payable	1,912,000	(215,000)	(7,538,000)
Accrued and other current liabilities	337,000	(48,000)	(3,539,000)

Net cash (used in) provided by operating activities	(2,024,000)	(3,698,000)	4,140,000

Investing activities:
Purchase of equipment	(182,000)	(463,000)	(603,000)

Net cash used in investing activities	(182,000)	(463,000)	(603,000)

Financing activities:
Net proceeds from issuance of stock	2,000	3,000	3,000
Net borrowings (repayments) under revolving credit facility	3,942,000	2,742,000	(1,975,000)
Net repayments of short-term bank debt of foreign subsidiaries	—	—	(15,000)
Purchase of treasury stock	(4,000)	—	—

Net cash provided by (used in) financing activities	3,940,000	2,745,000	(1,987,000)

Effect of exchange rate changes on cash	(390,000)	418,000	(2,319,000)

Increase (decrease) in cash and cash equivalents	1,344,000	(998,000)	(769,000)
Cash and cash equivalents:
Beginning of year	3,082,000	4,080,000	4,849,000

End of year	$4,426,000	$3,082,000	$4,080,000

Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest paid	$1,438,000	$693,000	$465,000
Income tax payments	$976,000	$679,000	$649,000
See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2006, 2005 and 2004
1. Description of Business
     SED International Holdings, Inc., the parent company incorporated in Georgia, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation, are engaged in the wholesale distribution of microcomputer products, including mass storage, imaging, display, wireless products and consumer electronics throughout the United States and Latin America. SED International Holdings, Inc. services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. (“SED Colombia”) in Bogota, Colombia and Intermaco S.R.L. (“Intermaco”) in Buenos Aires, Argentina.
     On September 30, 2004, SED International Holdings, Inc. filed a Form 15 “Certification and Notice of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission” (“SEC”).
     On the first day of its 2007 fiscal year the Company exceeded 299 holders of record ending the Company’s suspension under 15(d), pursuant to the Exchange Act.
2. Summary of Significant Accounting Policies
     Principles of Consolidation — The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil, Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED Colombia and Intermaco, (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The operations of SED International do Brasil, Ltda. were discontinued in the third quarter of fiscal 2003. See Note 12.
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
     Numerous factors and conditions impact the Company’s ability to achieve its profit goals, including, but not limited to, the following:
•	Continuation of distribution agreements — The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

•	Availability of certain products — From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

•	Product margins — The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, the Company receives price protection and other considerations from its vendors. While the Company has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

•	Vendor credit — The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

•	Product obsolescence — The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier. The Company believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

•	Consumer Electronics — The Company has entered into the distribution of consumer electronics, which is highly competitive. Some of the Company’s competitors have substantially greater financial, marketing and distribution resources than the Company and the Company may be unable to successfully compete with these companies. Failure to successfully penetrate this market could have an adverse impact on the Company’s cash flows, financial position and operating results.

•	Credit decisions and losses — The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company maintains credit insurance policies for certain customers located in the United States and select Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require the Company to maintain certain minimum standards and policies with respect to extending credit to customers. If the Company does not adhere to such policies, the insurance companies may not pay claims submitted by the Company.

•	Proportionate control of general and administrative costs — The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately. Failure to control overhead costs could have an adverse impact on the Company’s cash flows, financial position and operating results.

•	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in both of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

•	Availability of credit facilities — The Company has operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During September 2005 a new credit facility was obtained. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in August 2008, is further described in Note 4.

•	Cash flows — While not presently expected, the Company’s continued operations in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by a subsidiary). The credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters may restrict the Company’s ability to repatriate cash flows from the foreign subsidiaries to the United States.

     Revenue Recognition — Sales are recorded upon shipment. The Company allows its customers to return products for exchange or credit subject to certain limitations. Returns have historically not been significant. Provision for estimated losses on such returns are recorded at the time of sale and are netted against trade accounts receivable. Shipping and handling revenues are included in net sales and shipping and handling costs are included in cost of sales.
     Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation of $100,000. The funds held in Latin American banks, which represent 75% of the Company’s cash and cash equivalents at June 30, 2006, are generally not available for use domestically without withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and generally does not require collateral from its customers.
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
     Allowance for Doubtful Accounts — An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectibility of specific accounts. The Company evaluates the collectibility of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.
     Inventories — Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $6,207,000 at June 30, 2006 and $4,217,000 at June 30, 2005. Most of the Company’s vendors allow for either return of goods within a specified period (usually 45 — 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The reserve for obsolete and slow moving inventories was approximately $1,037,000 at June 30, 2006 and $1,060,000 at June 30, 2005 or 3.0% and 3.1% of gross inventories, respectively.
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

     Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes. As of June 30, 2006 and 2005, the amount of deferred income taxes recorded against cumulative translation losses is zero, because the related deferred tax asset has been offset in full by a valuation allowance. The results of foreign operations are translated at the average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statement of operations.
     Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets relate primarily to differences in the financial reporting basis and the tax basis of reserves, translation losses and depreciation of fixed assets, in addition to net operating loss and tax credit carryforwards. Deferred tax liabilities relate to U.S. taxes on unremitted foreign earnings. As the likelihood of the full realization of the net operating losses, reserves and translation losses is uncertain, the Company has provided a valuation allowance for the future tax benefits that are not expected to be utilized.
     Earnings Per Common Share (EPS) — Basic EPS is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS is computed using the weighted-average number of common shares and potentially dilutive common shares outstanding. Potentially dilutive common shares represent additional common shares assumed to be issued. Approximately 50,000 stock options had the effect of increasing the weighted average shares including dilution for the year ended June 30, 2006. For the years ended June 30, 2006, 2005 and 2004 options for approximately 468,000, 683,000, and 706,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.
     Stock-Based Compensation — Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Compensation” (“SFAS 123(R)”). Its predecessor, SFAS 123, (“SFAS 123”) was previously adopted by the Company effective July 1, 2002. Prior to July 1, 2002, the Company had elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation issued to Employees (“APB 25”) and related interpretation in accounting for its employee stock-based compensation. SFAS 123(R) was adopted using the modified prospective method. Under the modified prospective method, the effect of SFAS 123(R) is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting SFAS 123(R).
     The adoption of SFAS 123(R) did not have a material impact on stock-based compensation expense for the fiscal year ended June 30, 2006. The effect of estimating forfeitures was not material. Stock-based compensation expense recognized during fiscal years ended June 30, 2006, 2005 and 2004 totaled approximately $5,000, $18,000 and $106,000, respectively. As of June 30, 2006, there was approximately $17,000 of total unrecognized compensation cost related to nonvested share-based compensation arrangements granted under our plans. That cost is expected to be recognized over a weighted-average period of 2.2 years. The following table illustrates the effect on net loss and loss per share had the Company accounted for share-based compensation in accordance with SFAS 123(R) in each year:

	Year Ended June 30,
	2005	2004

Net loss, as reported	$(2,602,000)	$(4,269,000)
Stock based-compensation included in reported net income	18,000	106,000
Stock based-compensation under fair value reporting	(64,000)	(375,000)

Pro forma net loss	$(2,648,000)	$(4,538,000)

Basic and diluted loss per share:
As reported	$(.67)	$(1.11)

Pro forma	$(.68)	$(1.18)

     No stock options were granted in fiscal 2006. The weighted average fair value of options granted in fiscal 2005 and 2004 was $.79 and $.90, respectively, using the Black-Scholes option pricing model with the following assumptions:

	2005	2004

Dividend yield	0.0%	0.0%
Expected volatility	80.2%	75.7%
Risk free interest rate	3.6%	3.5%
Expected life, in years	5.0	6.4
     Reclassification — Certain reclassifications have been made in the fiscal 2004 financial statements to conform to the presentation in the fiscal 2006 and 2005 financial statements.
3. Property and Equipment
     Property and equipment are comprised of the following:

	June 30,
	2006	2005

Furniture and equipment	$10,407,000	$10,316,000
Leasehold improvements	2,109,000	2,093,000
Other	119,000	119,000

	12,635,000	12,528,000
Less accumulated depreciation and amortization	11,694,000	11,337,000

	$941,000	$1,191,000

     Depreciation and amortization expense for property and equipment totaled $422,000, $868,000 and $1,233,000 for the years ended June 30, 2006, 2005 and 2004 respectively.
4. Credit Facilities
     Until September 2005, the Company had a credit agreement with Fleet Capital Corporation (“Fleet”), which provided for borrowings under a line of credit of up to $35 million at June 30, 2005. At June 30, 2005, the Company had $13.6 million outstanding under this facility. On September 21, 2005, the Company entered into a three year credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”). The Wachovia Agreement provides for revolving borrowings up to $35 million based upon the Company’s eligible accounts receivable and inventory as defined therein. Under the Wachovia Agreement, the credit facility may be increased to $50 million in $5 million increments if certain additional criteria are met. Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from the prime rate to the prime rate plus a margin of .25%, or LIBOR plus a margin ranging from 1.75% to 2.25%. The Company is also subject to a commitment fee ranging from .25% to .5% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of the Company and 65% of each of the Company’s shares in its foreign subsidiaries, respectively. The Wachovia Agreement matures on September 21, 2008.
     The Wachovia Agreement also contains certain covenants which, among other things, require that if the Company’s availability is less than $5 million at any time during the agreement, the Company must restrict or limit capital expenditures and advances to the Company’s Latin American subsidiaries. Also, if the $5 million threshold is breached, the Wachovia Agreement requires the maintenance of certain levels of earnings before interest, taxes, depreciation and amortization, requires maintenance of minimum fixed charge coverage ratio, and requires the maintenance of minimum tangible net worth, as defined. The Wachovia Agreement also restricts the Company’s ability to distribute dividends.

     Available borrowings under this agreement, based on collateral limitations at June 30, 2006 and 2005 were $7.2 million and $10.6 million, respectively. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2006 were $20.5 million, $25.1 million and 6.55%, respectively. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2005 were $14.6 million, $22.4 million and 4.87%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 7.38% and 5.84% per annum at June 30, 2006 and June 30, 2005, respectively.
     The carrying value of all bank debt at June 30, 2006 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $2.6 million at June 30, 2006.
5. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s net deferred tax assets are as follows:

	June 30,
	2006	2005

Net deferred tax assets (liabilities):
U.S. federal and state operating loss carry-forwards	$22,810,000	$22,758,000
Unremitted foreign earnings	(2,794,000)	(2,737,000)
Translation gain/loss on unremitted foreign earnings	1,704,000	1,416,000
Depreciation and amortization	210,000	226,000
Allowance for accounts receivable	145,000	182,000
Inventories	486,000	494,000
Allowance for sales returns	25,000	19,000
Employee benefits and compensation	20,000	25,000
Reserves and accruals	212,000	102,000
Sales tax	11,000	173,000
Stock options	78,000	83,000
Available tax credits	328,000	328,000
Other	102,000	146,000

	23,337,000	23,215,000
Valuation allowance	(23,279,000)	(23,153,000)

Total	$58,000	$62,000

     At June 30, 2006, the Company has gross net operating loss carry-forwards for federal and state income tax purposes in the United States of approximately $61.0 million and $52.1 million, respectively, expiring at various dates through 2026. In addition, as of June 30, 2006 the Company has alternative minimum tax credit carryforwards of approximately $328,000, which carry over until they are used. At June 30, 2006 and 2005, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco, as there is no assurance that these assets will be realized. In 2004, the Company eliminated the deferred tax assets and corresponding valuation allowance totaling approximately $4.1 million associated with the Brazilian net operating losses since there are no operations.
     The components of income (loss) from continuing operations before income taxes consist of the following:

	Year Ended June 30,
	2006	2005	2004

United States	(1,011,000)	(3,682,000)	(5,572,000)
Foreign	2,133,000	1,914,000	2,146,000

Total	$1,122,000	$(1,768,000)	$(3,426,000)

     Components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2006	2005	2004
Current:
Federal	$—	$—	$6,000
State	6,000	(3,000)	18,000
Foreign	921,000	685,000	703,000

	927,000	682,000	727,000

Deferred:
Foreign	4,000	(2,000)	74,000

	4,000	(2,000)	74,000

	$931,000	$680,000	$801,000

     The Company’s effective tax rates for income (loss) from continuing operations differ from statutory rates as follows:

	Year Ended June 30,
	2006	2005	2004

Statutory federal rates (benefit)	34.0%	(34.0%)	(34.0%)
State income taxes net of federal income tax benefit	7.2	(7.7)	0.5
Non-deductible Items	1.6	0.9	—
Permanent difference true-up	1.8	—	0.4
US Tax on unremitted foreign earnings	36.8	138.7	—
Valuation allowance	(24.0)	(60.3)	120.1
Brazil net operating loss write-off	—	—	119.3
Write-off of investment in Brazil	—	—	(189.0)
Foreign taxes in excess of federal statutory Rate	17.7	(1.2)	1.4
Other	7.9	2.1	4.7

Total	83.0%	38.5%	23.4%

     The valuation allowance increased during fiscal 2006 by $126,000, decreased during fiscal 2005 by $735,000 and increased during fiscal 2004 by $4,682,000.
6. Lease Obligations
     SED International, Inc. leases its main office facility under an operating lease expiring in September 2009 with an entity owned by certain minority shareholders and officers of the Company. Rent expense for this facility for the years ended June 30, 2006, 2005 and 2004 was $300,000, $291,000 and $283,000, respectively. This lease provides for an annual rent of $302,000 with annual increases of 3% through September 2009. The Company leases additional distribution center and sales office space under other operating leases expiring through April 2010. Rent expense under all operating leases for the years ended June 30, 2006, 2005 and 2004 was $959,000, $1,085,000 and $1,251,000, respectively.
     As of June 30, 2006, future minimum rental commitments under non-cancelable operating leases are:

Year Ending June 30,
2007	$958,000
2008	741,000
2009	652,000
2010	263,000

$2,614,000

7. Shareholders’ Equity
     The Company maintains stock option plans established in 1997 and 1999 under which 891,316 shares of common stock have been reserved at June 30, 2006 for outstanding and future incentive and nonqualified stock option grants as well as stock awards to directors, officers and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a “change of control” (as defined in the Company’s stock option plans), all outstanding options become immediately exercisable.
     Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at June 30, 2003	800,884	$2.87	—	—
Granted	125,000	$1.81	—	—
Forfeited or expired	(212,950)	$2.61	—	—
Exercised	(7,066)	$.48	—	—

Outstanding at June 30, 2004	705,868	$2.69	—	—

Granted	10,000	$.79	—	—
Forfeited or expired	(26,000)	$4.21	—	—
Exercised	(6,666)	$.44	—	—

Outstanding at June 30, 2005	683,202	$2.69	—	—

Exercised	(6,668)	$.44	—	—
Forfeited or expired	(158,625)	$2.80	—	—

Outstanding at June 30, 2006	517,909	$2.60	5.4	$31,500

Exercisable at June 30, 2004	628,604	$2.88	—	—
Exercisable at June 30, 2005	652,286	$2.67	—	—
Exercisable at June 30, 2006	502,509	$2.61	5.3	$30,460
     The total intrinsic value of options exercised during the fiscal years ended June 30, 2006, 2005 and 2004 were $2,000, $3,000, and $13,000, respectively. The total fair value of shares vested during each of the fiscal years ended June 30, 2006, 2005 and 2004 was $17,000, $45,000 and $53,000, respectively.

     The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2006:

	Outstanding Options
		Weighted
		Average	Weighted	Exercisable Options
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life (Years)	Price	Exercisable	Price
$0.0000 — $1.0130	92,500	6.7	$.6395	79,500	$0.5969
$1.0131 — $2.0260	257,500	5.3	$1.9443	257,500	$1.9443
$2.0261 — $3.0390	78,000	7.5	$2.4428	78,000	$2.4428
$5.0651 — $6.0780	60,584	3.1	$5.8800	60,584	$5.8800
$6.0781 — $7.0910	5,250	3.7	$6.8200	5,250	$6.8200
$7.0911 — $8.1040	18,800	3.7	$7.8889	16,400	$7.8814
$9.1171 — $10.1300	5,275	1.1	$10.1120	5,275	$10.1120
     Restricted Stock — The Company’s stock option plan established in 1999 also permits the grant of restricted stock awards. Awards which have been granted under this 1999 plan vest ratably over two to ten years. Restricted stock activity is as follows:

	Year Ended June 30,
	2006	2005	2004

Shares of restricted stock-beginning of year	17,000	21,250	48,937
Vested	(4,250)	(4,250)	(23,931)
Canceled	—	—	(3,756)

Shares of restricted stock-end of year	12,750	17,000	21,250

     The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and is amortized over the vesting period. The weighted average grant-date fair value of shares outstanding at the beginning and end of fiscal 2006 and vested during fiscal 2006 was $7.50.
     Shareholder Rights Agreement — In October 1996, the Company adopted a shareholder rights agreement under which one common stock purchase right is presently attached to and trades with each outstanding share of the Company’s common stock. The rights become exercisable and transferable apart from the common stock ten days after a person or group, without the Company’s consent, acquires beneficial ownership of 12% or more of the Company’s common stock or announces or commences a tender or exchange offer that could result in 12% ownership (the “Change Date”). Once exercisable, each right entitles the holder to purchase shares of common stock in number equal to eight multiplied by the product of the number of shares outstanding on the Change Date divided by the number of rights outstanding on the Change Date not owned by the person or group and at a price of 20% of the per share market value as of the Change Date. The rights have no voting power, expire in October 2006 and are redeemable at the discretion of the Company’s Board of Directors at $.01 per right.
8. Employee Benefit Plan
     SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. SED International may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 10 years based on years of continuous service. There were no matching contributions for fiscal year years 2006 and 2005. SED International, Inc.’s matching contribution expense for the fiscal year 2004 totaled $35,000.

9. Segment Information
     The Company operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.
     Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated
Fiscal 2006
Net sales to unaffiliated customers	$335,824,000	$76,547,000	—	$412,371,000
Gross profit	$15,112,000	$6,291,000	—	$21,403,000
Income from continuing operations	$371,000	$2,140,000		$2,511,000
Total assets at year-end	$68,555,000	$19,002,000	$(12,242,000)	$75,315,000
Fiscal 2005			—
Net sales to unaffiliated customers	$327,006,000	$53,858,000	—	$380,864,000
Gross profit	$12,025,000	$4,748,000	—	$16,773,000
(Loss) income from continuing operations	$(3,142,000)	$2,065,000	—	$(1,077,000)
Total assets at year-end	$87,400,000	$14,387,000	$(31,004,000)	$70,783,000
Fiscal 2004			—
Net sales to unaffiliated customers	$325,641,000	$46,100,000	—	$371,741,000
Gross profit	$11,937,000	$4,636,000	—	$16,573,000
(Loss) income from continuing operations	$(5,244,000)	$2,064,000	—	$(3,180,000)
Total assets at year-end	$87,195,000	$12,856,000	$(30,860,000)	$69,191,000
     Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.
     Net sales by product category for continuing operations is as follows:

			Consumer
	Microcomputer	Wireless Telephone	Electronics	Handling
Year Ended June 30,	Products	Products	Products	Revenue	Total
2006	$349,126,000	$29,508,000	$32,466,000	$1,271,000	$412,371,000
2005	$310,747,000	$45,541,000	$23,374,000	$1,202,000	$380,864,000
2004	$300,761,000	$67,191,000	$2,578,000	$1,211,000	$371,741,000
     Approximately 34.1%, 29.8% and 28.5% in the fiscal years ended June 30, 2006, 2005, and 2004, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.
10. Significant Vendors
     During the year ended June 30, 2006, the Company purchased approximately 49.8% of its product from three vendors. During the year ended June 30, 2005, the Company purchased approximately 47.8% of its product from three vendors. During the year ended June 30, 2004, the Company purchased approximately 39.9% of its product from two vendors.

11. Supplemental Disclosures
     An analysis of allowances for doubtful accounts is as follows:

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended June 30,	of Year	Expenses	Deductions (1)	End of Year
2006	$535,000	$475,000	$(573,000)	$437,000
2005	$616,000	$560,000	$(641,000)	$535,000
2004	$2,749,000	$1,218,000	$(3,351,000)	$616,000

(1)	Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.
     An analysis of allowances for obsolete and slow moving inventories is as follows:

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended June 30,	of Year	Expenses	Deductions (1)	End of Year
2006	$1,060,000	$—	$(23,000)	$1,037,000
2005	$916,000	$186,000	$(42,000)	$1,060,000
2004	$1,051,000	$41,000	$(176,000)	$916,000

(1)	Deductions to allowance represent increases or decreases in the valuation allowances based on the market value of the inventories.
12. Discontinued Operations
     In February 2003, the Company resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s consolidated balance sheets as of June 30, 2006, 2005 and 2004.
     The Brazil Operation recognized a gain from discontinued operations of $193,000 in fiscal 2006, and losses of $154,000 and $42,000 in fiscal years 2005 and 2004, respectively, and had no sales activity since fiscal year 2003. The gain in fiscal 2006 resulted from a reduction in liabilities for suppliers and administrative services. The loss from discontinued operations in fiscal years 2005 and 2004 was attributed to the following: (i) foreign currency exchange losses, (ii) professional fees and (iii) the favorable settlement of certain liabilities offset by additional provisions for the tax claims asserted by the Brazilian government.
     As of June 30, 2005, SED International do Brasil Distribuidora, Ltda. had assets of $43,000 and third party liabilities of $461,000. Liabilities include accounts payable related to inventory purchases of $97,000 and other miscellaneous accrued liabilities of $364,000. As of June 30, 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services.
     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. The Company has an accrued liability of $270,000 to cover any losses related to these claims.

13. Liabilities Under Employment Agreement and Contingent Liabilities
     The Company carried two key man life insurance policies payable to the benefit of the Company on Gerald Diamond, the Company’s founder and Former Chairman and Chief Executive Officer who passed away in June of 2003. At June 30, 2003, the Company recorded a liability of approximately $3.4 million, which represented the Company’s best estimate of the amounts due as benefits to Mr. Gerald Diamond’s surviving spouse under Mr. Gerald Diamond’s employment contract. The Company also disclosed at June 30, 2003 that it may be contingently liable for additional benefit payments depending on the resolution of issues concerning additional benefits potentially due to Mr. Gerald Diamond’s surviving spouse. During the quarter ended March 31, 2004, the Company reached a final agreement with Mr. Gerald Diamond’s surviving spouse, the Company’s current Chairman, Jean Diamond, to settle all claims advanced under Mr. Gerald Diamond’s employment contract. Pursuant to the final settlement agreement, an additional payment of $1.0 million, was made and charged to selling, general and administrative expenses. All amounts due were disbursed during the quarter ended March 31, 2004 and the balance of the liability at June 30, 2004 was $0 as compared to $3.4 million at June 30, 2003.
Item 14. Legal Proceedings
     On June 19, 2006, we instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, we assert that Mr. Levine breached the terms of our Termination Agreement and request that the court grant injunctive relief. In response, Mr. Levine has denied our assertions, filed a third party complaint against SED Holdings and asserted counterclaims against SED International alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend and prosecute this matter.
     On November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 06-CV-12452-7. In this lawsuit, he alleges that we breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, we moved for summary judgment and the court has ruled in our favor. Mr. Diamond has appealed that decision. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer, of SED Holdings; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED Holdings. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend this matter.
     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005, the Department of Labor issued a decision in our favor. Mr. Diamond has appealed that decision. We are currently awaiting a decision on our motion for summary judgment in connection with his appeal. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter.
     On October 25, 2005, the Company was named in a lawsuit filed by Rockland Credit Finance, LLC, a Maryland limited liability company (“Rockland”), in the Superior Court of New Jersey, County of Essex captioned Rockland Credit Finance, LLC vs. Nikada Inc., et al., Docket no. ESX-L-00-8310-05. In the lawsuit, Rockland alleges that the Company is indebted to them as a result of the Company’s relationship with Nikada, Inc., a New Jersey corporation and a former product supplier to the Company, and seeks money damages in the amount of approximately $700,000 plus interest, costs and attorneys’ fees. The Company denies all the allegations. The Company has brought a third party claim against Nikada and its owner for misrepresentations and filed a Motion to Dismiss, which motion has not yet been ruled upon by the presiding court. In the event the Company’s motion is denied, discovery on the merits of the case will commence. The Company believes that it has meritorious defenses and will vigorously defend this matter.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None
Item 9A. Controls and Procedures
     Our management, with the participation of our principal executive and financial officers, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are we reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors And Executive Officers Of The Company
     The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Proposal 1 — Election of Directors” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2006 and delivered to stockholders in connection with the annual meeting of stockholders.
Item 11. Executive Compensation
     The information called for by this item is incorporated herein by reference to the sections of the Proxy Statement entitled “Executive Compensation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2006 and delivered to stockholders in connection with the annual meeting of stockholders.
Item 12. Security Ownership Of Certain Beneficial Owners And Management
     The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Ownership of Shares” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2006 and delivered to stockholders in connection with the annual meeting of stockholders.
Item 13. Certain Relationships And Related Transactions
     The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Compensation Committee Interlocks and Insider Participation” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2006 and delivered to stockholders in connection with the annual meeting of stockholders.
Item 14. Principal Accounting Fees And Services.
     The information called for by this item is incorporated herein by reference to the section of the Proxy Statement entitled “Principal Accountant Fees and Services” contained in the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the year ended June 30, 2006 and delivered to stockholders in connection with the annual meeting of stockholders.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this Report:
     1. Financial Statements. The following financial statements and the reports of SED’s independent auditors thereon, are filed herewith.
•	Report of Independent Registered Public Accounting Firm (J.H Cohn, LLP-2006 and 2005)

•	Report of Independent Registered Public Accounting Firm (Ernst & Young, LLP-2004)

•	Consolidated Balance Sheets at June 30, 2006 and 2005

•	Consolidated Statements of Operations for the years ended June 30, 2006, 2005 and 2004

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2006, 2005 and 2004

•	Consolidated Statements of Cash Flows for the years ended June 2006, 2005 and 2004

•	Notes to Consolidated Financial Statements
     2. Financial Statement Schedules.
•	Schedule II: Valuation and Qualifying Accounts is filed herewith under “Supplemental Disclosures” in Note 11 to the Consolidated Financial Statements.
Schedules other than the schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (1).

3.2	Amendment to Articles of Incorporation (2).

3.3	Bylaws of the Company (3).

4.1	Form of Rights Agreement, dated as of October 31, 1996 between the Company and National City Bank (4).

10.7	Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement (5).

10.8	First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan (6).

10.9	Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan (7).

10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (8).

10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan (9).

10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan (10).

10.14	Employment Agreement dated November 7, 1989, between the Company, SED International and Jean

Exhibit
Number	Description
Diamond (11), as amended by form of Amendment No. 1 dated September 24, 1991 (12).

10.23	Form of Non-Qualified Stock Option Agreement for Directors (13).

10.24	1995 Formula Stock Option Plan, together with related form of Non-Qualified Stock Option Agreement (14).

10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan (15).

10.31	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond (16).

10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement (17).

10.33	Third Amendment to Employment Agreement effective December 16, 1998 between SED International and Jean Diamond (18).

10.35	Fourth Amendment to Employment Agreement effective July 1, 1999 between SED International and Jean Diamond (19).

10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company (20).

10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company (21).

10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International (22).

10.41	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A. (23).

10.42	Employment Agreement effective November 11, 1999 between SED International, Inc. and Barry Diamond (24).

10.43	First Amendment to Employment Agreement effective June 1, 2001 between SED International Inc. and Barry Diamond (25).

10.48	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001(26).

10.50	Amendment to Employment Agreement between Barry Diamond and SED International, Inc., dated September 11, 1999. This amendment is effective as of November 1, 2001(27).

10.53	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002 (28).

10.55	Employment Agreement effective July 1, 2005 between SED International, Inc. and Jonathan Elster.

10.56	Amendment to Employment Agreement between Barry Diamond and SED International, Inc. dated November 22, 2004.

10.57	Lease Agreement dated February 1, 2006 between Zenith LaborNet, Inc. and SED International, Inc.

10.58	First Amendment of Lease for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated September 19, 2005.

10.59	Lease Agreement Extension for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated March 20, 2006.

10.60	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005.

14	Code of Ethics dated September 2, 2002.

21	Subsidiaries of the Company.

24	Power of Attorney (see signature page to this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

Exhibit
Number	Description
32.2	Section 1350 Certification by Principal Financial Officer.

99.1	Annual report for of the registrant for the fiscal year ended June 30, 2005 (29).

99.2	Every proxy statement, form of proxy or other proxy material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders not previously filed with the Securities and Exchange Commission (29).

1)	Incorporated herein by reference to Exhibit 3.1 from the Company’s 1999 Form 10-K.

2)	Incorporated herein by reference to Exhibit 3.2 from the Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345).

3)	Incorporated herein by reference to Exhibit 3.3 from the Company’s 1999 Form 10-K.

4)	Incorporated herein by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K dated October 30, 1996 (SEC File No. 0-16345).

5)	Incorporated herein by reference to Exhibit 10.7 from Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

6)	Incorporated herein by reference to Exhibit 10.8 from Company’s 1990 Form 10-K (SEC File No. 0-16345).

7)	Incorporated herein by reference to Exhibit 10.9 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

8)	Incorporated herein by reference to Exhibit 10.10 from Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

9)	Incorporated herein by reference to Exhibit 10.11 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

10)	Incorporated herein by reference to Exhibit 10.12 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

11)	Incorporated herein by reference to Exhibit 10.14 from Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

12)	Incorporated herein by reference to Exhibit 10.14 from Company’s 1991 Form 10-K (SEC File No. 0-16345).

13)	Incorporated herein by reference to Exhibit 10.23 from Company’s 1995 Form 10-K (SEC File No. 0-16345).

14)	Incorporated herein by reference to Exhibit 10.24 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

15)	Incorporated herein by reference to Exhibit 10.26 from Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

16)	Incorporated herein by reference to Exhibit 10.31 from Company’s 1998 Form 10-K.

17)	Incorporated herein by reference to Exhibit 10.32 from Company’s 1999 Form 10-K.

18)	Incorporated herein by reference to Exhibit 10.33 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

19)	Incorporated herein by reference to Exhibit 10.35 from Company’s 1999 Form 10-K.

20)	Incorporated herein by reference to Exhibit 10.38 from Company’s 1999 Form 10-K.

21)	Incorporated herein by reference to Exhibit 10.39 from Company’s 1999 Form 10-K.

22)	Incorporated herein by reference to Exhibit 10.40 from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0-16345).

23)	Incorporated herein by reference to Exhibit 10.41 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

24)	Incorporated herein by reference to Exhibit 10.42 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

25)	Incorporated herein by reference to Exhibit 10.43 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

26)	Incorporated herein by reference to Exhibit 10.48 from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

27)	Incorporated herein by reference to Exhibit 10.50 from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

28)	Incorporated herein by reference to Exhibit 10.53 from Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

29)	Supplemental information furnished to the SEC with this Annual Report on Form 10-K filed by the Registrant pursuant to Section 15 (d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) which shall not be deemed to be “filed” for purposed of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
Supplemental Information to be furnished with Reports Pursuant to Section 15(d) of the Act by
Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act
1) The annual report covering SED’s last fiscal year, the fiscal year ended June 30, 2005, is being furnished to the SEC in Exhibit 99.1 to this Annual Report on Form 10-K.
2) Every proxy statement, form of proxy or other proxy soliciting material sent to more than ten of the registrant’s security holders with respect to any annual or other meeting of security holders not previously filed with the SEC is being furnished to the SEC in Exhibit 99.2 to this Annual Report on Form 10-K.
     The supplemental information furnished to the SEC in Exhibits 99.1 and 99.2 to this Annual Report on Form 10-K shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED International Holdings, Inc.
By:	/s/ LYLE DICKLER
Lyle Dickler
Vice President — Finance, Secretary and Treasurer (principal financial and accounting officer)

Date: October 20, 2006

POWER OF ATTORNEY
     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Jean Diamond, and Lyle Dickler, and any of them, as his true and lawful attorneys-in-fact, each acting alone, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K of SED International Holdings, Inc., and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and other appropriate agencies, granting unto said attorneys-in-fact, and any of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys- in-fact, or any of them, or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated this October 20, 2006.

/s/ JEAN DIAMOND	Chairman of the Board
Jean Diamond	Chief Executive Officer and Director (principal executive officer)

/s/ LYLE DICKLER	Vice President — Finance,
Lyle Dickler	Secretary and Treasurer (principal financial and accounting officer)

/s/ STEWART I. AARON	Director
Stewart I. Aaron

/s/ MELVYN I. COHEN	Director
Melvyn I. Cohen

/s/ JOSEPH SEGAL	Director
Joseph Segal