Form 10-Q
period 2006-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2006-11-14
CIK 800286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               To
Commission File Number 0-16345
SED International Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

GEORGIA	22-2715444
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4916 NORTH ROYAL ATLANTA DRIVE, TUCKER, GEORGIA	30084
(Address of principal executive offices)	(Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐   No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 1, 2006 was 3,878,856 shares.

SED International Holdings, Inc. and Subsidiaries
FORWARD LOOKING STATEMENT INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to SED International Holdings, Inc. and Subsidiaries.

SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share amounts)

	September 30, 2006	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$2,793	$4,426
Trade accounts receivable, net	35,806	33,584
Inventories, net	28,525	32,720
Deferred income taxes, net	58	58
Other current assets	5,581	3,586

Total current assets	72,763	74,374
Property and equipment, net	939	941

Total assets	$73,702	$75,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$25,798	$31,480
Accrued and other current liabilities	4,320	4,834
Revolving credit facility	21,722	17,532

Total liabilities	51,840	53,846

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 5,573,347 shares issued at September 30, 2006 and 5,583,347 shares issued at June 30, 2006	56	56
Additional paid-in capital	68,521	68,584
Accumulated deficit	(29,483)	(29,596)
Accumulated other comprehensive loss	(4,145)	(4,488)
Treasury stock, 1,694,491 shares at September 30, 2006 and at June 30, 2006 at cost	(13,087)	(13,087)

Total shareholders’ equity	21,862	21,469

Total liabilities and shareholders’ equity	$73,702	$75,315

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30
	2006	2005
Net sales	$96,621	$102,298
Cost of sales	91,497	97,814

Gross profit	5,124	4,484
Operating expenses:
Selling, general and administrative expense	4,517	4,388
Depreciation and amortization expense	91	117
Foreign currency transaction gain	(244)	(22)

Total operating expenses	4,364	4,483

Operating income	760	1
Interest expense	(350)	(290)

Income (loss) before income taxes and discontinued operations	410	(289)
Income tax expense	297	170

Income (loss) from continuing operations	113	(459)
Loss from discontinued operations	—	(7)

Net income (loss)	$113	$(466)

Basic and diluted income (loss) per share
From continuing operations	$.03	$(.12)
From discontinued operations	—	—

Basic and diluted income (loss) per common share	$.03	$(.12)

Weighted average number of shares outstanding:
Basic	3,879,000	3,869,000
Diluted	3,901,000	3,869,000
See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2006	2005
Net cash used in operating activities	$(6,011)	$(5,903)
Cash flows used in investing activities:
Purchases of equipment	(82)	(42)

Net cash used in investing activities	(82)	(42)

Cash flows provided by financing activities:
Net borrowings under revolving credit facility	4,191	6,774

Net cash provided by financing activities	4,191	6,774

Effect of exchange rate changes on cash	269	37

Net (decrease) increase in cash and cash equivalents	(1,633)	866
Cash and cash equivalents at beginning of period	4,426	3,082

Cash and cash equivalents at end of period	$2,793	$3,948

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or any other interim period. The June 30, 2006 balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2006.
2. Discontinued Operations
     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. Additionally, SED has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in SED’s consolidated balance sheets as of September 30 and June 30, 2006. As of June 30, 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     The Brazil Operation recognized a loss from discontinued operations of $7,000 for the three months ended September 30, 2005. Sales activity in Brazil ceased after fiscal year 2003.
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
3. Accounts Receivable

	September 30,	June 30,
	2006	2006
Trade receivables	$36,538	$34,021
Less: allowance for doubtful accounts	(732)	(437)

	$35,806	$33,584

4. Inventory

	September 30,	June 30,
	2006	2006
Inventory on hand	$27,091	$27,550
Inventory in transit	2,405	6,207
Less: allowances	(971)	(1,037)

	$28,525	$32,720

5. Comprehensive Income (Loss)
     Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive income (loss). SED’s other comprehensive income (loss) is comprised exclusively of changes in SED’s foreign currency translation adjustments, including income taxes attributable to those changes.
     Comprehensive income (loss), net of income taxes, for the three months ended September 30, 2006 and September 30, 2005 is as follows:

	Three months ended
	September 30,
	2006	2005
Net income (loss)	$113	$(466)
Changes in foreign translation adjustments	343	74

Comprehensive income (loss)	$456	$(392)

     There were no income tax effects for the three months ended September 30, 2006 or 2005. The deferred income tax asset related to the cumulative comprehensive losses was fully offset by a valuation allowance as of the beginning and end of the three months periods ended September 30, 2006 and September 30, 2005; and therefore, the comprehensive income or loss for these periods had no income tax effect.
     Accumulated other comprehensive loss included in the shareholders equity totaled $4.1 million and $4.5 million at September 30, 2006 and June 30, 2006, respectively, and consisted solely of foreign currency translation adjustments.
6. Segment Reporting
     SED operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. SED operates and manages in two geographic regions, the United Sates and Latin America. Sales of products between SED’s geographic regions are made at market prices and eliminated in consolidation. All corporate over-head is included in the results of U.S. operations.

6. Segment Reporting (Continued)
     Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2006
Net sales to unaffiliated customers	$77,264	$19,357	—	$96,621
Gross profit	$3,692	$1,432	—	5,124
Operating income	$59	$701	—	$760
Interest expense	$350	—	—	$350
Income tax expense	$7	$290	—	$297
(Loss) income from continuing operations	$(298)	$411	—	$113
Total assets at September 30, 2006	$68,914	$17,057	$(12,269)	$73,702

For the three months ended September 30, 2005
Net sales to unaffiliated customers	$86,833	$15,465	—	$102,298
Gross profit	$3,225	$1,259	—	$4,484
Operating (loss) income	$(461)	$462	—	$1
Interest expense	$290	—	—	$290
Income tax expense	$6	$164	—	$170
(Loss) income from continuing operations	$(757)	$298	—	$(459)
Total assets at September 30, 2005	$93,750	$16,389	$(30,501)	$79,638
     Net sales by product category is as follows:

	Micro-	Consumer	Wireless
For the three months ended	Computer	Electronics	Telephone	Handling
September 30,	Products	Products	Products	Revenue	Total

2006	$85,786	$8,165	$2,413	$257	$96,621
2005	$81,957	$7,274	$12,734	$333	$102,298
     Approximately 37.3% and 30.1% of SED’s net sales for the three months ended September 30, 2006 and 2005, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.
7. Restricted Stock, Stock Options and Other Stock Plans
     SED reversed $65,000 of expense for the three months ended September 30, 2006 related to the forfeiture of non-vested share-based compensation. Stock-based compensation expense recognized during the three months ended September 30, 2006 was approximately $1,000.
     As of September 30, 2006, there was approximately $7,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements under our plans.
     No stock options or awards were granted during the three months ended September 30, 2006 and 2005.

8. Credit Facility and Bank Debt
     Until September 2005, SED had a credit agreement with Fleet Capital Corporation (“Fleet”), which provided for borrowings under a line of credit of up to $35 million. On September 21, 2005, SED entered into a three year credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”). The Wachovia Agreement provides for revolving borrowings up to $35 million based upon SED’s eligible accounts receivable and inventory as defined therein. Under the Wachovia Agreement, the credit facility may be increased to $50 million in $5 million increments if certain additional criteria are met.
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
     Available borrowings under this agreement, based on collateral limitations at September 30, 2006 were $6.6 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended September 30, 2006 were $18.8 million, $21.7 million and 7.4%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 7.6 % at September 30, 2006.
     The carrying value of all bank debt at September 30, 2006 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $2.4 million at September 30, 2006.
9. Legal Proceedings
     On June 19, 2006 we instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, we assert that Mr. Levine breached the terms of our Termination Agreement and request that the court grant injunctive relief. In response, Mr. Levine has denied our assertions, filed a third party complaint against SED International Holdings and asserted counterclaims against SED International alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, we filed an Answer to his third party complaint and discovery has commenced. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend and prosecute this matter.
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 06-CV-12452-7. In this lawsuit, he alleges that we breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, we moved for summary judgment and the court has ruled in our favor. Mr. Diamond has appealed that decision. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer, of SED Holdings; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED International Holdings. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend this matter.

     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in our favor. Mr. Diamond appealed that decision and we motioned for summary judgment in our favor. In October 2006, the Department of Labor denied our motion for summary judgment in connection with his appeal and a trial was held on the issues. In connection with the trial, the judge requested that both sides submit briefs by January 2007. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter.
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on October 25, 2005, the Company was named in a lawsuit filed by Rockland Credit Finance, LLC, a Maryland limited liability company (“Rockland”), in the Superior Court of New Jersey, County of Essex captioned Rockland Credit Finance, LLC vs. Nikada Inc., et al., Docket no. ESX-L-00-8310-05. In the lawsuit, Rockland alleges that the Company is indebted to them as a result of the Company’s relationship with Nikada, Inc., a New Jersey corporation and a former product supplier to the Company, and seeks money damages in the amount of approximately $700,000 plus interest, costs and attorneys’ fees. The Company denies all the allegations. The Company has brought a third party claim against Nikada and its owner for misrepresentations and filed a Motion to Dismiss, which motion has not yet been ruled upon by the presiding court. In the event the Company’s motion is denied, discovery on the merits of the case will commence. The Company believes that it has meritorious defenses and will vigorously defend this matter.
10. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of Financial Accounting Standards Board Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by SED no later than the beginning of its fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.
     On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3, “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123(R). The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion should be read in conjunction with the condensed consolidated financial statements of SED and the notes thereto included in this quarterly report. Historical operating results are not necessarily indicative of trends in operating results for any future period.
Overview
     SED is an international distributor of microcomputer products, including personal computers, printers and other peripherals, supplies, networking products, consumer electronics and wireless telephone products, serving value-added resellers and dealers throughout the United States and Latin America.
Critical Accounting Policies and Estimates
General. Management’s discussion and analysis of SED’s financial condition and results of operations are based upon SED’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to vendor programs and incentives, bad debts, inventories, investments and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.
Revenue Recognition. SED recognizes revenue for products sold at the time shipment occurs and collection of the resulting receivable is deemed probable by SED. SED allows its customers to return product for exchange or credit subject to certain limitations. Provisions for estimated losses on such returns are recorded at the time of sale. Funds received from vendors for product rebates are accounted for as a reduction of product cost. Shipping and handling revenues are included in net sales and shipping costs are included in cost of sales.
Commitments and Contingencies. During the ordinary course of business, contingencies arise resulting from an existing condition, situation, or set of circumstances involving uncertainty as to possible gain, a gain contingency, or loss contingency, that will ultimately be resolved when one or more future events occur or fail to occur. Resolution of the uncertainty may confirm the acquisition of an asset or the reduction of a liability or the loss or impairment of an asset or the incurrence of a liability. When loss contingencies exist, such as, but not limited to, pending or threatened litigation, actual or possible claims and assessments, collectibility of receivables or obligations related to product warranties and product defects or statutory obligations, the likelihood of the future event or events occurring generally will confirm the loss or impairment of an asset or the incurrence of a liability.
Accounts Receivable. Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts.
Allowance for Doubtful Accounts. An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. SED evaluates the collectibility of accounts receivable based on a combination of factors. Initially, SED estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when SED becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.

Inventory. Inventories are stated at the lower of cost (first-in, first-out method) or market. Most of SED’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, SED identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, SED estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect SED from inventory losses, the risk of loss associated with obsolete and slow moving inventories would increase.
Foreign Currency Translation. The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of tax. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the statement of operations.
Results of Continuing Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s consolidated statements of operations:

	Three Months Ended
	September 30,
	2006	2005
Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.70%	95.62%

Gross profit	5.30%	4.38%
Operating expenses:
Selling, general and administrative expense	4.67%	4.29%
Depreciation and amortization expense	.09%	.11%
Foreign currency transaction gain	(.25)%	(.02)%

Total operating expenses	4.51%	4.38%

Operating income	.79%	.00%
Interest expense, net	.36%	.28%

Income (loss) before income taxes	.43%	(.28)%
Income tax expense	.31%	.17%

Income (loss) from continuing operations	.12%	(.45)%

Three Months Ended September 30, 2006 and 2005
Revenues. Total revenues for the three months ended September 30, 2006 decreased 5.5% to $96.6 million as compared to $102.3 million for the three months ended September 30, 2005. The decrease in total revenues is primarily attributable to the decrease in our wireless telephone revenues which was partially offset by an increase in microcomputer product sales. Microcomputer product sales for the three months ended September 30, 2006 increased 4.7% to $85.8 million as compared to $82.0 million for the three months ended September 30, 2005. The increase in microcomputer product sales for the three months ended September 30, 2006 was primarily due to an increase in demand for notebooks, software and monitors. Wireless telephone revenues for the three months ended September 30, 2006 decreased 81.0% to $2.4 million as compared to $12.7 million for the three months ended September 30, 2005. The decrease in wireless revenues under the prior year quarter is primarily due to LG product availability issues.

     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	September 30,		Change
	2006	2005	Amount	Percent
United States
Domestic	$60.6	$71.6	$(11.0)	(15.4)%
Export	16.6	15.2	1.4	9.2%
Latin America	19.4	15.5	3.9	25.2%

Consolidated	$96.6	$102.3	$(5.7)	(5.6)%

     Domestic revenues declined $11 million to $60.6 million or 15.4% for the three months ended September 30, 2006 as compared to $71.6 million for the three months ended September 30, 2005. The decrease is primarily attributed to a decline in cellular sales.
     The increase in the U.S. export sales was due primarily due to an improvement in the sale of printers and printer consumables.
     The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.
     Sales of microcomputer products represented approximately 89.0% of SED’s first quarter net sales compared to 80.5% for the same period last year. Sales of wireless telephone products accounted for approximately 2.5% of SED’s first quarter net sales compared to 12.4% for the same period last year. Sales of consumer electronics represented 8.5% for first quarter and 7.1% for the same period last year.
Gross Profit Margins. Gross profit margin was $5.1 million or 5.3% for the three months ended September 30, 2006 compared to $4.5 million or 4.4% for the three months ended September 30, 2005. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.
Selling, General and Administrative Expense. Selling, general and administrative expenses were $4.5 million for the three months ended September 30, 2006 compared to $4.4 million at September 30, 2005. Selling, general and administrative expenses as a percentage of revenues were 4.7% for the three months ended September 30, 2006 as compared to 4.3% for the three months ended September 30, 2005. The increase in expense over the prior year quarter is primarily attributed to several factors including (i) legal fees (ii) professional fees and (iii) other miscellaneous expenses which were partially offset by a decrease in other employee related and general operating expenses of $177,000 and a decline of $70,000 in banking expenses.
Depreciation. Depreciation expense was $91,000 and $117,000 for the three months ended September 30, 2006 and 2005, respectively. The decline reflects lower capital expenditures.
Foreign Currency Transaction. Foreign currency transaction gains for the three months ended September 30, 2006 were $244,000 as compared to $22,000 for the three months ended September 30, 2005. The increase in foreign currency transaction gains reflects the improvement in the foreign currencies and exchange rates in which SED operates.
Interest Expense. Interest expense was $350,000 and $290,000 for the three months ended September 30, 2006 and 2005, respectively. The increase in interest expense is related to rising interest rates and higher average loan balances.

Provision for Income Taxes. Income tax expense was approximately $297,000 for the three months ended September 30, 2006 as compared to $170,000 for the three months ended September 30, 2005. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit on the net operating loss carry-forward.
Results of Discontinued Operations
     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. Additionally, SED has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in SED’s consolidated balance sheets as of September 30, 2006 and June 30, 2006. As of June 30, 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     The Brazil Operation recognized a loss from discontinued operations of $7,000 for the three months ended September 30, 2005. Sales activity in Brazil ceased after fiscal year 2003.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services.
Financial Condition and Liquidity
Overview. At September 30, 2006 SED had cash and cash equivalents totaling $2.8 million. At September 30, 2006, SED’s principal source of liquidity is its $2.8 million of cash, and borrowings under its revolving credit facility. SED’s availability under the Wachovia Agreement was $6.6 million on September 30, 2006, net of $2.4 million in reserves for outstanding Letters of Credit. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In September 2005, SED entered into a three year, $35 million credit facility with Wachovia Bank, National Association, which was used in part to pay off the Fleet Capital Corporation Bank borrowings. SED derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries. SED has no off-balance sheet arrangements or transactions involving special purpose entities.
Operating Activities. Cash used in operating activities was $6.0 million for the three months ended September 30, 2006 as compared to $5.9 million used in operating activities for the three-month period ended September 30, 2005.
     Net trade receivables were $35.8 million at September 30, 2006 and $33.6 million at June 30, 2006. The increase in trade receivables is a direct result of the addition of larger slower-paying customers. Average days sales outstanding at September 30, 2006 were approximately 33.9 days as compared to 31.3 days at June 30, 2006.
     Net inventories decreased $4.2 million to $28.5 million at September 30, 2006 from $32.7 million at June 30, 2006. The decrease in inventory is primarily due to a decline in SED’s hard drive inventory and ongoing efforts by management to improve inventory turns.
     Prepaid and other current assets increased to $5.6 million at September 30, 2006 from $3.6 million at June 30, 2006 primarily as a result of prepaid inventory deposits.

     Accounts payable decreased $5.7 million to $25.8 million at September 30, 2006 compared to $31.5 million at June 30, 2006. The decrease in accounts payable is primarily attributed to the decline in inventory from June 30, 2006 and the timing of vendor payments.
Financing Activities. Net borrowings under the revolving credit facility increased $4.2 million to $21.7 million at September 30, 2006 compared to $17.5 million at June 30, 2006.
     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. SED does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the three months ended September 30, 2006.
Summary. SED believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the short-term working capital and liquidity requirements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Foreign Currency Exchange
     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, SED recorded foreign currency translation gain as a component of comprehensive loss of approximately $343,000 for the three months ended September 30, 2006.
     SED distributes many of its products in foreign countries, primarily in Latin America. Approximately 20.1% of SED’s total net sales were generated from sales made to resellers located in Latin American countries during the three month period ended September 30, 2006. SED manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, SED’s foreign subsidiaries procure inventory payable in US dollars for resale in their respective countries. Upon settlement of the payables, SED may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the three months ended September 30, 2006, SED recorded transaction gains of approximately $244,000. At September 30, 2006, SED’s foreign subsidiaries had approximately $2.7 million in US dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, SED would record a transaction loss of approximately $270,000. Conversely, if the value of the dollar declines by 10%, SED would record a transaction gain of approximately $270,000.

SED was not a party to any hedge transactions as of September 30, 2006. The information included in SED’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after September 30, 2006 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.
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
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1. Legal Proceedings
     On June 19, 2006 we instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, we assert that Mr. Levine breached the terms of our Termination Agreement and request that the court grant injunctive relief. In response, Mr. Levine has denied our assertions, filed a third party complaint against SED International Holdings and asserted counterclaims against SED International alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, we filed an Answer to his third party complaint and discovery has commenced. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend and prosecute this matter.
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 06-CV-12452-7. In this lawsuit, he alleges that we breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, we moved for summary judgment and the court has ruled in our favor. Mr. Diamond has appealed that decision. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer, of SED Holdings; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED International Holdings. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend this matter.
     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in our favor. Mr. Diamond appealed that decision and we motioned for summary judgment in our favor. In October 2006, the Department of Labor denied our motion for summary judgment in connection with his appeal and a trial was held on the issues. In connection with the trial, the judge requested that both sides submit briefs by January 2007. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter.

ITEM 1A. Risk Factors
     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, which could materially affect our business, financial position and results of operations. The risks described in our Annual Report on Form 10-K are not the only risks facing SED. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and results of operations.
     The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2006 should be considered in connection with evaluation the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially form those projected in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of SED’s could decline, and you may lose all or part of your investment.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
ITEM 3. Defaults Upon Senior Securities
          Not applicable.
ITEM 4. Submission of Matters to a Vote of Security Holders
          Not applicable.
ITEM 5. Other Information
          Not applicable.
ITEM 6. Exhibits and Reports on Form 8-K
     Exhibits
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)
Date: November 13, 2006
/s/ Jean Diamond

Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2006	/s/ Lyle Dickler

Lyle Dickler
Vice President of Finance
(Principal Financial and Accounting Officer)