Form 10-Q
period 2006-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2007-02-14
CIK 800286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2006

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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑     No☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer☐	Accelerated Filer☐	Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes☐      No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 1, 2007 was 3,878,856 shares.

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

Part 1. Financial Information
Item 1. Financial Statements
SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	December 31, 2006	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$4,219	$4,426
Trade accounts receivable, net	34,771	33,584
Inventories, net	40,266	32,720
Deferred income taxes, net	45	58
Other current assets	3,596	3,586

Total current assets	82,897	74,374
Property and equipment, net	1,017	941

Total assets	$83,914	$75,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$34,521	$31,480
Accrued and other current liabilities	4,487	4,834
Revolving credit facility	22,606	17,532

Total liabilities	61,614	53,846

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 5,573,347 shares issued at December 31, 2006 and 5,583,347 shares issued at June 30, 2006	56	56
Additional paid-in capital	68,531	68,584
Accumulated deficit	(29,456)	(29,596)
Accumulated other comprehensive loss	(3,744)	(4,488)
Treasury stock, 1,694,491 shares at December 31, 2006 and at June 30, 2006 at cost	(13,087)	(13,087)

Total shareholders’ equity	22,300	21,469

Total liabilities and shareholders’ equity	$83,914	$75,315

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	$93,009	$102,986	$189,630	$205,284
Cost of sales	87,645	97,711	179,142	195,525

Gross profit	5,364	5,275	10,488	9,759
Operating expenses:
Selling, general and administrative expense	4,721	4,389	9,238	8,777
Depreciation and amortization expense	101	111	192	228
Foreign currency transaction (gain) loss	(208)	19	(452)	(3)

Total operating expenses	4,614	4,519	8,978	9,002

Operating income	750	756	1,510	757
Interest expense	396	332	746	622

Income before income taxes and discontinued operations	354	424	764	135
Income tax expense	327	266	624	436

Income (loss) from continuing operations	27	158	140	(301)
Loss from discontinued operations	—	—	—	(7)

Net income (loss)	$27	$158	$140	$(308)

Basic and diluted income (loss) per share
From continuing operations	$.01	$.04	$.04	$(.08)
From discontinued operations	—	—	—	—

Basic and diluted income (loss) per common share	$.01	$.04	$.04	$(.08)

Weighted average number of shares outstanding:
Basic	3,879,000	3,869,000	3,879,000	3,869,000
Diluted	3,915,000	3,871,000	3,912,000	3,869,000
See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2006	2005
Net cash used in operating activities	$(5,505)	$(7,501)
Cash flows used in investing activities:
Purchases of equipment	(245)	(80)

Net cash used in investing activities	(245)	(80)

Cash flows provided by financing activities:
Net borrowings under revolving credit facility	5,074	8,161

Net cash provided by financing activities	5,074	8,161

Effect of exchange rate changes on cash	469	22

Net (decrease) increase in cash and cash equivalents	(207)	602
Cash and cash equivalents at beginning of period	4,426	3,082

Cash and cash equivalents at end of period	$4,219	$3,684

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or any other interim period. The June 30, 2006 balance sheet has been derived from the audited consolidated financial statements included in the SED’s Form 10-K.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2006.
2. Earnings per Common Share
     Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings are the dilutive effect of 67,500 and 50,000 options for the three months ended December 31, 2006 and 2005, respectively and 67,500 options for the six months ended December 31, 2006.
     Diluted earnings per common share for the three and six month periods ended December 31, 2006 and 2005 does not reflect the total of any incremental shares related to the assumed conversion or exercise of stock options (458,686 and 441,509 for the three months ended December 31, 2006 and 2005, respectively, and 458,686 and 441,509 for the six months ended December 31, 2006 and 2005, respectively) as the effect of such inclusion would be anti-dilutive.
3. Discontinued Operations
     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. Additionally, SED has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in SED’s consolidated balance sheets as of December 31 and June 30, 2006. As of June 30, 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     The Brazil Operation recognized a loss from discontinued operations of $7,000 for the three months ended September 30, 2005 and had no gain or loss for the three months ended December 31, 2005. The Brazil Operation had no gain or loss for the three and six months ended December 31, 2006. Sales activity in Brazil ceased after fiscal year 2003.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services.
     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $200,000 to cover any losses and expenses related to these claims.

4. Accounts Receivable

	December 31,	June 30,
	2006	2006
Trade receivables	$35,642	$34,021
Less: allowance for doubtful accounts	(871)	(437)

	$34,771	$33,584

5. Inventory

	December 31,	June 30,
	2006	2006
Inventory on hand	$34,920	$27,550
Inventory in transit	6,437	6,207
Less: allowances	(1,091)	(1,037)

	$40,266	$32,720

6. Comprehensive Income (Loss)
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
     Comprehensive income (loss), net of income taxes, for the three months and six months ended December 31, 2006 and December 31, 2005 is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2006	2005	2006	2005
Net income (loss)	$27	$158	$140	$(308)
Changes in foreign translation adjustments	401	(126)	744	(52)

Comprehensive income (loss)	$428	$32	$884	$(360)

     There were no income tax effects related to the changes in foreign translation adjustments for the three months and six months ended December 31, 2006 or 2005. The deferred income tax asset related to the cumulative translation adjustment was fully offset by a valuation allowance as of the beginning and end of the three months and six months periods ended December 31, 2006 and December 31, 2005; and therefore, the comprehensive income or loss for these periods had no income tax effect.
     Accumulated other comprehensive loss included in the shareholders equity totaled $3.7 million and $4.5 million at December 31, 2006 and June 30, 2006, respectively, and consisted solely of foreign currency translation adjustments.

7. Segment Reporting
     SED operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. SED operates and manages in two geographic regions, the United States and Latin America. Sales of products between SED’s geographic regions are made at market prices and eliminated in consolidation. All corporate over-head is included in the results of U.S. operations.
     Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2006
Net sales to unaffiliated customers	$72,356	$20,852	$(199)	$93,009
Gross profit	$3,747	$1,617	—	$5,364
Operating (loss) income	$(58)	$808	—	$750
Interest expense	$396	—	—	$396
Income tax expense	—	$327	—	$327
(Loss) income from continuing operations	$(455)	$482	—	$27
Total assets at December 31, 2006	$74,737	$21,447	$(12,270)	$83,914

For the three months ended December 31, 2005
Net sales to unaffiliated customers	$83,982	$19,004	—	$102,986
Gross profit	$3,700	$1,575	—	$5,275
Operating income	$137	$619	—	$756
Interest expense	$332	—	—	$332
Income tax expense	—	$266	—	$266
(Loss) income from continuing operations	$(195)	$353	—	$158
Total assets at December 31, 2005	$78,008	$18,219	$(12,259)	$83,968
     Net sales by product category is as follows:

	Micro-	Consumer	Wireless
For the three months	Computer	Electronics	Telephone	Handling
ended December 31,	Products	Products	Products	Revenue	Total

2006	$79,181	$11,748	$1,835	$245	$93,009
2005	$85,470	$10,183	$7,005	$328	$102,986
     Approximately 39.9% and 32.9% of SED’s net sales for the three months ended December 31, 2006 and 2005, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2006
Net sales to unaffiliated customers	$149,620	$40,209	$(199)	$189,630
Gross profit	$7,439	$3,049	—	$10,488
Operating income	$1	$1,509	—	$1,510
Interest expense	$746	—	—	$746
Income tax expense	$7	$617	—	$624
(Loss) income from continuing operations	$(753)	$893	—	$140
Total assets at December 31, 2006	$74,737	$21,447	$(12,270)	$83,914

For the six months ended December 31, 2005
Net sales to unaffiliated customers	$170,815	$34,469	—	$205,284
Gross profit	$6,925	$2,834	—	$9,759
Operating (loss) income	$(324)	$1,081	—	$757
Interest expense	$622	—	—	$622
Income tax expense	$6	$430	—	$436
(Loss) income from continuing operations	$(952)	$651	—	$(301)
Total assets at December 31, 2005	$78,008	$18,219	$(12,259)	$83,968
     Net sales by product category is as follows:

	Micro-	Consumer	Wireless
For the six months	Computer	Electronics	Telephone	Handling
ended December 31,	Products	Products	Products	Revenue	Total

2006	$164,966	$19,913	$4,249	$502	$189,630
2005	$167,427	$17,456	$19,739	$662	$205,284
     Approximately 38.6% and 31.5% of SED’s net sales for the six months ended December 31, 2006 and 2005, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.
     8. Restricted Stock, Stock Options and Other Stock Plans
     SED reversed $65,000 of expense during the first quarter of fiscal 2007 related to the forfeiture of non-vested share-based compensation and none for the three months ended December 31, 2006. Stock-based compensation expense recognized during the three months and six months ended December 31, 2006 was approximately $8,000 and $9,000, respectively.
     As of December 31, 2006, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under our plans.
     No stock options or awards were granted during the six months ended December 31, 2006 and 2005.

9. Credit Facility and Bank Debt
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
     The Wachovia Agreement also contains certain covenants which, among other things, require that if SED’s availability is less than $5 million at any time during the agreement, SED must restrict or limit capital expenditures and advances to SED’s Latin American subsidiaries. The Wachovia Agreement also contains certain covenants which, among other things, require that if SED’s availability is less than $5 million at any time during the agreement, then maintenance of a minimum fixed charge coverage ratio is required, as defined. The Wachovia Agreement also restricts SED’s ability to distribute dividends.
     Available borrowings under this agreement, based on collateral limitations at December 31, 2006 were $7.3 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended December 31, 2006 were $20.9 million, $24.5 million and 7.2%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 7.3% at December 31, 2006. Average borrowings, maximum borrowings and weighted average interest rate for the six months ended December 31, 2006 were $19.8 million, $24.5 million and 7.3%, respectively.
     The carrying value of all bank debt at December 31, 2006 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $4.1 million at December 31, 2006.
     On January 26, 2007, the Company entered into an interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5,000,000 notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.2%. The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.
10. Legal Proceedings
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
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 06-CV-12452-7. In this lawsuit, he alleges that we breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, we moved for summary judgment and the court has ruled in our favor. Subsequently, an appeal by Mr. Diamond, of that summary judgment decision was withdrawn. Upon withdrawal, the trial court scheduled a hearing on our motion to disqualify the attorney representing Mr. Diamond due to a conflict of interest. We are currently waiting for that hearing to be rescheduled. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of SED Holdings; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED International Holdings. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend this matter.
     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in our favor. Mr. Diamond appealed that decision and we motioned for summary judgment in our favor. In October 2006, the Department of Labor denied our motion for summary judgment in connection with his appeal and a trial was held on the issues. In connection with the trial, both sides submitted briefs in January 2007 and response briefs are due by March 2007. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter.
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
11. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of Financial Accounting Standards Board Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by SED no later than the beginning of its fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.
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
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”), Financial Statements – Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies could evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that could be immaterial under one approach could be viewed as material under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The Company is required to adopt the provisions of SAB 108 effective with the fiscal year ending June 30, 2007 and does not expect the provisions of SAB 108 to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS 157 in the first quarter of fiscal 2008. The Company is currently in the process of assessing what impact FAS 157 may have on its consolidated financial position, results of operations or cash flows.
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

Results of Continuing Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.23%	94.88%	94.47%	95.25%

Gross profit	5.77%	5.12%	5.53%	4.75%
Operating expenses:
Selling, general and administrative expense	5.08%	4.26%	4.87%	4.28%
Depreciation and amortization expense	.11%	.11%	.10%	.11%
Foreign currency transaction (gain) loss	(.22)%	.02%	(.24)%	—

Total operating expenses	4.97%	4.39%	4.73%	4.39%

Operating income	.80%	.73%	.80%	.36%
Interest expense	.43%	.32%	.39%	.30%

Income before income taxes	.37%	.41%	.41%	.06%
Income tax expense	.35%	.26%	.33%	.21%

Income (loss) from continuing operations	.02%	.15%	.08%	(.15)%

Three Months Ended December 31, 2006 and 2005
Revenues. Total revenues for the three months ended December 31, 2006 decreased 9.7% to $93.0 million as compared to $103.0 million for the three months ended December 31, 2005. The decrease in total revenues is primarily attributable to the decrease in our wireless telephone revenues and a decrease in microcomputer product sales. Sales of consumer electronics products increased. Microcomputer product sales for the three months ended December 31, 2006 decreased 7.4% to $79.2 million as compared to $85.5 million for the three months ended December 31, 2005. The decrease in microcomputer product sales was primarily due to a decrease in revenues from mass storage products. Wireless telephone revenues for the three months ended December 31, 2006 decreased 73.8% to $1.8 million as compared to $7.0 million for the three months ended December 31, 2005. The decrease in wireless revenues was primarily due to LG product availability issues caused by a discontinued vendor relationship with LG. Consumer electronics product sales for the three months ended December 31, 2006 increased 15.4% to $11.7 million as compared to $10.2 million for the three months ended December 31, 2005. The increase in consumer electronics revenues resulted from an increase in sales of flat panel televisions.
     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	December 31,		Change
	2006	2005	Amount	Percent
United States
Domestic	$55.9	$69.1	$(13.2)	(19.1)%
Export	16.5	14.9	1.6	10.7%
Latin America	20.8	19.0	1.8	9.5%
Elimination	(.2)	—	(.2)	—

Consolidated	$93.0	$103.0	$(10.0)	(9.7)%

     Domestic revenues declined $13.2 million to $55.9 million or 19.1% for the three months ended December 31, 2006 as compared to $69.1 million for the three months ended December 31, 2005. The decrease is primarily attributed to a decline in cellular sales and microcomputer products.
     The increase in the U.S. export sales was due primarily due to an improvement in the sale of printers and printer consumables.
     The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.
     Sales of microcomputer products, including shipping and handling revenue, represented approximately 85.4% of SED’s second quarter net sales compared to 83.3% for the same period last year. Sales of wireless telephone products accounted for approximately 2.0% of SED’s second quarter net sales compared to 6.8 % for the same period last year. Sales of consumer electronics represented 12.6% for first quarter and 9.9 % for the same period last year.
Gross Profit Margins. Gross profit margin was $5.4 million or 5.8% for the three months ended December 31, 2006 compared to $5.3 million or 5.1% for the three months ended December 31, 2005. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.
Selling, General and Administrative Expense. Selling, general and administrative expenses were $4.7 million for the three months ended December 31, 2006 compared to $4.4 million at December 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 5.1% for the three months ended December 31, 2006 as compared to 4.3% for the three months ended December 31, 2005. The increase in expense over the prior year quarter is primarily attributed to several factors including (i) an increase in security related expenses of $50,000 at company warehouse facilities and (ii) a credit of $130,000 recorded in the prior year quarter for sales tax.
Depreciation. Depreciation expense was $101,000 and $111,000 for the three months ended December 31, 2006 and 2005, respectively. The decline reflects lower capital expenditures.
Foreign Currency Transaction. Foreign currency transaction gains for the three months ended December 31, 2006 were $208,000 as compared to a foreign currency transaction loss of $19,000 for the three months ended December 31, 2005. The increase in foreign currency transaction gains reflects the improvement in the foreign currencies and exchange rates in which SED operates.
Interest Expense. Interest expense was $396,000 and $332,000 for the three months ended December 31, 2006 and 2005, respectively. The increase in interest expense is related to rising interest rates and higher average loan balances.
Provision for Income Taxes. Income tax expense was approximately $327,000 for the three months ended December 31, 2006 as compared to $266,000 for the three months ended December 31, 2005. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit on the net operating loss carry-forward.
Six Months Ended December 31, 2006 and 2005
Revenues. Total revenues for the six months ended December 31, 2006 decreased 7.6% to $189.6 million as compared to $205.3 million for the six months ended December 31, 2005. The decrease in total revenues is primarily attributable to the decrease in our wireless telephone sales and a decrease in microcomputer product sales. Sales of consumer electronics products increased. Microcomputer product sales for the six months ended December 31, 2006 decreased 1.5% to $165.0 million as compared to $167.4 million for the six months ended December 31, 2005. The decrease in microcomputer product sales was primarily due to a decrease in revenues from mass storage products. Wireless telephone revenues for the six months ended December 31, 2006 decreased 78.5% to $4.3 million as compared to $19.7 million for the six months ended December 31, 2005. The decrease in wireless revenues was primarily due to LG product availability issues caused by a discontinued vendor relationship with LG. Consumer electronics product sales for the six months ended December 31, 2006 increased 14.1% to $19.9 million as compared to $17.5 million for the six months ended December 31, 2005. The increase in consumer electronics revenues resulted from an increase in sales of flat panel televisions.
     Information concerning SED’s domestic and international revenues is summarized below:

	Six Months Ended
	December 31,		Change
	2006	2005	Amount	Percent
United States
Domestic	$116.4	$140.7	$(24.3)	(17.3)%
Export	33.2	30.1	3.1	10.3%
Latin America	40.2	34.5	5.7	16.5%
Elimination	(.2)	—	(.2)	—

Consolidated	$189.6	$205.3	$(15.7)	(7.6)%

     Domestic revenues declined $24.3 million to $116.4 million or 17.3% for the six months ended December 31, 2006 as compared to $140.7 million for the six months ended December 31, 2005. The decrease is primarily attributed to a decline in cellular and micro computer product sales.
     The increase in the U.S. export sales was due primarily due to an improvement in the sale of printers and printer consumables.
     The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.
     Sales of microcomputer products, including shipping and handling revenue, represented approximately 87.3% of SED’s six months ended December 31, 2006 net sales compared to 81.9% for the same period last year. Sales of wireless telephone products accounted for approximately 2.2% of SED’s six months ended December 31, 2006 net sales compared to 9.6% for the same period last year. Sales of consumer electronics represented 10.5% for six months ended December 31, 2006 and 8.5% for the same period last year.
Gross Profit Margins. Gross profit margin was $10.5 million or 5.5% for the six months ended December 31, 2006 compared to $9.8 million or 4.8% for the six months ended December 31, 2005. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.
Selling, General and Administrative Expense. Selling, general and administrative expenses were $9.2 million for the six months ended December 31, 2006 compared to $8.8 million at December 31, 2005. Selling, general and administrative expenses as a percentage of revenues were 4.9% for the six months ended December 31, 2006 as compared to 4.3% for the six months ended December 31, 2005. The increase in expense over the prior year period is primarily attributed to several factors including (i) credits totaling $200,000 for reversed sales tax accruals and (ii) miscellaneous income of $150,000, which were recorded in the prior year period.
Depreciation. Depreciation expense was $192,000 and $228,000 for the six months ended December 31, 2006 and 2005, respectively.
Foreign Currency Transaction. Foreign currency transaction gains for the six months ended December 31, 2006 were $452,000 as compared to $3,000 for the six months ended December 31, 2005. The increase in foreign currency transaction gains reflects the improvement in the foreign currencies and exchange rates in which SED operates.
Interest Expense. Interest expense was $746,000 and $622,000 for the six months ended December 31, 2006 and 2005, respectively. The increase in interest expense is related to rising interest rates and higher average loan balances.

Provision for Income Taxes. Income tax expense was approximately $624,000 for the six months ended December 31, 2006 as compared to $436,000 for the six months ended December 31, 2005. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit on the net operating loss carry-forward.
Results of Discontinued Operations
     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. Additionally, SED has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in SED’s consolidated balance sheets as of December 31, 2006 and June 30, 2006. As of June 30, 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     The Brazil Operation had no recognized loss or gain from discontinued operations for the six months ended December 31, 2006 and had a loss from discontinued operations of $7,000 for the six months ended December 31, 2005. Sales activity in Brazil ceased after fiscal year 2003.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services.
Financial Condition and Liquidity
Overview. At December 31, 2006 SED had cash and cash equivalents totaling approximately $4.2 million. At December 31, 2006, SED’s principal source of liquidity is its $4.2 million of cash, and borrowings under its revolving credit facility. SED’s availability under the Wachovia Agreement was $7.3 million on December 31, 2006, net of $4.1 million in reserves for outstanding Letters of Credit. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In September 2005, SED entered into a three year, $35 million credit facility with Wachovia Bank, National Association, which was used in part to pay off the Fleet Capital Corporation Bank borrowings. SED derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries. SED has no off-balance sheet arrangements or transactions involving special purpose entities.
Operating Activities. Cash used in operating activities was $5.5 million for the six months ended December 31, 2006 as compared to $7.5 million used in operating activities for the six month period ended December 31, 2005.
     Net trade receivables were $34.8 million at December 31, 2006 and $33.6 million at June 30, 2006. The increase in trade receivables is a direct result of the addition of larger slower-paying customers. Average days sales outstanding at December 31, 2006 were approximately 34.4 days as compared to 31.3 days at June 30, 2006.
     Net inventories increased $7.5 million to $40.2 million at December 31, 2006 from $32.7 million at June 30, 2006. The increase in inventory is primarily due to an increase in SED’s mass storage inventory and consumer electronics flat panel television products.
     Other current assets were $3.6 million at December 31, 2006 and June 30, 2006.

     Accounts payable increased $3.0 million to $34.5 million at December 31, 2006 compared to $31.5 million at June 30, 2006. The increase in accounts payable is primarily attributed to the increase in inventory from June 30, 2006 and the timing of vendor payments.
Financing Activities. Net borrowings under the revolving credit facility increased $5.1 million to $22.6 million at December 31, 2006 compared to $17.5 million at June 30, 2006.
     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. SED does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the three months ended December 31, 2006.
Summary. SED believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the working capital and liquidity requirements for the next 12 months.
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
     On January 26, 2007, the Company entered into an interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5,000,000 notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.2%. The Company utilizes derivative financial instruments to reduce interest rate risk.
Foreign Currency Exchange
     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, SED recorded foreign currency translation gain as a component of comprehensive loss of approximately $744,000 for the six months ended December 31, 2006.
     SED distributes many of its products in foreign countries, primarily in Latin America. Approximately 16.7% of SED’s total net sales were generated from sales made to resellers located in Latin American countries during the six month period ended December 31, 2006. SED manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, SED’s foreign subsidiaries procure inventory payable in US dollars for resale in their respective countries. Upon settlement of the payables, SED may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the six months ended December 31, 2006, SED recorded transaction gains of approximately $452,000. At December 31, 2006, SED’s foreign subsidiaries had approximately $6.1 million in US dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, SED would record a transaction loss of approximately $610,000. Conversely, if the value of the dollar declines by 10%, SED would record a transaction gain of approximately $610,000. SED was not a party to any hedge transactions as of December 31, 2006. The information included in SED’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after December 31, 2006 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive and financial officers, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     There have been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting due to our reentry as a reporting company under the Exchange Act. Subsequent to our fiscal year ended June 30, 2006 and during the period covered by this report we increased our focus on controls over financial reporting to strengthen our disclosure controls and procedures in order to ensure that they are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
PART II – OTHER INFORMATION
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
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 06-CV-12452-7. In this lawsuit, he alleges that we breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, we moved for summary judgment and the court has ruled in our favor. Subsequently, an appeal by Mr. Diamond of that summary judgment decision was withdrawn. Upon withdrawal, the trial court scheduled a hearing on our motion to disqualify the attorney representing Mr. Diamond due to a conflict of interest. We are currently waiting for that hearing to be rescheduled. From 1999 to 2005 Mr. Diamond was president, chief operating officer and a director. During that period, from 2003 to 2005 he was also chief executive officer; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International. We believe that we have meritorious defenses to his complaint and counterclaims and will vigorously defend this matter.

     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in our favor. Mr. Diamond appealed that decision and we motioned for summary judgment in our favor. In October 2006, the Department of Labor denied our motion for summary judgment in connection with his appeal and a trial was held on the issues. In connection with the trial, both sides submitted briefs in January 2007 and response briefs are due by March 2007. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter.
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
     There have been no material changes to the Risk Factors included in our Annual Report on Form 10-K, for the fiscal year ended June 30, 2006.
ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
          Not applicable.
ITEM 3. Defaults Upon Senior Securities
          Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders
     The 2006 Annual Meeting of the Shareholders of SED International Holdings, Inc. was held on November 29, 2006 in Roseland, New Jersey. On the record date for the annual meeting, 3,878,856 shares of common stock were outstanding and eligible to vote.
     The shareholders of SED were asked to vote upon (i) election of a Class III Director and (ii) advisory approval of the appointment of J.H. Cohn LLP as the registered public accounting firm for SED for the fiscal year ending June 30, 2007. The shareholders adopted both proposals by the following votes:

Election of Directors	For:	Withhold
Joseph Segal	3,507,816	182,182

Matter	For	Withhold	Abstain
Advisory approval for J.H. Cohn LLP as the independent registered public accounting firm for SED for the fiscal year ending June 30, 2007	3,508,870	149,336	31,792
ITEM 5. Other Information
          Not applicable.
ITEM 6. Exhibits
     Exhibits
10.61	Lease agreement dated October 1, 2006 between CRI Corporate Center, LLC and SED International, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc. (Registrant)
Date: February 13, 2007	/s/ Jean Diamond
Jean Diamond
Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2007	/s/ Lyle Dickler
Lyle Dickler
Vice President of Finance (Principal Financial and Accounting Officer)