Form 10-Q
period 2007-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2007-05-14
CIK 800286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(mark one)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☑
The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 1, 2007 was 3,878,856 shares.

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

Part 1. Financial Information
Item 1. Financial Statements
SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share amounts)

	March 31, 2007	June 30, 2006
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$5,490	$4,426
Trade accounts receivable, net	36,037	33,584
Inventories, net	39,832	32,720
Deferred income taxes, net	44	58
Other current assets	3,641	3,586

Total current assets	85,044	74,374
Property and equipment, net	1,038	941

Total assets	$86,082	$75,315

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$39,744	$31,480
Accrued and other current liabilities	4,289	4,834
Revolving credit facility	19,622	17,532

Total liabilities	63,655	53,846

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized: 129,000 shares, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 5,573,347 shares issued at March 31, 2007 and 5,583,347 shares issued at June 30, 2006	56	56
Additional paid-in capital	68,531	68,584
Accumulated deficit	(29,435)	(29,596)
Accumulated other comprehensive loss	(3,638)	(4,488)
Treasury stock, 1,694,491 shares at March 31, 2007 and at June 30, 2006 at cost	(13,087)	(13,087)

Total shareholders’ equity	22,427	21,469

Total liabilities and shareholders’ equity	$86,082	$75,315

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$107,692	$109,557	$297,322	$314,841
Cost of sales	101,662	103,891	280,804	299,416

Gross profit	6,030	5,666	16,518	15,425
Operating expenses:
Selling, general and administrative expense	5,106	4,450	14,344	13,227
Depreciation and amortization expense	108	101	300	329
Foreign currency transaction (gain) loss	(9)	46	(461)	43

Total operating expenses	5,205	4,597	14,183	13,599

Operating income	825	1,069	2,335	1,826
Interest expense	434	378	1,180	1,000

Income before income taxes and discontinued operations	391	691	1,155	826
Income tax expense	370	250	994	686

Income from continuing operations	21	441	161	140
Loss from discontinued operations	—	—	—	(7)

Net income	$21	$441	$161	$133

Basic and diluted income per share
From continuing operations	$—	$.11	$.04	$.03
From discontinued operations	—	—	—	—

Basic and diluted income per common share	$—	$.11	$.04	$.03

Weighted average number of shares outstanding:
Basic	3,884,000	3,874,000	3,880,000	3,871,000
Diluted	3,918,000	3,888,000	3,914,000	3,877,000
See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2007	2006
Net cash used in operating activities	$(1,215)	$(11,572)
Cash flows used in investing activities:
Purchases of equipment	(369)	(146)

Net cash used in investing activities	(369)	(146)

Cash flows provided by financing activities:
Net borrowings under revolving credit facility	2,090	11,293
Net proceeds from issuance of stock	—	2

Net cash provided by financing activities	2,090	11,295

Effect of exchange rate changes on cash	558	15

Net increase (decrease) in cash and cash equivalents	1,064	(408)
Cash and cash equivalents at beginning of period	4,426	3,082

Cash and cash equivalents at end of period	$5,490	$2,674

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands, except per share data)
(Unaudited)
1. Basis of Presentation
     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc., SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED“or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2007, or any other interim period. The June 30, 2006 balance sheet has been derived from the audited consolidated financial statements included in SED’s 2006 Form 10-K.
     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2006.
2. Earnings per Common Share
     Basic earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings are the dilutive effect of 67,500 and 50,000 options for the three months and nine months ended March 31, 2007 and 2006, respectively.
     Diluted earnings per common share for the three and nine month periods ended March 31, 2007 and 2006 does not reflect the total of any incremental shares related to the assumed exercise of anti-dilutive stock options (438,909 and 476,039 for the three months and nine months ended March 31, 2007 and 2006, respectively).
3. Discontinued Operations
     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. Additionally, SED has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in SED’s consolidated balance sheets as of March 31, 2007 and June 30, 2006. As of June 30, 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services.
     SED International do Brasil Distribuidora Ltda. has various litigation related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $200,000 to cover potential losses and expenses related to these claims.

4. Accounts Receivable

	March 31,	June 30,
	2007	2006
Trade receivables	$37,030	$34,021
Less: allowance for doubtful accounts	(993)	(437)

	$36,037	$33,584

5. Inventory

	March 31,	June 30,
	2007	2006
Inventory on hand	$33,267	$27,550
Inventory in transit	7,692	6,207
Less: allowances	(1,127)	(1,037)

	$39,832	$32,720

6. Comprehensive Income
     Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income and other comprehensive income (loss). SED’s other comprehensive income (loss) is comprised exclusively of changes in SED’s foreign currency translation adjustments, including income taxes attributable to those changes.
     Comprehensive income, net of income taxes, for the three months and nine months ended March 31, 2007 and 2006, respectively, is as follows:

	Three months ended		Nine months ended
	March 31,		March 31
	2007	2006	2007	2006
Net income	$21	$441	$161	$133
Changes in foreign translation adjustments	106	(57)	850	(109)

Comprehensive income	$127	$384	$1,011	$24

     There were no income tax effects related to the changes in foreign translation adjustments for the three months and nine months ended March 31, 2007 or 2006. The deferred income tax asset related to the cumulative translation adjustment was fully offset by a valuation allowance as of the beginning and end of the three months and nine months periods ended March 31, 2007 and 2006; and, therefore, the comprehensive income or loss for these periods had no income tax effect.
     Accumulated other comprehensive loss included in shareholders’ equity totaled $3.6 million and $4.5 million at March 31, 2007 and June 30, 2006, respectively, and consisted solely of foreign currency translation adjustments.

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
     Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated
For the three months ended March 31, 2007
Net sales to unaffiliated customers	$84,261	$24,092	$(661)	$107,692
Gross profit	$4,047	$1,983	—	$6,030
Operating (loss) income	$(26)	$851	—	$825

Interest expense	$434	—	—	$434

Income tax expense	—	$370	—	$370

(Loss) income from continuing operations	$(460)	$481	—	$21

Total assets at March 31, 2007	$76,520	$22,080	$(12,518)	$86,082

For the three months ended March 31, 2006
Net sales to unaffiliated customers	$86,524	$23,033	—	$109,557

Gross profit	$4,042	$1,624	—	$5,666

Operating income	$463	$606	—	$1,069

Interest expense	$378	—	—	$378

Income tax expense	—	$250	—	$250

Income from continuing operations	$85	$356	—	$441

Total assets at March 31, 2006	$74,517	$21,138	$(12,252)	$83,403
     Net sales by product category is as follows:

	Micro-	Consumer	Wireless
For the three months	Computer	Electronics	Telephone	Handling
ended March 31,	Products	Products	Products	Revenue	Total

2007	$89,748	$16,287	$1,383	$274	$107,692
2006	$96,539	$6,741	$5,940	$337	$109,557
     Approximately 39.6% and 37.0% of SED’s net sales for the three months ended March 31, 2007 and 2006, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

	United States	Latin America	Eliminations	Consolidated
For the nine months ended March 31, 2007
Net sales to unaffiliated customers	$233,881	$64,301	$(860)	$297,322

Gross profit	$11,486	$5,032	—	$16,518

Operating (loss) income	$(25)	$2,360	—	$2,335

Interest expense	$1,180	—	—	$1,180

Income tax expense	$7	$987	—	$994

(Loss) income from continuing operations	$(1,212)	$1,373	—	$161

Total assets at March 31, 2007	$76,520	$22,080	$(12,518)	$86,082

For the nine months ended March 31, 2006
Net sales to unaffiliated customers	$257,339	$57,502	—	$314,841

Gross profit	$10,967	$4,458	—	$15,425

Operating income	$139	$1,687	—	$1,826

Interest expense	$1,000	—	—	$1,000

Income tax expense	$6	$680	—	$686

(Loss) income from continuing operations	$(867)	$1,007	—	$140

Total assets at March 31, 2006	$74,517	$21,138	$(12,252)	$83,403
     Net sales by product category is as follows:

	Micro-	Consumer	Wireless
For the nine months	Computer	Electronics	Telephone	Handling
ended March 31,	Products	Products	Products	Revenue	Total

2007	$254,715	$36,200	$5,631	$776	$297,322
2006	$263,966	$24,197	$25,679	$999	$314,841
     Approximately 38.7% and 33.4% of SED’s net sales for the nine months ended March 31, 2007 and 2006, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.
8. Restricted Stock, Stock Options and Other Stock Plans
     SED reversed $65,000 of expense during the three months ended September 30, 2006 related to the forfeiture of non-vested share-based compensation of 10,000 shares and none for the following six months ended March 31, 2007. No stock-based compensation expense was recognized during the three months ended March 31, 2007. Stock-based compensation expense recognized during the nine months ended March 31, 2007 was approximately $12,000.
     As of March 31, 2007, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements under our plans.
     No stock options or awards were granted during the nine months ended March 31, 2007 and 2006.
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

     On March 1, 2007 SED signed an amendment on the loan agreement. The new maturity date is September 21, 2011. Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00% (1.75% to 2.25% prior to amendment), to the prime rate. SED is also subject to a commitment fee of .25% (.25% to .50% prior to amendment), on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of each of SED’s shares in its foreign subsidiaries, respectively.
     The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain availability of $5 million or more during the agreement to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia agreement also contains a covenant which requires that if SED’s availability is less than $3.5 million ($5.0 million prior to amendment) at any time during the agreement, then maintenance of a minimum fixed charge coverage ratio is required, as defined. The Wachovia Agreement also restricts SED’s ability to distribute dividends.
     Available borrowings under this agreement, based on collateral limitations at March 31, 2007 were $10.4 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended March 31, 2007 were $21.4 million, $25.9 million and 7.1%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 7.2% at March 31, 2007. Average borrowings, maximum borrowings and weighted average interest rate for the nine months ended March 31, 2007 were $20.4 million, $25.9 million and 7.2%, respectively.
     The carrying value of all bank debt at March 31, 2007 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $ 3.8 million at March 31, 2007.
     On January 26, 2007, the Company entered into a 3 year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5,000,000 notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.2%. The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value of the interest rate swap contract was not material at March 31, 2007.
10. Legal Proceedings
     On June 19, 2006 the Company instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, the Company asserts that Mr. Levine breached the terms of the Termination Agreement with the Company and request that the court grant injunctive relief. In response, Mr. Levine has denied the Company’s assertions, filed a third party complaint against the Company and asserted counterclaims against SED International, the Company’s operating subsidiary, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, the Company filed an Answer to his third party complaint and discovery has commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International. The Company believes that it has meritorious defenses to his complaint and counterclaims and will vigorously defend and prosecute this matter.

     As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. From 1999 to 2005 Mr. Diamond was president, chief operating officer and a director. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of the Company; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of the Company. In this lawsuit, he alleges that the Company breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, the Company moved for summary judgment and the court has ruled in the Company’s favor. Subsequently, an appeal by Mr. Diamond, of that summary judgment decision was withdrawn. Upon withdrawal, the trial court scheduled a hearing on the Company’s motion to disqualify the attorney representing Mr. Diamond due to a conflict of interest. The Company is currently waiting for that hearing to be rescheduled. On March 2, 2007, Mr. Diamond voluntarily dismissed this lawsuit without prejudice. On March 15, 2007, Mr. Diamond re-filed essentially the same lawsuit (minus the claims that previously had been dismissed by the court on summary judgment) in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007CV131027. The Company believes that it has meritorious defenses to his complaint and counterclaims and will vigorously defend this matter.
     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in our favor. Mr. Diamond appealed that decision and SED International motioned for summary judgment in its favor. In October 2006, the Department of Labor denied the motion for summary judgment in connection with his appeal and a trial was held on the issues. In connection with the trial, both sides submitted briefs in January 2007. Response briefs were filed prior to March 31, 2007. SED International believes that it has meritorious defenses to his complaint and will vigorously defend this matter.
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on October 25, 2005, the Company was named in a lawsuit filed by Rockland Credit Finance, LLC, a Maryland limited liability company (“Rockland”), in the Superior Court of New Jersey, County of Essex captioned Rockland Credit Finance, LLC vs. Nikada Inc., et al., Docket no. ESX-L-00-8310-05. In the lawsuit, Rockland alleges that the Company is indebted to them as a result of the Company’s relationship with Nikada, Inc., a New Jersey corporation and a former product supplier to the Company, and seeks money damages in the amount of approximately $700,000 plus interest, costs and attorneys’ fees. The Company denies all the allegations. The Company has brought a third party claim against Nikada and its owner for misrepresentations. A Motion to Dismiss filed by the Company was denied and discovery on the merits of the case has commenced. A tentative trial date has been set for the week of June 25, 2007. The Company believes that it has meritorious defenses and will vigorously defend this matter.
11. New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of Financial Accounting Standards Board Statement No. 109 (“FIN 48”). The interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by SED no later than the beginning of its fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.

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
Revenue Recognition. Revenue is recognized once four criteria are met: (1) SED must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectibility must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. SED allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.

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

Results of Continuing Operations
     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.40%	94.83%	94.44%	95.10%

Gross profit	5.60%	5.17%	5.56%	4.90%
Operating expenses:
Selling, general and administrative expense	4.74%	4.06%	4.83%	4.20%
Depreciation and amortization expense	.10%	.09%	.10%	.10%
Foreign currency transaction (gain) loss	(.01)%	.04%	(.16)%	.02%

Total operating expenses	4.83%	4.19%	4.77%	4.32%

Operating income	.77%	.98%	.79%	.58%
Interest expense	.40%	.35%	.40%	.32%

Income before income taxes	.37%	.63%	.39%	.26%
Income tax expense	.35%	.23%	.33%	.22%

Income from continuing operations	.02%	.40%	.06%	.04%

Three Months Ended March 31, 2007 and 2006
Revenues. Total revenues for the three months ended March 31, 2007 decreased 1.7% to $107.7 million as compared to $109.6 million for the three months ended March 31, 2006. The decrease in total revenues is primarily attributable to the decrease in our wireless telephone revenues and a decrease in microcomputer product sales. Sales of consumer electronics products increased. Microcomputer product sales for the three months ended March 31, 2007 decreased 7.0% to $89.7 million as compared to $96.5 million for the three months ended March 31, 2006. The decrease in microcomputer product sales was primarily due to a decrease in revenues from mass storage products. Wireless telephone revenues for the three months ended March 31, 2007 decreased 76.7% to $1.4 million as compared to $5.9 million for the three months ended March 31, 2006. The decrease in wireless revenues was primarily due to LG product availability issues caused by a discontinued vendor relationship with LG. Consumer electronics product sales for the three months ended March 31, 2007 increased 141.6% to $16.3 million as compared to $6.7 million for the three months ended March 31, 2006. The increase in consumer electronics revenues resulted from an increase in sales of flat panel televisions.
     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	March 31,		Change
	2007	2006	Amount	Percent
United States
Domestic	$65.8	$69.0	$(3.2)	(4.6)%
Export	18.5	17.6	.9	5.1%
Latin America	24.1	23.0	1.1	4.8%
Elimination	(.7)	—	(.7)	—

Consolidated	$107.7	$109.6	$(1.9)	(1.7)%

     Domestic revenues declined $3.2 million to $65.8 million or 4.6 % for the three months ended March 31, 2007 as compared to $69.0 million for the three months ended March 31, 2006. The decrease is primarily attributed to a decline in cellular sales and microcomputer products.

     The increase in the U.S. export sales was due primarily from an improvement in the sale of printers and printer consumables.
     The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.
     Sales of microcomputer products, including shipping and handling revenue, represented approximately 83.6% of SED’s third quarter net sales compared to 88.4% for the same period last year. Sales of wireless telephone products accounted for approximately 1.3% of SED’s third quarter net sales compared to 5.4% for the same period last year. Sales of consumer electronics represented 15.1% for third quarter and 6.2% for the same period last year.
Gross Profit Margins. Gross profit margin was $6.0 million or 5.6% for the three months ended March 31, 2007 compared to $5.7 million or 5.2 % for the three months ended March 31 2006. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.
Selling, General and Administrative Expense. Selling, general and administrative expenses were $5.1 million for the three months ended March 31, 2007 compared to $4.5 million at March 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 4.7 % for the three months ended March 31, 2007 as compared to 4.1% for the three months ended March 31, 2006. The increase in expense over the prior year quarter is primarily attributed to several factors including (i) an increase in security related expenses of $70,000 at Company warehouse facilities, (ii) a credit of $188,000 recorded in the prior year quarter for sales tax, (iii) an increase of $120,000 in collection related expenses, (iv) an increase of $67, 000 in professional fees, (v) an increase of $86,000 in temporary and contract expenses, and (vi) an increase of $63,000 in telephone and rent expenses.
Depreciation and Amortization. Depreciation and amortization expense was $108,000 and $101,000 for the three months ended March 31, 2007 and 2006, respectively. The increase reflects a slight increase in capital expenditures.
Foreign Currency Transaction. Foreign currency transaction gains for the three months ended March 31, 2007 were $9,000 as compared to foreign currency transaction losses of $46,000 for the three months ended March 31, 2006. The increase in foreign currency transaction gains reflects the improvement in the foreign currencies and exchange rates in which SED operates.
Interest Expense. Interest expense was $434,000 and $378,000 for the three months ended March 31, 2007 and 2006, respectively. The increase in interest expense is related to rising interest rates and higher average loan balances.
Provision for Income Taxes. Income tax expense was approximately $370,000 for the three months ended March 31, 2007 as compared to $250,000 for the three months ended March 31, 2006. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit on the net operating loss carry-forward.
Nine months Ended March 31, 2007 and 2006
Revenues. Total revenues for the nine months ended March 31, 2007 decreased 5.6% to $297.3 million as compared to $314.8 million for the nine months ended March 31, 2006. The decrease in total revenues is primarily attributable to the decrease in our wireless telephone sales and a decrease in microcomputer product sales. Sales of consumer electronics products increased. Microcomputer product sales for the nine months ended March 31, 2007 decreased 3.5% to $254.7 million as compared to $264.0 million for the nine months ended March 31, 2006. The decrease in microcomputer product sales was primarily due to a decrease in revenues from mass storage products. Wireless telephone revenues for the nine months ended March 31, 2007 decreased 78.1% to $5.6 million as compared to $25.7 million for the nine months ended March 31, 2006. The decrease in wireless revenues was primarily due to LG product availability issues caused by a discontinued vendor relationship with LG. Consumer electronics product sales for the nine months ended March 31, 2007 increased 49.6% to $36.2 million as compared to $24.2 million for the nine months ended March 31, 2006. The increase in consumer electronics revenues resulted from an increase in sales of flat panel televisions.

     Information concerning SED’s domestic and international revenues is summarized below:

	Nine months Ended
	March 31,		Change
	2007	2006	Amount	Percent
United States
Domestic	$182.2	$209.6	$(27.4)	(13.1)%
Export	51.7	47.7	4.0	8.4%
Latin America	64.3	57.5	6.8	11.8%
Elimination	(.9)	—	(.9)	—

Consolidated	$297.3	$314.8	$(17.5)	(5.6)%

     Domestic revenues declined $ 27.4 million to $182.2 million or 13.1% for the nine months ended March 31, 2007 as compared to $209.6 million for the nine months ended March 31, 2006. The decrease is primarily attributed to a decline in cellular and micro computer product sales.
     The increase in the U.S. export sales was due primarily from an improvement in the sale of printers and printer consumables.
     The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.
     Sales of microcomputer products, including shipping and handling revenue, represented approximately 85.9% of SED’s nine months ended March 31, 2007 net sales compared to 84.2% for the same period last year. Sales of wireless telephone products accounted for approximately 1.9% of SED’s nine months ended March 31, 2007 net sales compared to 8.1% for the same period last year. Sales of consumer electronics represented 12.2% for nine months ended March 31, 2007 and 7.7% for the same period last year.
Gross Profit Margins. Gross profit margin was $16.5 million or 5.6% for the nine months ended March 31, 2007 compared to $15.4 million or 4.9% for the nine months ended March 31, 2006. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.
Selling, General and Administrative Expense. Selling, general and administrative expenses were $14.3 million for the nine months ended March 31, 2007 compared to $13.2 million at March 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 4.8% for the nine months ended March 31, 2007 as compared to 4.2% for the nine months ended March 31, 2006. The increase in expense over the prior year period is primarily attributed to several factors including (i) credits totaling $350,000 for reversed sales tax accruals which was recorded in the prior year period; (ii) miscellaneous litigation settlements of $150,000, which was recorded in the prior year period; (iii) increases in security of $143,000, legal fees of $43,000 and audit/ tax fees of $84,000 and (iv) customer appeasements were up $110,000.
Depreciation and Amortization. Depreciation and amortization expense was $300,000 and $329,000 for the nine months ended March 31, 2007 and 2006, respectively.
Foreign Currency Transaction. Foreign currency transaction gains for the nine months ended March 31, 2007 were $461,000 as compared to foreign currency losses of $43,000 for the nine months ended March 31, 2006. The increase in foreign currency transaction gains reflects the improvement in the foreign currencies and exchange rates in which SED operates.
Interest Expense. Interest expense was $1,180,000 and $1,000,000 for the nine months ended March 31, 2007 and 2006, respectively. The increase in interest expense is related to rising interest rates and higher average loan balances.
Provision for Income Taxes. Income tax expense was approximately $994,000 for the nine months ended March 31, 2007 as compared to $686,000 for the nine months ended March 31, 2006. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit on the net operating loss carry-forward.
Results of Discontinued Operations
     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. Additionally, SED has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in SED’s consolidated balance sheets as of March 31, 2007 and June 30, 2006. As of June 30, 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     The Brazil Operation had no recognized loss or gain from discontinued operations for the nine months ended March 31, 2007 and had a loss from discontinued operations of $7,000 for the nine months ended March 31, 2006. Sales activity in Brazil ceased after fiscal year 2003.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED will incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services.
Financial Condition and Liquidity
Overview. At March 31, 2007 SED had cash and cash equivalents totaling approximately $5.5 million. At March 31, 2007, SED’s principal source of liquidity is its $5.5 million of cash, and availability under its revolving credit facility. SED’s availability under the Wachovia Agreement was $10.4 million on March 31, 2007, net of $3.8 million in reserves for outstanding Letters of Credit. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In September 2005, SED entered into a three year, $35 million credit facility with Wachovia Bank, National Association, which was used in part to pay off the Fleet Capital Corporation Bank borrowings. SED derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries. SED has no off-balance sheet arrangements or transactions involving special purpose entities.
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
Operating Activities. Cash used in operating activities was $1.2 million for the nine months ended March 31, 2007 as compared to $11.6 million used in operating activities for the nine month period ended March 31, 2006.
     Net trade receivables were $36.0 million at March 31, 2007 and $33.6 million at June 30, 2006. The increase in trade receivables is a direct result of an increase in sales from the March 2007 quarter compared to the June 2006 quarter. Average days sales outstanding at March 31, 2007 were approximately 30.1 days as compared to 31.3 days at June 30, 2006.

     Net inventories increased $7.1 million to $39.8 million at March 31, 2007 from $32.7 million at June 30, 2006. The increase in inventory is primarily due to an increase in SED’s mass storage inventory and consumer electronics flat panel television products.
     Other current assets were $3.6 million at March 31, 2007 and June 30, 2006.
     Accounts payable increased $8.2 million to $39.7 million at March 31, 2007 compared to $31.5 million at June 30, 2006. The increase in accounts payable is primarily attributed to the increase in inventory from June 30, 2006 and the timing of vendor payments.
Financing Activities. Net borrowings under the revolving credit facility increased $2.1 million to $19.6 million at March 31, 2007 compared to $17.5 million at June 30, 2006.
     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. SED does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the three months ended March 31, 2007.
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
     On January 26, 2007, SED entered into a 3 year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5,000,000 notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.2%. SED utilizes derivative financial instruments to reduce interest rate risk.
Foreign Currency Exchange
     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, SED recorded foreign currency translation gain as a component of comprehensive loss of approximately $850,000 for the nine months ended March 31, 2007.
     SED distributes many of its products in foreign countries, primarily in Latin America. Approximately 38.7% of SED’s total net sales were generated from sales made to resellers located in Latin American countries during the nine month period ended March 31, 2007. SED manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, SED’s foreign subsidiaries procure inventory payable in US dollars for resale in their respective countries. Upon settlement of the payables, SED may be required to record transaction gains or losses resulting from currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the nine months ended March 31, 2007, SED recorded transaction gains of approximately $461,000. At March 31, 2007, SED’s foreign subsidiaries had approximately $6.3 million in US dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, SED would record a transaction loss of approximately $630,000. Conversely, if the value of the dollar declines by 10%, SED would record a transaction gain of approximately $630,000. SED was not a party to any hedge transactions as of March 31, 2007. The information included in SED’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin America after March 31, 2007 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.
ITEM 4. CONTROLS AND PROCEDURES
     Our management, with the participation of our principal executive and financial officers, have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based on that evaluation, our principal executive and financial officers have concluded that, as of the end of such period, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     There have not been changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION
ITEM 1. Legal Proceedings
     On June 19, 2006 we instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, we assert that Mr. Levine breached the terms of our Termination Agreement and request that the court grant injunctive relief. In response, Mr. Levine has denied our assertions, filed a third party complaint against SED International Holdings and asserted counterclaims against SED International alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, we filed an Answer to his third party complaint and discovery has commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International. We believe that we have meritorious defenses to his complaint and will vigorously defend and prosecute this matter.
     As disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2006, on November 3, 2005, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 06-CV-12452-7. From 1999 to 2005 Mr. Diamond was president, chief operating officer and a director. During that period, from 2003 to 2005 he was also chief executive officer; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International. In this lawsuit, he alleges that we breached his employment agreement and has made multiple other claims, and has asked the court for declaratory judgment on some of the claims and an award of monetary damages under the theory of quantum meruit. With respect to the claims for declaratory judgment, we moved for summary judgment and the court has ruled in our favor. Subsequently, an appeal by Mr. Diamond of that summary judgment decision was withdrawn. Upon withdrawal, the trial court scheduled a hearing on our motion to disqualify the attorney representing Mr. Diamond due to a conflict of interest. On March 2, 2007, Mr. Diamond voluntarily dismissed this lawsuit without prejudice. On March 15, 2007, Mr. Diamond re-filed essentially the same lawsuit (minus the claims that previously had been dismissed by the court on summary judgment) in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007CV131027. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter if and when the complaint is served.
     On August 19, 2005, Mr. Diamond filed a complaint against SED International with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title XIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in our favor. Mr. Diamond appealed that decision and we motioned for summary judgment in our favor. In October 2006, the Department of Labor denied our motion for summary judgment in connection with his appeal and a trial was held on the issues. In connection with the trial, both sides submitted briefs in January 2007. Response briefs were filed prior to March 31, 2007. We believe that we have meritorious defenses to his complaint and will vigorously defend this matter.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
     Not applicable.
ITEM 5. Other Information
     Not applicable.

ITEM 6. Exhibits

Exhibit
Number	Description

10.62	Seventh Addendum to Lease Dated March 13, 2007 for 1729 NW 84th Avenue, Doral, Florida 33126

10.63	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)

Date: May 14, 2007	/s/ Jean Diamond
Jean Diamond
Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2007	/s/ Lyle Dickler
Lyle Dickler
Vice President of Finance (Principal Financial and Accounting Officer)