Form 10-K/A
period 2006-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2007-06-28
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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

INTRODUCTORY NOTE
      This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended June 30, 2006, as filed by the Company on October 24, 2006, is being filed to amend Part II, Item 9A of the report.

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
EX-31.1 SECTION 302 CERTIFICATION OF CEO
EX-31.2 SECTION 302 CERTIFICATION OF PFO
EX-32.1 SECTION 906 CERTIFICATION OF CEO
EX-32.2 SECTION 906 CERTIFICATION OF PFO
FORWARD LOOKING STATEMENT INFORMATION
     Certain statements made in this Annual Report on Form 10-K/A are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

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
      It was brought to management’s attention by its independent registered accounting firm that tax footnotes, a classification of unearned compensation on the balance sheet, lack of tax policy footnote disclosure and lack of legal proceedings footnote disclosure and other items were deficient or not up to date. All the items were corrected prior to the filing of this Annual Report on Form 10-K. However, for these reasons, our principal executive and financial officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.
     There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are we reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

40

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED International Holdings, Inc.
By:	/s/ LYLE DICKLER
Lyle Dickler
Vice President — Finance, Secretary and Treasurer (principal financial and accounting officer)

Date: June 28, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated this June 28, 2007.

/s/ JEAN DIAMOND	Chairman of the Board
Jean Diamond	Chief Executive Officer and Director (principal executive officer)

/s/ LYLE DICKLER	Vice President — Finance,
Lyle Dickler	Secretary and Treasurer (principal financial and accounting officer)

*	Director
Stewart I. Aaron

*	Director
Melvyn I. Cohen

*	Director
Joseph Segal

*by:	/s/ Lyle Dickler
Lyle Dickler
As Attorney-in-Fact

47