Form 10-Q/A
period 2006-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2007-06-28
CIK 800286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1
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

INTRODUCTORY NOTE
          This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006, as filed by the Company on February 14, 2007, is being filed to amend Part I, Item 4 of the report.
SED International Holdings, Inc. and Subsidiaries
FORWARD LOOKING STATEMENT INFORMATION
Certain statements made in this Quarterly Report on Form 10-Q/A are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to SED International Holdings, Inc. and Subsidiaries.

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
     To strengthen our internal controls over financial reporting during the period covered by this report we have taken the following actions:
1.	the hiring of a consultant to assist in the preparation of our Exchange Act periodic reports and to help identify and address any known weaknesses in our internal controls and procedures over financial reporting;

2.	the engagement of two top tier, experienced and reputable certified public accounting firms in Atlanta, Georgia, one with over 100 employees and PCAOB experience, to assist us, on an as needed basis, in addressing any new accounting pronouncements and other recent accounting changes that may affect our internal controls and procedures over financial reporting, to review our Exchange Act periodic reports prior to filing, and to help identify and address any weaknesses in our internal controls and procedures over financial reporting; and

3.	mandating that our internal accounting staff stay current on accounting pronouncements and accounting changes that may affect our internal controls and procedures over financial reporting by participation in relevant continuing professional education programs, and subscriptions to various accounting journals including, CFO Magazine, Journal of Accountancy, The CPA Letter and AICPA News Update.
     To date, these are the only changes that we have implemented to strengthen our internal controls over financial reporting.
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

19

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc. (Registrant)
Date: June 28, 2007	/s/ Jean Diamond
Jean Diamond
Chief Executive Officer (Principal Executive Officer)

Date: June 28, 2007	/s/ Lyle Dickler
Lyle Dickler
Vice President of Finance (Principal Financial and Accounting Officer)

22