Form 10-K
period 2007-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2007-09-21
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2007
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
Registrant’s telephone number, including area code:
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
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
      The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 29, 2006 was approximately $4.6 million.
      The number of shares outstanding of the registrant’s common stock, $.01 par value, as of August 31, 2007 was 3,878,856 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Proxy Statement for the 2007 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended June 30, 2007, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

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

PART I
Item 1. Business
(a) General Development of Business
     SED International Holdings, Inc., a Georgia corporation (“SED Holdings”), and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation (“SED International”) (Collectively, SED Holdings and its subsidiaries, including SED International, are referred to herein as “SED,” “Company,” “we,” “our” or “us”), were both initially incorporated in Delaware in 1986 to take over the operations of the business of Southern Electronics Distributors, Inc., a Georgia corporation engaged in the wholesale distribution of consumer electronic products. In fiscal 1999, both SED Holdings and SED International, reincorporated as Georgia corporations.
     SED is a distributor of microcomputer products, including mass storage, imaging, display, wireless products and consumer electronics throughout the United States and Latin America. SED offers an active base of over 6,500 reseller customers and a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Epson, Hewlett-Packard, Microsoft, Seagate and Western Digital, through a dedicated sales force. SED distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; City of Industry, California; and Richardson, Texas; and Tampa, Florida. SED services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina.
     In 2004, SED re-entered the wholesale consumer electronics distribution business. In addition to its current customers, SED offers consumer electronic products to the rent-to-own, e-commerce and retail channels. SED is offering consumer electronics products from leading vendors including Olevia, Panasonic, Pioneer, Syntax, and Westinghouse.
     SED also distributes wireless telephone products in the United States. SED is an indirect distributor for leading wireless telephone product vendors such as LG Infocomm, Motorola, Nokia, and Samsung. In fiscal 2007, SED’s net sales of microcomputer products, including handling revenue, generated approximately 86.8% of SED’s total net sales, consumer electronics products represented 11.3% and wireless telephone products represented the remaining 1.9%.
     In February 2003, SED approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, since the third quarter of fiscal 2003, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Discontinued Operations” and Note 12 of SED’s Consolidated Financial Statements.
(b) Financial Information about Industry Segments
     SED operates in only one business segment. Revenues generated from operations, measures of profit or loss or loss and total assets of SED are reported in “Item 8. Financial Statements and Supplementary Data”.
(c) Narrative Description of Business

Products and Vendors
     SED offers its customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Epson, Hewlett-Packard, Microsoft, Seagate and Western Digital. SED is a distributor for leading consumer electronics product vendors such as Olevia, Panasonic, Pioneer, Syntax and Westinghouse. SED is an indirect distributor for leading wireless telephone product vendors such as LG Infocomm, Motorola, Nokia, and Samsung. Microcomputer related products, including handling revenue, accounted for $354.6 million or 86.8% of SED’s net sales for fiscal 2007, $350.4 million or 85.0% of SED’s net sales for fiscal 2006, $312.0 million or 81.9% of net sales in fiscal 2005. Approximately $46.2 million or 11.3% of SED’s net sales for fiscal 2007, $32.5 million or 7.9% of SED net sales for fiscal 2006, $23.4 million or 6.1% of SED’s net sales for fiscal 2005, consisted of consumer electronics. Approximately $7.6 million or 1.9% of SED’s net sales for fiscal 2007, $29.5 million or 7.1% of SED’s net sales for fiscal 2006, $45.5 million or 12.0% of net sales for fiscal 2005, consisted of wireless telephone products. SED continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products.
     As a distributor, SED incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer, consumer electronics and wireless industries and can quickly diminish the marketability of certain items, whose functionality and demand decline with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, SED seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that SED can negotiate such provisions in each of its agreements or that such industry practice will continue.
     SED purchases goods from approximately 170 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors’ products. In fiscal 2007, 2006, and 2005, Acer accounted for 18.5%, 19.9%, and 15.4%, respectively, and Hewlett-Packard accounted for 20.0%, 18.6% and 16.1%, respectively, of SED’s purchases. Maxtor accounted for 11.3% in fiscal 2006, and 16.3% in fiscal 2005, of SED’s purchases.
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
Sales and Marketing
     SED’s sales are generated by a telemarketing sales force, which, on June 30, 2007, consisted of approximately 135 people in sales offices located in Atlanta, Georgia; Miami, Florida; City of Industry, California; Richardson, Texas; Tampa, Florida; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2007, 80 people focused on sales to customers for export to Latin America and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based salespeople are fluent in Spanish.

SED’s Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and authorized dealer agents located throughout the United States.
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
     SED’s domestic sales force is organized in teams generally consisting of two to six people. SED believes that its sales team concept provides superior customer service because customers can contact one of several people. Moreover, the long-term nature of SED’s customer relationships is better served by teams that increase the depth of the relationship and improve the consistency of service. It has been SED’s experience that the team approach results in superior customer service and better employee morale.
     Compensation incentives are provided to SED’s salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can telephone their salespersons using a toll-free number provided by SED. Customer communication is also conducted via electronic mail and instant messaging. In addition, salespeople initiate calls to introduce SED’s existing customers to new products and to solicit orders. Salespeople also seek to develop new customer relationships by using targeted mailing lists, vendor leads and telephone directories of various cities.
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
     SED offers various credit terms including, open account, prepay, credit card, third-party floor plan and COD to qualifying customers. SED closely monitors customers’ creditworthiness through its on-line computer system, which contains detailed information on each customer’s payment history and other relevant information. In addition, SED participates in national and international credit associations that exchange credit rating information on customers. SED reviews customer’s credit worthiness based on sales trends, industry trends in geography, and other factors. SED establishes reserves for estimated credit losses in the normal course of business.
Customers
     SED serves an active, nonexclusive customer base of over 6,500 customers of microcomputer, consumer electronics and wireless handset products. Customers include value-added resellers, corporate resellers, retailers and etailers. SED believes the multi-billion dollar microcomputer, consumer electronics and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides SED with significant growth opportunities. During fiscal 2007, no single customer accounted for more than 10% of the total net sales of SED. SED believes that most of its customers rely on distributors as their principal source of microcomputer, consumer electronics and wireless telephone products.
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
     SED’s competitors include regional, national and international microcomputer, consumer electronics and wireless distributors, many of which have substantially greater technical, financial and other resources than SED, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., Tech Data Corporation, Bell Micro, D&H, ASI, Brightpoint, Inc., and Synnex Information Technologies, Inc. in the United States; and MPS Mayorista in Colombia and Util-Of S.A.C.I. in Argentina. From time to time, these competitors may be used as vendors.
Seasonality
     SED’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America.
Employees
     As of June 30, 2007, SED had 358 full-time employees, 135 of whom were engaged in telemarketing and sales, 112 in administration and 111 in warehouse management and shipping. Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.
(d) Financial Information about Foreign and Domestic Operations and Export Sales
     During the fiscal year ended June 30, 1998, SED began selling directly to customers in Colombia through SED’s facilities in Bogota, Colombia. During the fiscal year ended June 30, 1999, SED also began selling directly to customers in Argentina through SED’s facilities in Buenos Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal year ended June 30, 2007, 2006 and 2005, approximately 39.5%, 34.1% and 29.8%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 8 and Notes 9 and 12 to the consolidated financial statements of SED for additional information concerning SED’s domestic and foreign operations.
(e) Available Information
     SED’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments are available on the U.S. Securities and Exchange Commission’s internet website at www.sec.gov.
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
     Risks and Uncertainties — SED has at various times incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing sales and profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in connection with these efforts. Failure to effectively improve operating metrics could materially adversely affect SED’s profitability and financial condition.
     Numerous factors and conditions impact SED’s ability to achieve its profit goals, including, but not limited to, the following:
▪	Continuation of distribution agreements — SED operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, SED would be forced to obtain its products through wholesalers. This would reduce SED’s profit margin on the affected products.

▪	Availability of certain products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited amount of popular products from its suppliers.

▪	Product margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, SED receives price protection and other considerations from its vendors. While SED has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

▪	Vendor credit — SED significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force SED to obtain less favorable financing for its purchases.

▪	Product obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, SED has certain stock return privileges, which vary from supplier to supplier. SED believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

▪	Consumer electronics — SED has re-entered into the distribution of consumer electronics, which is highly competitive. Some of SED’s competitors have substantially greater financial, marketing and distribution resources than SED and SED may be unable to successfully compete with these companies. Failure to successfully penetrate this market could have an adverse impact on SED’s cash flows, financial position and operating results.

▪	Credit decisions and losses — SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of its expectations. SED maintains credit insurance

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

▪	Proportionate control of general and administrative costs — SED attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, SED must continually monitor its overhead costs and make adjustments timely and appropriately. Failure to control overhead costs could have an adverse impact on SED’s cash flows, financial position and operating results.

▪	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in both of the countries in which SED operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected costs from its operations in these countries.

▪	Availability of credit facilities — SED has operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During September 2005 a new credit facility was obtained. No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in September 2011, is further described in Note 4 to SED’s Consolidated Financial Statements.

▪	Cash flows — While not presently expected, SED’s continued operations in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by a subsidiary). The credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters may restrict SED’s ability to repatriate cash flows from the foreign subsidiaries to the United States.

▪	Competition — SED operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and depth of product lines and training, service and support. Weakness in demand in the market intensifies the competitive environment in which the SED operates. SED competes with a variety of regional, national and international wholesale distributors, some of which have greater financial resources than SED. SED also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market.

▪	Loss of Significant Customers — Customers do not have an obligation to make purchases from SED. In some cases, SED has made adjustments to its systems, vendor offerings, and processes, and made staffing decisions, in order to accommodate the needs of a significant customer. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, SED’s receipt of revenues may be significantly affected, resulting in an adverse effect on SED’s business.

▪	Dependence on Information Systems — SED is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that SED’s information systems will not fail or experience disruptions, that SED will be able to attract and retain qualified personnel necessary for the operation of such systems, that SED will be able to expand and improve its information systems, that SED will be able to convert to new systems efficiently, or that SED will be able to integrate new programs effectively with its existing programs. Any of such problems could have an adverse effect on SED’s business.

▪	Dependence on Independent Shipping Companies — SED relies on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on

SED’s business. SED may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. There can be no assurance that SED will be able to pass along the full effect of an increase in these surcharges to its customers.

▪	Foreign Currency Exchange Risks; Exposure to Foreign Markets — SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on SED’s business. In particular, the value of SED’s equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when SED initially invested in the country.

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

▪	Changes in Income Tax and Other Regulatory Legislation — SED operates in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, SED may need to implement changes in its policies or structure. SED makes plans for its structure and operations based upon existing laws and anticipated future changes in the law.

SED is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and electronic waste recovery legislation, and other laws related to trade, accounting, and business activities. Such changes in legislation, both domestic and international, may have a significant adverse effect on SED’s business.

▪	Changes in Accounting Rules — SED prepares its financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is announced.

▪	Exposure to Natural Disasters, War, and Terrorism — SED’s headquarters facilities and some of its logistics centers as well as certain vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for SED’s services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical failures or other natural disasters in these major metropolitan areas may disrupt SED’s business should its ability to distribute products be impacted by such an event.

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

▪	Volatility of Common Stock Price — Because of the foregoing factors, as well as other variables affecting SED’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or

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

▪	Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — Our common stock is now traded on the Pink Sheets® LLC over the counter market, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or SmallCap Market). Often there is currently a limited volume of trading in our common stock, and on many days there has been no trading activity at all. Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.
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
     SED maintains additional warehouse facilities in City of Industry, California; Miami, Florida; Richardson, Texas; Tampa, Florida; Bogota, Colombia and Buenos Aires, Argentina.
     SED leases its sales and distribution facility in Miami, Florida under a lease agreement due to expire on March 31, 2012. This facility consists of approximately 31,300 square feet and the annual rental rate is approximately $252,000 effective April 1, 2007.
     SED also leases an approximately 23,100 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center and sales center for SED. The annual rental rate under the lease is approximately $187,000. Pursuant to its terms, the lease will expire on April 30, 2010.
     SED has lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized for sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly-owned subsidiary of SED. Aggregate space is approximately 5,300 square feet. Payments total approximately $100,000 annually. The leases expire at various dates until May, 2010.
     On December 1, 1997, SED began leasing an approximately 20,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly-owned subsidiary of SED. The annual rental rate under the lease is approximately $67,000 per year. The lease will expire on June 30, 2008.
     On May 1, 2003, SED began leasing an approximately 25,700 square feet facility in Richardson, Texas. The facility serves as a sales office and distribution center to service SED’s customers in the Dallas area. SED is obligated for lease payments of approximately $116,000 per year through July 31, 2009.
     On February 1, 2007, SED renewed a lease for approximately 17,400 square feet of distribution warehouse space in Tucker, Georgia. SED’s annual rental obligation under this lease is approximately $57,000 through January 31, 2008.

     On October 1, 2006, SED began leasing an approximately 2,400 square foot sales and distribution facility in Tampa, Florida. SED’s annual rental obligation under this lease is approximately $18,000 through April 30, 2008.
Item 3. Legal Proceedings
     On March 15, 2007, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of SED Holdings; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED Holdings. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against SED Holdings on November 3, 2005 in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that SED Holdings breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-reimbursed expenses of approximately $85,000, director fees of an unspecified total, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. The parties are currently engaged in written discovery. SED Holdings believes that it has meritorious defenses and will vigorously defend this matter.
     On June 19, 2006 SED Holdings through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, SED Holdings asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant injunctive relief. In response, Mr. Levine has denied SED Holdings’ assertions, filed a third party complaint against SED Holdings and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, SED Holdings filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. SED Holdings is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint.
     On August 19, 2005, Mr. Diamond sent a complaint (received August 24, 2005) against SED International, SED Holdings’ operating subsidiary, with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay (rate of $375,000 per year plus benefits), attorney fees and expenses, and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in favor of SED International. Mr. Diamond appealed that decision and SED International filed a motion for summary judgment in its favor. In October 2006, the Department of Labor denied the motion for summary judgment in connection with his appeal. A trial was held on the issues from October 31, 2006 through November 3, 2006. In connection with the trial, both sides respectively submitted post-hearing briefs in January, March and July 2007. The parties are currently waiting for a ruling from the Administrative Law Judge. SED International believes that it has meritorious defenses to his complaint and is vigorously defending this matter.
Item 4. Submission of Matters to A Vote of Security Holders
     No matters were submitted to a vote of SED’s shareholders during the fourth quarter of fiscal 2007. Subsequently, in August 2007, SED held a Special Meeting of Shareholders and filed on August 23, 2007 a Current Report on Form 8-K to disclose the voting results. The information contained in such report is incorporated herein by reference.

PART II

Item 5.	Market for the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
     SED’s common stock is not listed on any stock exchange. SED’s common stock is currently quoted on the Pink Sheets over-the-counter electronic quotation service (“Pink Sheets”) under the symbol “SECX.” The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the Pink Sheets. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Price
	High	Low
Fiscal year 2007
First	$1.00	$.55
Second	1.40	.63
Third	1.40	.85
Fourth	1.60	.92
Fiscal year 2006
First	.55	.35
Second	.53	.35
Third	.80	.39
Fourth	1.03	.55
     As of August 31, 2007, the closing bid price per share for SED common stock, as reported on the Pink Sheets was $1.30 and SED had approximately 480 shareholders of record.
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

FIVE YEAR PERFORMANCE GRAPH
     The following graph presents a comparison of the cumulative total shareholder return on SED’s common stock with the Russell Microcap Index and the average performance of a group consisting of SED’s peer corporations on a line of business basis. The companies comprising the peer issuers group are Arrow Electronics, Inc; Avnet, Inc.; Ingram Micro Inc.; Merisel, Inc.; and Tech Data Corporation. This graph assumes that $100 was invested, on June 30, 2002, on SED’s common stock and in the other indices and that all dividends were reinvested. The peer corporations were weighted on a market capitalization basis at the time of each reported data point. The stock price performance shown below is not necessarily indicative of future price performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SED International Holdings, Inc., The Russell MicroCap Index
And A Peer Group

*	$ 100 invested on 6/30/02 in stock or index-including reinvestment of dividends. Fiscal year ending June 30.

	Base
	Period	Return	Return	Return	Return	Return
	6/02	6/03	6/04	6/05	6/06	6/07
SED INTERNATIONAL HOLDINGS, INC.	100.00	73.72	156.11	36.43	85.00	138.77
RUSSELL MICROCAP	100.00	104.78	145.62	151.71	173.37	198.00
PEER GROUP	100.00	69.92	110.01	110.85	118.91	160.68

Item 6. Selected Financial Data Five Year Financial Summary

	Year ended June 30,
	2007	2006	2005	2004	2003
Statement of operations data:
Net sales	$408,435,000	$412,371,000	$380,864,000	$371,741,000	$413,148,000
Cost of sales	386,515,000	390,968,000	364,091,000	355,168,000	393,724,000

Gross profit	21,920,000	21,403,000	16,773,000	16,573,000	19,424,000
Selling, general and administrative expenses	20,254,000	17,958,000	17,195,000	18,536,000	24,961,000
Depreciation and amortization expense	413,000	422,000	868,000	1,233,000	1,614,000
Foreign currency transaction (gain) loss	(876,000)	512,000	(244,000)	14,000	581,000
Loss (gain) on disposal of assets	—	—	31,000	(30,000)	(3,000)
Impairment charges	—	—	—	—	39,000

Operating income (loss)	2,129,000	2,511,000	(1,077,000)	(3,180,000)	(7,768,000)
Interest expense — net	1,574,000	1,389,000	691,000	246,000	470,000
Other income — net	—	—	—	—	10,513,000

Income (loss) before income taxes from continuing operations	555,000	1,122,000	(1,768,000)	(3,426,000)	2,275,000
Income tax expense	1,368,000	931,000	680,000	801,000	613,000

(Loss) income from continuing operations	(813,000)	191,000	(2,448,000)	(4,227,000)	1,662,000
(Loss) income from discontinued operations	(70,000)	193,000	(154,000)	(42,000)	(4,742,000)

Net (loss) income	$(883,000)	$384,000	$(2,602,000)	$(4,269,000)	$(3,080,000)

Basic and diluted (loss) income per share:
From continuing operations	$(.21)	$.05	$(.63)	$(1.10)	$0.43
From discontinued operations	(.02)	.05	(.04)	(.01)	(1.24)

Basic and diluted (loss) income per share	$(.23)	$.10	$(.67)	$(1.11)	$(0.81)

Weighted average number of shares outstanding:
Basic	3,877,000	3,872,000	3,871,000	3,856,000	3,816,000
Diluted	3,877,000	3,884,000	3,871,000	3,856,000	3,816,000

	At June 30,
	2007	2006	2005	2004	2003
Balance sheet data:
Working capital	$21,055,000	$20,528,000	$20,632,000	$22,001,000	$25,514,000
Total assets	93,222,000	75,315,000	70,783,000	69,219,000	86,170,000
Shareholders’ equity	22,159,000	21,469,000	21,823,000	23,606,000	27,716,000
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
Overview
     During fiscal 2007, SED’s consolidated net sales decreased approximately 1.0% when compared to fiscal 2006. This can be attributed to a 9.1% decrease in domestic sales offset by a 14.7% increase in Latin America and export sales. Sales in Latin America and export sales from the United States represented 39.5% of sales in fiscal 2007 compared to 34.1% in fiscal 2006.
     The revenue increase in Latin America and export sales from fiscal 2006 along with product mix changes resulted in an improvement of in gross profit during fiscal 2007. Gross profit as a percentage of net sales increased to 5.4% in fiscal 2007, compared to 5.2% in fiscal 2006.
     Selling, general and administrative expenses, excluding depreciation and amortization expense, increased to $20.3 million or 5.0% of net sales in 2007 compared to $18.0 million or 4.4% in fiscal 2006.
     SED had a net loss of $.9 million in fiscal 2007, compared to a net income of $.4 million in fiscal 2006. SED had a loss from discontinued operations of $70,000 in fiscal 2007 compared to a gain of $193,000 in fiscal 2006. Operating income in Latin American subsidiaries was $3.2 million in fiscal 2007 and $2.1 million in fiscal

2006 while operating loss in the United States was $1.1 million in fiscal 2007 compared to operating income of $.4 million in fiscal 2006.
     SED experienced a slight decline in net sales in fiscal 2007 compared to fiscal 2006 and recognized operating income in both fiscal 2007 and 2006. SED incurred an operating loss in fiscal 2005. Company management is continuing to focus on increasing sales and profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in its efforts. Failure to improve margins and reduce overhead could adversely affect SED’s profitability and financial condition.
     Numerous factors and conditions impact SED’s ability to adequately achieve its profit goals, including, but not limited to, the following:
▪	Continuation of distribution agreements — SED operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, SED would be forced to obtain its products through wholesalers. This would reduce SED’s profit margin on the affected products.

▪	Availability of certain products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited amount of popular products from its suppliers.

▪	Product margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, SED receives price protection and other considerations from its vendors. While SED has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

▪	Vendor credit — SED significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force SED to obtain less favorable financing for its purchases.

▪	Product obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, SED has certain stock return privileges, which vary from supplier to supplier. SED believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

▪	Consumer Electronics – SED has entered into the distribution of consumer electronics in fiscal 2004, which is highly competitive. Some of SED’s competitors have substantially greater financial, marketing and distribution resources than SED and SED may be unable to successfully compete with these companies. Failure to successfully penetrate this market could have an adverse impact on SED’s cash flows, financial position and operating results.

▪	Credit decisions and losses — SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of its expectations. From time to time, depending on credit risk assessment and coverage costs, SED maintains credit insurance for customers located in the United States and maintains insurance in many Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require SED to maintain certain minimum standards and policies with respect to extending credit to customers. If SED does not adhere to such policies, the insurance companies may not pay claims submitted by SED.

▪	Proportionate control of general and administrative costs — SED attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, SED must continually monitor its overhead costs and make adjustments timely and appropriately.

▪	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in the countries in which SED operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected costs from its operations in these countries.

▪	Availability of credit facilities — SED operates under a formal credit facility with a bank obtained in

September 2005. The agreement was amended in March 2007 to extend the maturity to September 2011. This credit facility is subject to certain collateral limitations and certain covenants. SED from time to time has violated the financial covenants associated with previous credit agreements, but was successful in negotiating waivers of such violations. No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in September 2011, is further described in Note 4 to SED’s Consolidated Financial Statements.

▪	Cash flows — While not presently anticipated, SED’s continued operation in Latin America may require additional capital infusion in the form of loans from the parent company or other debt borrowings by the subsidiary. The September 2005 credit facility places certain restrictions on the future funding of Latin American operations (see Note 4 to SED’s Consolidated Financial Statements).
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
Results of Continuing Operations
     The following table sets forth, for the years presented, the percentage of net sales represented by certain items in SED’s consolidated statements of operations:

	Year Ended June 30,
	2007	2006	2005
Net sales	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.63%	94.81%	95.60%

Gross profit	5.37%	5.19%	4.40%
Selling, general and administrative expenses	4.96%	4.35%	4.51%
Depreciation and amortization expense	.10%	.10%	.23%
Foreign currency transactions (gain) loss	(.21)%	.13%	(.06)%

Operating income (loss)	.52%	.61%	(.28)%
Interest expense	.38%	.34%	.18%

Income (loss) before income taxes from continuing operations	.14%	.27%	(.46)%
Income tax expense	.34%	.22%	.18%

(Loss) income from continuing operations	(.20)%	.05%	(.64)%

Fiscal 2007 Compared to Fiscal 2006
     Net sales from continuing operations decreased 1.0%, or $4.0 million, to $408.4 million in fiscal 2007 compared to $412.4 million in fiscal 2006. Microcomputer product sales, excluding handling revenue, increased 1.3% to $353.6 million compared to $349.1 million in fiscal 2006 due to an increase in Hewlett Packard product sales. Consumer electronics sales in fiscal 2007 increased 42.2% to $46.2 million compared to $32.5 million in fiscal 2006 due to an increase in sales of Westinghouse product and the addition of other consumer product lines. Wireless revenues in fiscal 2007 declined 74.1% to $7.6 million compared to $29.5 million in fiscal 2006 due to a decrease in LG Infocomm and Audiovox products available to SED.

     Net sales from continuing operations decreased 1.0%, or $4.0 million, to $408.4 million in fiscal 2007 compared to $412.4 million in fiscal 2006. Information concerning SED’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change
	2007	2006	Amount	Percent
	($ in Millions)
United States:
Domestic	$247.1	$271.8	$(24.7)	(9.1%)
Export	73.9	64.1	9.8	15.3%
Latin America	90.0	76.5	13.5	17.6%
Elimination	(2.6)	—	(2.6)	N/A

Consolidated	$408.4	$412.4	$(4.0)	(1.0%)

     Domestic sales were $247.1 million and $271.8 million in fiscal 2007 and fiscal 2006, respectively. The decrease in domestic sales was due to a $20.8 million decrease in cellular products and an $11.0 million decrease in computer products offset by a $7.1 million increase in consumer electronics products. Latin America and export sales were $161.3 million and $140.6 million in fiscal 2007 and fiscal 2006, respectively. The increase in Latin America and export sales was due to an increase in sales of computer products, printers and consumable printer products.
     Sales of microcomputer products, including handling revenue, represented approximately 86.8% of SED’s net sales in fiscal 2007 compared to 85.0% for fiscal 2006. Sales of consumer electronics products accounted for approximately 11.3% of SED’s net sales in fiscal 2007 compared to 7.9% for fiscal 2006. Sales of wireless telephone products accounted for approximately 1.9% of SED’s net sales in fiscal 2007 compared to 7.1% for fiscal 2006. Sales of wireless telephone products declined due to LG product availability issues caused by a discontinued vendor relationship with LG.
     Gross profit increased $.5 million to $21.9 million in fiscal 2007, compared to $21.4 million in fiscal 2006. Gross profit as a percentage of net sales increased to 5.4% from 5.2% for fiscal 2007 compared to 2006. The gross profit increase resulted from a more favorable mix of products sold in the United States which offset a margin decline in Latin America. Gross profit in Latin America declined principally due to changes in product cost related to unfavorable exchange rates which caused product cost to rise. Overall, SED continues to experience pricing pressure in selling products.
     Selling, general and administrative expenses, excluding depreciation and amortization expense, for fiscal 2007 increased 12.8% to $20.3 million, compared to $18.0 million in fiscal 2006. These expenses as a percentage of net sales increased to 5.0% in 2007 compared to 4.4% in fiscal 2006. The increase in selling, general and administrative expenses was primarily due to several factors including (i) an increase of approximately $130,000 in employee and contract labor, (ii) an increase of $550,000 in credit and collection expense, (iii) an increase of $440,000 in occupancy and security expense, and (iv) an increase of $260,000 in professional fees. Other general expenses increased in fiscal 2007 compared to fiscal 2006 due to the non-recurrence of credits totaling $600,000 recorded in fiscal 2006 for sales tax and escheat credit settlements.
     Depreciation and an amortization was $.4 million in both fiscal 2007 and fiscal 2006.
     SED has significant U.S. dollar denominated liabilities in Latin American subsidiaries. The revaluation resulted in foreign currency transaction gains totaling approximately $.9 million in fiscal 2007 as compared to a loss of approximately $.5 million in fiscal 2006. See Item 7A for further discussion.
     Interest expense was $1.6 million in fiscal 2007 compared to $1.4 million in fiscal 2006. This change resulted primarily from rising interest rates and a higher average loan balance.
     Income tax expense was approximately $1.4 million in fiscal 2007 compared to $.9 million in fiscal 2006. At June 30, 2007, SED has a gross net operating loss carried forward for U.S. federal tax purposes of approximately $63.0 million and state tax purposes of approximately $53.6 million; expiring at various dates through 2027. At

June 30, 2007 and 2006, SED has recorded valuation allowances for principally all deferred tax assets, except for those relating to Intermaco S.R.L. (Argentina), as it is not more likely than not that these assets will be realized.
Fiscal 2006 Compared to Fiscal 2005
     Net sales from continuing operations increased 8.3%, or $31.5 million, to $412.4 million in fiscal 2006 compared to $380.9 million in fiscal 2005. Microcomputer product sales, excluding handling revenue, increased 12.4% to $349.1 million compared to $310.7 million in fiscal 2005 due to an increase in Acer and Hewlett Packard product sales. Wireless revenues in fiscal 2006 declined 35.2% to $29.5 million compared to $45.5 million in fiscal 2005 due to a decrease in LG Infocomm and Audiovox products available to SED. Consumer electronics sales in fiscal 2006 increased 38.9% to $32.5 million compared to $23.4 million in fiscal 2005 due to an increase in sales of Panasonic product and the addition of other consumer product lines.
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
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED may incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services. Please refer to Note 12 to SED’s Consolidated Financial Statements for further information regarding the results of operations for the reporting periods.
     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. During fiscal 2007 SED incurred $70,000 in costs related to Brazil. After recording this cost, SED has an accrued liability of $270,000 at June 30, 2007 to cover potential losses related to these claims.
Quarterly Data
     The following table sets forth certain unaudited quarterly historical consolidated financial data for each of SED’s last eight fiscal quarters ended June 30, 2007. This unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in SED’s opinion, includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the selected quarterly information. This information should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere herein. The operating results for any quarter shown are not necessarily indicative of results for any future period.

	Quarter Ended
	Sept 30,	Dec 31,	Mar 31,	June 30,	Sept 30,	Dec 31,	Mar 31,	June 30,
	2005	2005	2006	2006	2006	2006	2007	2007
	(In thousands, except per share data)
Net sales	$102,298	$102,986	$109,557	$97,530	$96,621	$93,009	$107,692	$111,113
Gross profit	4,484	5,275	5,666	5,978	5,124	5,364	6,030	5,402
Operating income (loss)	1	756	1,069	685	760	750	825	(206)
(Loss) income from continuing operations	(459)	158	441	51	113	27	21	(974)
(Loss) income from discontinued operations	(7)	—	—	200	—	—	—	(70)

Net (loss) income	$(466)	$158	$441	$251	$113	$27	$21	$(1,044)

(Loss) income per share:
From continuing operations	$(.12)	$.04	$.11	$.02	$.03	$.01	$—	$(.25)
From discontinued operations	—	—	—	.05	—	—	—	(.02)

Total (loss) income per share	$(.12)	$.04	$.11	$.07	$.03	$.01	$—	$(.27)

Contractual Obligations
     The following table summarized SED’s contractual obligations, as discussed in the Notes to the Consolidated Financial Statements as of June 30, 2007.

	Payments Due By Period
Contractual Obligations	TOTAL	2008	2009	2010	2011	2012
Operating Leases	$3,589,000	$1,119,000	$1,113,000	$755,000	$392,000	$210,000
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
Liquidity and Capital Resources
     SED’s liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. As a percentage of total assets exclusive of other receivables, accounts receivable and inventories were approximately 89.9% and 91.0% in fiscal 2007 and 2006, respectively. It has been SED’s experience that in periods of revenue growth, investments in accounts receivable and inventories grow, and SED’s need for financing may increase. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease and cash is generated. At June 30, 2007, accounts receivable and inventories, net of payables, increased by $8.6 million, or 24.8%, compared with June 30, 2006. In fiscal 2006, accounts receivable and inventories, net of payables, increased by 2.3%, or $.8 million, compared with fiscal 2005.
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
     At June 30, 2007, SED had cash and cash equivalents of $3.4 million, of which $1.9 million is held in Latin American banks by SED’s subsidiaries in Argentina and Colombia. The funds held in Latin American banks are generally not available for use domestically without withholding taxes. At June 30, 2007, SED’s principal source of liquidity is its $3.4 million of cash, and its revolving credit facility. SED’s availability under the Wachovia Agreement was $8.4 million at June 30, 2007, net of $3.6 million in reserves for outstanding stand-by letters of credit.
     The net amount of cash used in SED’s operating activities in fiscal 2007 was $8.4 million, principally as a result of changes in working capital requirements. The net amount of cash used in investing activities in fiscal 2007 was $.5 million. The net amount of cash provided by financing activities in fiscal 2007 was $7.0 million.
     The net amount of cash used in operating activities in fiscal 2006 was $2.0 million, principally reflecting changes in working capital requirements. The net amount of cash used in investing activities in fiscal 2006 was $.2 million. The net amount of cash provided by financing activities in fiscal 2006 was $3.9 million and reflects additional borrowings under our short-term revolving credit.

     The net amount of cash used in SED’s operating activities in fiscal 2005 was $3.7 million, principally as a result of changes in working capital requirements. The net amount of cash used for investing activities in fiscal 2005 was $.5 million. The net amount of cash provided by financing activities in fiscal 2005 was $2.7 million reflecting additional borrowings under our revolving credit facility.
     SED’s cash flows in fiscal 2007 were positively affected by the favorable changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of providing approximately $.8 million in cash for the year ended June 30, 2007 as compared to using $.4 million in fiscal 2006 and providing $.4 million in fiscal 2005.
     On March 1, 2007, SED signed a three-year extension on a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia agreement was originally entered into on September 21, 2005 with a term of three years. On July 17, 2007, SED elected to increase its line of credit to $40.0 million from $35.0 million as allowed under the Wachovia agreement. On August 23, 2007, the Wachovia line of credit was increased temporarily for 60 days to $50.0 million to accommodate a $9.0 million purchase from one vendor for a televised product offering by one of SED’s customers. After the 60 day period, the line of credit will revert back to $40.0 million. The Wachovia agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventory as defined therein, and the line of credit may be increased to $50.0 million, on a non-temporary basis, in $5.0 million increments at SED’s direction, if certain additional criteria are met.
     Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00%, to the prime rate. SED is also subject to a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of each of SED’s shares in its foreign subsidiaries, respectively.
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
     Available borrowings under this agreement, based on collateral limitations at June 30, 2007 were $8.4 million. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2007 were $21.1 million, $26.6 million and 7.1%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 7.1% at June 30, 2007. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2006 were $20.5 million, $25.1 million and 6.6%, respectively.
     The carrying value of all bank debt at June 30, 2007 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $ 3.6 million at June 30, 2007.
     On January 26, 2007, the Company entered into a 3 year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20%. On June 8, 2007, the three year swap agreement was amended to a notional amount of $10.0 million with a fixed rate of 5.37%. The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value of the interest rate swap contract was not material at June 30, 2007.
     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in management’s estimates. Management is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. SED does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the year ended June 30, 2007.
     Management believes that SED’s credit agreements together with vendor lines of credit and internally generated funds will be sufficient to satisfy its working capital needs during fiscal 2008. However, no assurance can be given that SED will be able to remain in compliance with the financial covenants associated with the Wachovia Agreement, or that SED will be able to continue to obtain credit from its vendors in the future. Failure to maintain compliance under the Wachovia Agreement or obtain vendor lines of credit could significantly and adversely affect SED’s business operations.
Critical Accounting Policies and Estimates
Allowance for Doubtful Accounts — Methodology
     An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectibility of specific accounts. Management evaluates the collectibility of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which protects SED from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions). See Note 11 to SED’s Consolidated Financial Statements for a summary of the movement of the allowance for doubtful accounts.
Inventories — Slow Moving , Obsolescence, and Lower of Cost or Market
     Most of SED’s vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. SED’s reserve for obsolete and slowing moving inventories was approximately $945,000 at June 30, 2007 or 2.2% of gross inventories.
Financial Instruments
     SED’s principal financial instruments consist of cash, accounts receivable, accounts payable and revolving credit facilities. The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.
     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of accumulated other comprehensive loss. It is SED’s policy not to enter into derivative contracts for speculative trading purposes.

     SED’s revolving credit facility is currently a variable rate facility. During fiscal 2007, SED entered into a three year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $10.0 million notional amount of the obligation under its revolving credit facility.
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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     SED is subject to market risk arising from adverse changes in interest rates and foreign exchange rates. SED does not enter into financial investments for speculation or trading purposes and is not a party to any financial or commodity derivatives.
Interest Rate Risk
     SED’s cash equivalents and short-term investments and its outstanding debt bear variable interest rates which adjust to market conditions. Changes in the market rate affect interest earned and paid by SED. Changes in the interest rates are not expected to have a material impact on SED’s results of operations.
     The Company utilizes derivative financial instruments to reduce interest rate risk as described in the Liquidity and Capital Resources section. The Company does not hold or issue derivative financial instruments for trading purposes.
Foreign Currency Exchange
     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income. As a result of the change in currency, SED recorded foreign currency translation gain as a component of comprehensive income of approximately $1,626,000 for the fiscal year ended June 30, 2007.
     SED distributes many of its products in foreign countries, primarily in Latin America. Approximately 39.5% of SED’s total net sales were generated from sales made to resellers located in Latin American countries during the twelve-month period ended June 30, 2007. SED’s foreign subsidiaries procure inventory payable in U.S. dollars for resale in their respective countries. Upon settlement of the receivables and payables, SED may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the year ended June 30, 2007, SED recorded transaction gains of approximately $876,000. At June 30, 2007, SED’s foreign subsidiaries had approximately $7.6 million in U.S. dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, SED would record a transaction loss of approximately $760,000. Conversely, if the value of the dollar declines by 10%, SED would record a transaction gain of approximately $760,000.
     The information included in SED’s Annual Report does not include the potential impact that might arise from any decline in foreign currency in Latin America after June 30, 2007 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

     Since January 1, 2002, the Argentine economy has experienced inflation. During fiscal 2007, the inflation rate was 8.4% compared to 10.6% in fiscal 2006. The devaluation, which commenced in January 2002, could make it more difficult for Argentine companies to service their commercial and financial obligations due in or tied to the U.S. dollar. Any of the foregoing events and a continuation of the Argentine recession may have a material adverse effect on SED’s business, results of operations, financial condition, and ability to make payments on SED’s indebtedness and on SED’s common stock market price. The information included in SED’s financial statements, and other documentation, does not contain the potential impact that might arise from the situation described above and, accordingly, should be analyzed considering that circumstance.

Item 8. Financial Statements and Supplementary Data
Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
SED International Holdings, Inc. and Subsidiaries
We have audited the consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the years in the three-year period ended June 30, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2007 and 2006, and their results of operations and cash flows for each of the years in the three-year period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.
/s/ J.H. Cohn LLP
Roseland, New Jersey
September 20, 2007

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,356,000	$4,426,000
Trade accounts receivable, less allowance for doubtful accounts of $348,000 (2007) and $437,000 (2006)	42,059,000	33,584,000
Inventories, net	41,751,000	32,720,000
Deferred income taxes, net	23,000	58,000
Other current assets	4,929,000	3,586,000

Total current assets	92,118,000	74,374,000
Property and equipment, net	1,104,000	941,000

Total assets	$93,222,000	$75,315,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$40,342,000	$31,480,000
Accrued and other current liabilities	6,177,000	4,834,000
Revolving credit facility	24,544,000	17,532,000

Total liabilities	71,063,000	53,846,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized, 5,573,347 (2007) and 5,583,347 (2006) shares issued, 3,878,856 (2007) and 3,888,856 (2006) shares outstanding	56,000	56,000
Additional paid-in capital	68,531,000	68,584,000
Accumulated deficit	(30,479,000)	(29,596,000)
Accumulated other comprehensive loss	(2,862,000)	(4,488,000)
Treasury stock, 1,694,491 shares, at cost	(13,087,000)	(13,087,000)

Total shareholders’ equity	22,159,000	21,469,000

Total liabilities and shareholders’ equity	$93,222,000	$75,315,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,
	2007	2006	2005

Net sales	$408,435,000	$412,371,000	$380,864,000
Cost of sales	386,515,000	390,968,000	364,091,000

Gross profit	21,920,000	21,403,000	16,773,000
Selling, general and administrative expenses, excluding depreciation and amortization expense	20,254,000	17,958,000	17,195,000
Depreciation and amortization expense	413,000	422,000	868,000
Foreign currency transactions (gain) loss	(876,000)	512,000	(244,000)
Loss on disposal of assets	—	—	31,000

Operating income (loss)	2,129,000	2,511,000	(1,077,000)
Interest expense	1,574,000	1,389,000	691,000

Income (loss) before income taxes from continuing operations	555,000	1,122,000	(1,768,000)
Income tax expense	1,368,000	931,000	680,000

(Loss) income from continuing operations	(813,000)	191,000	(2,448,000)
(Loss) income from discontinued operations	(70,000)	193,000	(154,000)

Net (loss) income	$(883,000)	$384,000	$(2,602,000)

Basic and diluted (loss) income per share:
From continuing operations	$(.21)	$.05	$(.63)
From discontinued operations	(.02)	.05	(.04)

Basic and diluted (loss) income per share	$(.23)	$.10	$(.67)

Weighted average number of shares outstanding:
Basic	3,877,000	3,872,000	3,871,000
Diluted	3,877,000	3,884,000	3,871,000
See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Unearned	Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Compensation	Shareholders’
	Shares	Par Value	Capital	Deficit	Loss	Shares	Cost	Stock Awards	Equity
BALANCE JUNE 30, 2004	5,569,872	$56,000	$68,574,000	$(27,378,000)	$(4,510,000)	1,690,701	$(13,083,000)	$(53,000)	$23,606,000
Amortization of stock awards								20,000	20,000
Stock-based compensation			18,000						18,000
Exercise of stock options	6,666		3,000						3,000

Net loss				(2,602,000)					(2,602,000)
Translation adjustments					778,000				778,000

Comprehensive loss									(1,824,000)

BALANCE JUNE 30, 2005	5,576,538	56,000	68,595,000	(29,980,000)	(3,732,000)	1,690,701	(13,083,000)	(33,000)	21,823,000
Reclassification of unvested stock awards – adoption of SFAS 123 (R)			(33,000)					33,000
Stock-based compensation			20,000						20,000
Treasury shares purchased	141					3,790	(4,000)		(4,000)
Exercise of stock options	6,668		2,000						2,000

Net income				384,000					384,000
Translation adjustments					(756,000)				(756,000)

Comprehensive loss									(372,000)

BALANCE JUNE 30, 2006	5,583,347	56,000	68,584,000	(29,596,000)	(4,488,000)	1,694,491	(13,087,000)	—	21,469,000
Stock awards cancelled	(10,000)		(75,000)						(75,000)
Stock-based compensation			22,000						22,000

Net loss				(883,000)					(883,000)
Translation adjustments					1,626,000				1,626,000

Comprehensive income									743,000

BALANCE JUNE 30, 2007	5,573,347	$56,000	$68,531,000	$(30,479,000)	$(2,862,000)	1,694,491	$(13,087,000)	$—	$22,159,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30,
	2007	2006	2005

Operating activities:
Net (loss) income	$(883,000)	$384,000	$(2,602,000)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	413,000	422,000	868,000
Deferred tax assets	35,000	4,000	(2,000)
Stock-based compensation	(53,000)	20,000	38,000
Provision for losses on accounts receivable	658,000	475,000	560,000
Loss on disposal of assets	—	—	31,000
Changes in operating assets and liabilities:
Trade accounts receivable	(7,528,000)	(3,944,000)	(13,000)
Other receivable	—	—	500,000
Inventories, net	(7,494,000)	452,000	(3,053,000)
Other current assets	(836,000)	(2,086,000)	238,000
Trade accounts payable	6,401,000	1,912,000	(215,000)
Accrued and other current liabilities	922,000	337,000	(48,000)

Net cash used in operating activities	(8,365,000)	(2,024,000)	(3,698,000)

Investing activities:
Purchase of equipment	(538,000)	(182,000)	(463,000)

Net cash used in investing activities	(538,000)	(182,000)	(463,000)

Financing activities:
Net proceeds from issuance of stock	—	2,000	3,000
Net borrowings under revolving credit facility	7,012,000	3,942,000	2,742,000
Purchase of treasury stock	—	(4,000)	—

Net cash provided by financing activities	7,012,000	3,940,000	2,745,000

Effect of exchange rate changes on cash and cash equivalents	821,000	(390,000)	418,000

(Decrease) increase in cash and cash equivalents	(1,070,000)	1,344,000	(998,000)
Cash and cash equivalents:
Beginning of year	4,426,000	3,082,000	4,080,000

End of year	$3,356,000	$4,426,000	$3,082,000

Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest paid	$1,544,000	$1,438,000	$693,000
Income tax payments	$909,000	$976,000	$679,000
See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2007, 2006 and 2005
1. Description of Business
     SED International Holdings, Inc., the parent company incorporated in Georgia, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation, are engaged in the wholesale distribution of microcomputer products, including mass storage, imaging, display, consumer electronics and wireless products throughout the United States and Latin America. SED International Holdings, Inc. services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. (“SED Colombia”) in Bogota, Colombia and Intermaco S.R.L. (“Intermaco”) in Buenos Aires, Argentina.
     On September 30, 2004, SED International Holdings, Inc. filed a Form 15 “Certification and Notice of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934 with the United States Securities and Exchange Commission” (“SEC”).
     On the first day of its 2007 fiscal year, the Company exceeded 299 holders of record. Accordingly, pursuant to Section 15(d) of the Exchange Act, beginning with its Annual Report on Form 10-K for the fiscal year ended June 30, 2006, the Company began filing reports under the Securities Exchange Act of 1934, as amended.
2. Summary of Significant Accounting Policies
     Principles of Consolidation — The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil, Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED Colombia and Intermaco, (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The operations of SED International do Brasil, Ltda. were discontinued during the third quarter of fiscal 2003. See Note 12.
     Risks and Uncertainties — The Company has at various times incurred a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing sales and profit margins and reducing administrative and overhead costs. There is no assurance the Company will be successful in connection with these efforts. Failure to effectively implement the plan could materially adversely affect the Company’s profitability and financial condition.
     Numerous factors and conditions impact the Company’s ability to achieve its profit goals, including, but not limited to, the following:
▪	Continuation of distribution agreements — The Company operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, the Company would be forced to obtain its products through wholesalers. This would reduce the Company’s profit margin on the affected products.

▪	Availability of certain products — From time to time, due to production limitations or heavy demand, the Company may only be able to purchase a limited amount of popular products from its suppliers.

▪	Product margins — The Company operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, the Company receives price protection and other considerations from its vendors. While the Company has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

▪	Vendor credit — The Company significantly relies on its suppliers for trade credit. Changes by the suppliers in their credit terms could force the Company to obtain less favorable financing for its purchases.

▪	Product obsolescence — The Company offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, the Company has certain stock return privileges, which vary from supplier to supplier. The Company believes stock return programs will continue in the future, but can give no assurance about whether these programs will continue.

▪	Consumer electronics — The Company re-entered into the distribution of consumer electronics in fiscal 2004, which is highly competitive. Some of the Company’s competitors have substantially greater financial, marketing and distribution resources than the Company and the Company may be unable to successfully compete with these companies. Failure to successfully penetrate this market could have an adverse impact on the Company’s cash flows, financial position and operating results.

▪	Credit decisions and losses — The Company maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, the Company may experience customer credit losses in excess of its expectations. The Company maintains credit insurance policies for certain customers located in the United States and select Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require the Company to maintain certain minimum standards and policies with respect to extending credit to customers. If the Company does not adhere to such policies, the insurance companies may not pay claims submitted by the Company.

▪	Proportionate control of general and administrative costs — The Company attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, the Company must continually monitor its overhead costs and make adjustments timely and appropriately. Failure to control overhead costs could have an adverse impact on the Company’s cash flows, financial position and operating results.

▪	Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in both of the countries in which the Company operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, the Company could experience unexpected costs from its operations in these countries.

▪	Availability of credit facilities — The Company has operated under a formal credit facility with a bank for many years that was subject to certain collateral limitations and contained certain covenants. During September 2005 a new credit facility was obtained. No assurance can be given that the Company will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect the Company’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in September 2011, is further described in Note 4.

▪	Cash flows — While not presently expected, the Company’s continued operations in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by a subsidiary). The credit facility restricts the future funding by the parent company of Latin American operations. Operating needs and regulatory matters may restrict the Company’s ability to repatriate cash flows from the foreign subsidiaries to the United States.

     Revenue Recognition — Revenue is recognized once four criteria are met: (1) SED must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectibility must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. SED allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.
     Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation of $100,000. The funds held in Latin American banks, which represent 57.4% of the Company’s cash and cash equivalents at June 30, 2007, are generally not available for use domestically without withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and generally does not require collateral from its customers.
     Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be significant.
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
     Inventories — Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $7,153,000 at June 30, 2007 and $6,207,000 at June 30, 2006. Most of the Company’s vendors allow for either return of goods within a specified period (usually 45 — 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The reserve for obsolete and slow moving inventories was approximately $945,000 at June 30, 2007 and $1,037,000 at June 30, 2006 or 2.2% and 3.0% of gross inventories, respectively.

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
     Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes. As of June 30, 2007 and 2006, the amount of deferred income taxes recorded against cumulative translation losses is zero, because the related deferred tax asset has been offset in full by a valuation allowance. The results of foreign operations are translated at the average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statement of operations.
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
     Earnings Per Common Share (EPS) —Basic earnings per common share is computed on the basis of the weighted average number of shares of common stock outstanding during that period. Diluted earnings per common share is computed on the basis of the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Approximately 50,000 stock options had the effect of increasing the weighted average shares in fiscal 2006. Potentially dilutive common shares represent additional common shares assumed to be issued. For the years ended June 30, 2007, 2006 and 2005 options for approximately 506,000, 468,000, and 683,000 common shares, respectively, were excluded from the diluted EPS calculation due to their antidilutive effect.
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
     The adoption of SFAS 123(R) in fiscal 2006 did not have a material impact on stock-based compensation expense for the fiscal year ended June 30, 2006. The effect of estimating forfeitures was not material. Stock-based compensation expense recognized during fiscal years ended June 30, 2007, 2006 and 2005 totaled approximately $5,000, $5,000 and $18,000, respectively. At June 30, 2007 there was no unrecognized compensation cost related to unvested stock-based compensation arrangements granted under our plan.

     The following table illustrates the effect on net loss and loss per share had the Company accounted for stock-based compensation in accordance with SFAS 123(R) in 2005:

Year Ended
June 30,
2005
Net loss, as reported	$(2,602,000)
Stock-based compensation included in reported net loss	18,000
Stock-based compensation under fair value reporting	(64,000)

Pro forma net loss	$(2,648,000)

Basic and diluted loss per share:
As reported	$(.67)

Pro forma	$(.68)

     No stock options were granted in fiscal 2007 and 2006. The weighted average fair value of options granted in fiscal 2005 was $.79, using the Black-Scholes option pricing model with the following assumptions:

2005
Dividend yield	0.0%
Expected volatility	80.2%
Risk-free interest rate	3.6%
Expected life, in years	5.0
     Recent Accounting Pronouncements- In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of Financial Accounting Standards Board Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company in the first quarter of the fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS 157 in the first quarter of fiscal 2008. The Company is currently in the process of assessing what impact FAS 157 may have on its consolidated financial position, results of operations or cash flows
     In September 2006, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 108 “Considering the Effect of Prior Year Misstatements When Quantifying Misstatements in Current year Financial Statements” (“SAB No. 108”). SAB No. 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. SAB No. 108 requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. The adoption of the provisions of SAB No. 108, effective as of the fiscal year ended June 30, 2007, did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

3. Property and Equipment
     Property and equipment are comprised of the following:

	June 30,
	2007	2006

Furniture and equipment	$10,896,000	$10,407,000
Leasehold improvements	2,253,000	2,109,000
Other	215,000	119,000

	13,364,000	12,635,000
Less accumulated depreciation and amortization	(12,260,000)	(11,694,000)

	$1,104,000	$941,000

     Depreciation and amortization expense for property and equipment totaled $413,000, $422,000 and $868,000 for the years ended June 30, 2007, 2006 and 2005, respectively.
4. Credit Facilities
     On March 1, 2007, SED signed a three-year extension on a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia agreement was originally entered into on September 21, 2005 with a term of three years. On July 17, 2007, SED elected to increase its line of credit to $40.0 million from $35.0 million as allowed under the Wachovia agreement. On August 23, 2007, the Wachovia line of credit was increased temporarily for 60 days to $50.0 million to accommodate a $9.0 million purchase from one vendor for a televised product offering by one of SED’s customers. After the 60 day period, the line of credit will revert back to $40.0 million. The Wachovia agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventory as defined therein, and the line of credit may be increased to $50.0 million, on a non-temporary basis, in $5.0 million increments at SED’s direction, if certain additional criteria are met.
     Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00%, to the prime rate. SED is also subject to a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of each of SED’s shares in its foreign subsidiaries, respectively.
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
     Available borrowings under this agreement, based on collateral limitations at June 30, 2007 were $8.4 million. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2007 were $21.1 million, $26.6 million and 7.1%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 7.1% at June 30, 2007. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2006 were $20.5 million, $25.1 million and 6.6%, respectively.

     The carrying value of all bank debt at June 30, 2007 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $3.6 million at June 30, 2007.
     On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20%. On June 8, 2007, the three-year swap agreement was amended to a notional amount of $10.0 million with a fixed rate of 5.37%. The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value of the interest rate swap contract was not material at June 30, 2007.
5. Income Taxes
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,
	2007	2006

Net deferred tax assets and (liabilities):
U.S. federal and state operating loss carry-forwards	$23,545,000	$22,810,000
Unremitted foreign earnings	(3,052,000)	(2,794,000)
Translation loss on unremitted foreign earnings	1,087,000	1,704,000
Depreciation and amortization	186,000	210,000
Allowance for accounts receivable	106,000	145,000
Inventories	470,000	486,000
Allowance for sales returns	19,000	25,000
Employee benefits and compensation	16,000	20,000
Reserves and accruals	218,000	212,000
Sales tax	1,000	11,000
Stock options	51,000	78,000
Available tax credits	328,000	328,000
Other	6,000	102,000

	22,981,000	23,337,000
Valuation allowance	(22,958,000)	(23,279,000)

Net deferred tax assets	$23,000	$58,000

     The net deferred tax assets at June 30, 2007 and June 30, 2006 all are related to Intermaco and were classified as current assets on the balance sheet. At June 30, 2007, the Company has gross net operating loss carry-forwards for federal and state income tax purposes in the United States of approximately $63.0 million and $53.6 million, respectively, expiring at various dates through 2027. In addition, as of June 30, 2007 the Company has alternative minimum tax credit carry forwards of approximately $328,000, which carry over until they are used. At June 30, 2007 and 2006, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco, as there is no assurance that these assets will be realized.

     The components of income (loss) from continuing operations before income taxes consist of the following:

	Year Ended June 30,
	2007	2006	2005

United States	$(2,676,000)	$(1,011,000)	$(3,682,000)
Foreign	3,231,000	2,133,000	1,914,000

Total	$555,000	$1,122,000	$(1,768,000)

     Components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2007	2006	2005

Current:
State	$9,000	$6,000	$(3,000)
Foreign	1,324,000	921,000	685,000

	1,333,000	927,000	682,000

Deferred:
Foreign	35,000	4,000	(2,000)

	35,000	4,000	(2,000)

	$1,368,000	$931,000	$680,000

     The Company’s income taxes payable at June 30, 2007 and 2006 were $861,000 and $402,000, respectively, and are included in accrued and other current liabilities on the balance sheets.
     The Company’s effective tax rates for income (loss) from continuing operations differ from statutory rates as follows:

	Year Ended June 30,
	2007	2006	2005

Statutory federal rates (benefit)	34.0%	34.0%	(34.0%)
State income taxes net of federal income tax rate (benefit)	(0.3)	7.2	(7.7)
Non-deductible Items	2.9	1.6	0.9
Permanent difference true-up	—	1.8	—
U.S. tax on foreign earnings	114.6	36.8	138.7
Valuation allowance	48.3	(24.0)	(60.3)
Foreign taxes in excess (deficiency) of federal statutory rate	46.9	17.7	(1.2)
Other	0.1	7.9	2.1

Total	246.5%	83.0%	38.5%

     The valuation allowance decreased during fiscal 2007 by $321,000, increased during fiscal 2006 by $126,000, and decreased during fiscal 2005 by $735,000.
6. Lease Obligations
     SED International, Inc. leases its main office facility under an operating lease expiring in September 2009 with an entity owned by certain minority shareholders and one officer of the Company. Rent expense for this facility for the fiscal years ended June 30, 2007, 2006 and 2005 was $309,000, $300,000 and $291,000, respectively. This lease provides for annual increases of 3% through September 2009. The Company leases additional distribution center and sales office space and office equipment under other operating leases expiring through April 2012. Rent expense under all operating leases for the years ended June 30, 2007, 2006 and 2005 was $1,089,000, $959,000 and $1,085,000, respectively.

     As of June 30, 2007, future minimum rental commitments under non-cancelable operating leases are:

Year Ending June 30,
2008	$1,119,000
2009	1,113,000
2010	755,000
2011	392,000
2012	210,000

$3,589,000

7. Shareholders’ Equity
     The Company maintains four stock option plans, one which is currently active and under which 801,591 shares of common stock have been reserved at June 30, 2007 for future incentive and nonqualified stock option grants as well as stock awards to directors, officers and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a “change of control” (as defined in the Company’s stock option plans), all outstanding options become immediately exercisable. The compensation cost that has been charged against income for these stock option plans was $5,000, $5,000 and $18,000 for fiscal 2007, 2006 and 2005 respectively. No income tax benefit was recognized in the income statement for stock-based compensation arrangements as we have large net operating loss carry forwards with full valuation allowances. None of the expense related to stock-based compensation arrangements was capitalized during fiscal 2007, 2006 or 2005. There is no unrecognized compensation cost related to non-vested stock options at June 30, 2007.
     Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2006	517,909	$2.60
Forfeited or expired	(11,750)	$5.92

Outstanding at June 30, 2007	506,159	$2.52	4.4	$89,000

Vested and expected to vest at June 30, 2007	506,159	$2.52	4.4	$89,000
Exercisable at June 30, 2007	497,934	$2.52	4.4	$84,000
Available for grant at June 30, 2007	801,591
     The total intrinsic value of options exercised during the fiscal years ended June 30, 2006 and 2005 were $2,000 and $3,000, respectively. There were no options exercised during fiscal 2007. The total fair value of shares vested during each of the fiscal years ended June 30, 2006 and 2005 was $17,000 and $45,000, respectively.

     The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2007:

	Outstanding Options		Exercisable Options
		Weighted		Average	Weighted
		Average		Remaining	Average
Range of	Number	Exercise	Number	Contractual	Exercise
Exercise Prices	Outstanding	Price	Exercisable	Life (Years)	Price
$0.0000 - $1.0130	92,500	$.6395	86,000	5.7	$0.6198
$1.0131 - $2.0260	255,000	$1.9494	255,000	4.3	$1.9494
$2.0261 - $3.0390	78,000	$2.4428	78,000	5.5	$2.4428
$5.0651 - $6.0780	55,334	$5.8800	55,334	2.1	$5.8800
$6.0781 - $7.0910	5,250	$6.8200	5,250	2.7	$6.8200
$7.0911 - $8.1040	16,300	$7.8728	14,575	3.0	$7.8648
$9.1171 - $10.1300	3,775	$10.1068	3,775	.4	$10.1068

	506,159		497,934

     Restricted Stock — The Company’s stock option plan established in 1999 also permits the grant of restricted stock awards. Restricted stock activity is as follows:

	Year Ended June 30,
	2007	2006	2005
Shares of restricted stock-beginning of year	12,750	17,000	21,250
Vested	(5,250)	(4,250)	(4,250)
Canceled	(7,500)	—	—

Shares of restricted stock-end of year	—	12,750	17,000

     The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and is amortized over the vesting period. The weighted average grant-date fair value of shares outstanding at the beginning of fiscal 2007 and vested during fiscal 2007 was $7.50.
8. Employee Benefit Plan
     SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. SED International may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 7 years based on years of continuous service. There were no matching contributions for fiscal years 2007, 2006 and 2005.
9. Segment Information
     The Company operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.

     Financial information for continuing operations by geographic region is as follows:

Fiscal 2007	United States	Latin America	Eliminations	Consolidated
Net sales to unaffiliated customers	$321,012,000	$90,065,000	$(2,642,000)	$408,435,000
Gross profit	$15,006,000	$6,914,000	—	$21,920,000
(Loss) income from continuing operations	$(1,102,000)	$3,231,000	—	$2,129,000
Total assets at year-end	$79,694,000	$26,430,000	$(12,902,000)	$93,222,000
Fiscal 2006
Net sales to unaffiliated customers	$335,824,000	$76,547,000	—	$412,371,000
Gross profit	$15,112,000	$6,291,000	—	$21,403,000
Income from continuing operations	$371,000	$2,140,000	—	$2,511,000
Total assets at year-end	$68,555,000	$19,002,000	$(12,242,000)	$75,315,000
Fiscal 2005
Net sales to unaffiliated customers	$327,006,000	$53,858,000	—	$380,864,000
Gross profit	$12,025,000	$4,748,000	—	$16,773,000
(Loss) income from continuing operations	$(3,142,000)	$2,065,000	—	$(1,077,000)
Total assets at year-end	$87,400,000	$14,387,000	$(31,004,000)	$70,783,000
     Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.
     Net sales by product category for continuing operations is as follows:

		Consumer	Wireless
	Microcomputer	Electronics	Telephone	Handling
Year Ended June 30,	Products	Products	Products	Revenue	Total
2007	$353,616,000	$46,175,000	$7,640,000	$1,004,000	$408,435,000
2006	$349,126,000	$32,466,000	$29,508,000	$1,271,000	$412,371,000
2005	$310,747,000	$23,374,000	$45,541,000	$1,202,000	$380,864,000
     Approximately 39.5%, 34.1% and 29.8% in the fiscal years ended June 30, 2007, 2006, and 2005, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.
10. Significant Vendors
     During the year ended June 30, 2007, the Company purchased approximately 38.5% of its product from two vendors. During the year ended June 30, 2006, the Company purchased approximately 49.8% of its product from three vendors. During the year ended June 30, 2005, the Company purchased approximately 47.8% of its product from three vendors.
11. Supplemental Disclosures
     An analysis of allowances for doubtful accounts is as follows:

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended June 30,	of Year	Expenses	Deductions (1)	End of Year
2007	$437,000	$658,000	$(747,000)	$348,000
2006	$535,000	$475,000	$(573,000)	$437,000
2005	$616,000	$560,000	$(641,000)	$535,000

(1)	Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

     An analysis of allowances for obsolete and slow moving inventories is as follows:

	Balance at	Charged to
	Beginning	Costs and		Balance at
Year Ended June 30,	of Year	Expenses	Deductions (1)	End of Year
2007	$1,037,000	$(92,000)	$—	$945,000
2006	$1,060,000	$(23,000)	$—	$1,037,000
2005	$916,000	$144,000	$—	$1,060,000

(1)	Deductions represent actual write-offs or mark-downs of inventories.
12. Discontinued Operations
     In February 2003, the Company resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s consolidated balance sheets as of June 30, 2007, 2006 and 2005. As of June 30, 2007 and 2006, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.
     The Brazil Operation had no recognized gain or loss from discontinued operations in fiscal 2007 and had a gain from discontinued operation of $193,000 in fiscal 2006, and a loss of $154,000 in fiscal year 2005. The Brazil operation sales activity ceased during fiscal year 2003. The gain in fiscal 2006 resulted from a reduction in liabilities for suppliers and administrative services. The loss from discontinued operations in fiscal years 2005 and 2004 was attributed to the following: (i) foreign currency exchange losses, (ii) professional fees and (iii) the favorable settlement of certain liabilities offset by additional provisions for the tax claims asserted by the Brazilian government.
     SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED may incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services.
     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. During fiscal 2007 SED incurred $70,000 in cost related to Brazil. After recording this cost, SED has an accrued liability of $270,000 at June 30, 2007 to cover potential losses related to these claims.
13. Legal Proceedings
     On March 15, 2007, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of the Company; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of the Company. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against the Company on November 3, 2005 in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that the Company breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-

reimbursed expenses of approximately $85,000, director fees of an unspecified total, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. The parties are currently engaged in written discovery. The Company believes that it has meritorious defenses and will vigorously defend this matter.
     On June 19, 2006 the Company through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, the Company asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant injunctive relief. In response, Mr. Levine has denied the Company’s assertions, filed a third party complaint against the Company and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, the Company filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. The Company is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint.
     On August 19, 2005, Mr. Diamond sent a complaint (received August 24, 2005) against SED International, the Company’s operating subsidiary, with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay (rate of $375,000 per year plus benefits), attorney fees and expenses, and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in favor of SED International. Mr. Diamond appealed that decision and SED International filed a motion for summary judgment in its favor. In October 2006, the Department of Labor denied the motion for summary judgment in connection with his appeal. A trial was held on the issues from October 31, 2006 through November 3, 2006. In connection with the trial, both sides respectively submitted post-hearing briefs in January, March and July 2007. The parties are currently waiting for a ruling from the Administrative Law Judge. SED International believes that it has meritorious defenses to his complaint and is vigorously defending this matter.
     On October 25, 2005, the Company was named in a lawsuit filed by Rockland Credit Finance, LLC, a Maryland limited liability company (“Rockland”), in the Superior Court of New Jersey, County of Essex captioned Rockland Credit Finance, LLC vs. Nikada Inc., et al., Docket no. ESX-L-00-8310-05. In the lawsuit, Rockland alleged that the Company is indebted to them as a result of the Company’s relationship with Nikada, Inc., a New Jersey corporation and a former product supplier to the Company, and sought money damages in the amount of approximately $700,000 plus interest, costs and attorneys’ fees. The Company denied all the allegations. The Company brought a third party claim against Nikada and its owner for misrepresentations and filed a Motion to Dismiss. The Company settled the lawsuit for an undisclosed amount in May 2007.
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
     There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
     None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the fiscal year ended June 30, 2007 and delivered to stockholders in connection with the annual meeting of stockholders for the fiscal year ended June 30, 2007.
Code of Ethics
     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.sedonline.com and is filed as Exhibit 14 to this report.
Item 11. Executive Compensation
     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the fiscal year ended June 30, 2007 and delivered to stockholders in connection with the annual meeting of stockholders for the fiscal year ended June 30, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the fiscal year ended June 30, 2007 and delivered to stockholders in connection with the annual meeting of stockholders for the fiscal year ended June 30, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the fiscal year ended June 30, 2007 and delivered to stockholders in connection with the annual meeting of stockholders for the fiscal year ended June 30, 2007.
Item 14. Principal Accounting Fees and Services.
     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than one hundred twenty (120) days after the fiscal year ended June 30, 2007 and delivered to stockholders in connection with the annual meeting of stockholders for the fiscal year ended June 30, 2007.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following documents are filed as part of this Report:
     1. Financial Statements. The following financial statements and the report of SED’s independent auditor thereon, are filed herewith.
•	Report of Independent Registered Public Accounting Firm (J.H Cohn, LLP-2007, 2006 and 2005)

•	Consolidated Balance Sheets at June 30, 2007 and 2006

•	Consolidated Statements of Operations for the years ended June 30, 2007, 2006 and 2005

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the years ended June 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements
     2. Financial Statement Schedules.
•	Schedule II: Valuation and Qualifying Accounts is filed herewith under “Supplemental Disclosures” in Note 11 to the Consolidated Financial Statements.
Schedules other than the schedule presented are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.
     3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (1).

3.2	Amendment to Articles of Incorporation (2).

3.3	Bylaws of the Company (3).

3.4	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007 (40).

4.1	Form of Rights Agreement, dated as of October 31, 1996 between the Company and National City Bank (4).

** 10.7	Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement (5).

** 10.8	First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan (6).

** 10.9	Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan (7).

**10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (8).

** 10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan (9).

** 10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan (10).

Exhibit
Number	Description
** 10.14	Employment Agreement dated November 7, 1989, between the Company, SED International and Jean Diamond (11), as amended by form of Amendment No. 1 dated September 24, 1991 (12).

** 10.23	Form of Non-Qualified Stock Option Agreement for Directors (13).

** 10.24	1995 Formula Stock Option Plan, together with related form of Non-Qualified Stock Option Agreement (14).

** 10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan (15).

** 10.31	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond (16).

** 10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement (17).

** 10.33	Third Amendment to Employment Agreement effective December 16, 1998 between SED International and Jean Diamond (18).

** 10.35	Fourth Amendment to Employment Agreement effective July 1, 1999 between SED International and Jean Diamond (19).

** 10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company (20).

** 10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company (21).

10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International (22).

10.41	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A. (23).

** 10.42	Employment Agreement effective November 11, 1999 between SED International, Inc. and Barry Diamond (24).

** 10.43	First Amendment to Employment Agreement effective June 1, 2001 between SED International Inc. and Barry Diamond (25).

** 10.48	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001(26).

** 10.50	Amendment to Employment Agreement between Barry Diamond and SED International, Inc., dated September 11, 1999. This amendment is effective as of November 1, 2001(27).

** 10.53	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002 (28).

** 10.55	Employment Agreement effective July 1, 2005 between SED International, Inc. and Jonathan Elster (29).

** 10.56	Amendment to Employment Agreement between Barry Diamond and SED International, Inc. dated November 22, 2004 (30).

10.57	Lease Agreement dated February 1, 2006 between Zenith LaborNet, Inc. and SED International, Inc. (31).

10.58	First Amendment of Lease for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated September 19, 2005 (32).

10.59	Lease Agreement Extension for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated March 20, 2006 (33).

10.60	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005 (34).

10.61	Lease agreement dated October 1, 2006 between CRI Corporate Center, LLC and SED International, Inc. (35).

10.62	Seventh Addendum to Lease Dated March 13, 2007 for 1729 NW 84th Avenue, Doral, Florida 33126 (36).

Exhibit
Number	Description
10.63	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007 (37).

14	Code of Ethics dated September 2, 2002 (38).

21	Subsidiaries of the Company (39).

24	Power of Attorney (see signature page to this Form 10-K).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

**	Denotes compensatory plan, compensation arrangement or management contract.

1)	Incorporated herein by reference to Exhibit 3.1 from the Company’s 1999 Form 10-K.

2)	Incorporated herein by reference to Exhibit 3.2 from the Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345).

3)	Incorporated herein by reference to Exhibit 3.3 from the Company’s 1999 Form 10-K.

4)	Incorporated herein by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K dated October 30, 1996 (SEC File No. 0-16345).

5)	Incorporated herein by reference to Exhibit 10.7 from Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

6)	Incorporated herein by reference to Exhibit 10.8 from Company’s 1990 Form 10-K (SEC File No. 0-16345).

7)	Incorporated herein by reference to Exhibit 10.9 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

8)	Incorporated herein by reference to Exhibit 10.10 from Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

9)	Incorporated herein by reference to Exhibit 10.11 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

10)	Incorporated herein by reference to Exhibit 10.12 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

11)	Incorporated herein by reference to Exhibit 10.14 from Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

12)	Incorporated herein by reference to Exhibit 10.14 from Company’s 1991 Form 10-K (SEC File No. 0-16345).

13)	Incorporated herein by reference to Exhibit 10.23 from Company’s 1995 Form 10-K (SEC File No. 0-16345).

14)	Incorporated herein by reference to Exhibit 10.24 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

15)	Incorporated herein by reference to Exhibit 10.26 from Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

16)	Incorporated herein by reference to Exhibit 10.31 from Company’s 1998 Form 10-K.

17)	Incorporated herein by reference to Exhibit 10.32 from Company’s 1999 Form 10-K.

18)	Incorporated herein by reference to Exhibit 10.33 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

19)	Incorporated herein by reference to Exhibit 10.35 from Company’s 1999 Form 10-K.

20)	Incorporated herein by reference to Exhibit 10.38 from Company’s 1999 Form 10-K.

21)	Incorporated herein by reference to Exhibit 10.39 from Company’s 1999 Form 10-K.

22)	Incorporated herein by reference to Exhibit 10.40 from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0-16345).

23)	Incorporated herein by reference to Exhibit 10.41 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

24)	Incorporated herein by reference to Exhibit 10.42 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

25)	Incorporated herein by reference to Exhibit 10.43 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

26)	Incorporated herein by reference to Exhibit 10.48 from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

27)	Incorporated herein by reference to Exhibit 10.50 from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

28)	Incorporated herein by reference to Exhibit 10.53 from Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

29)	Incorporated herein by reference to Exhibit 10.55 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

30)	Incorporated herein by reference to Exhibit 10.56 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

31)	Incorporated herein by reference to Exhibit 10.57 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

32)	Incorporated herein by reference to Exhibit 10.58 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

33)	Incorporated herein by reference to Exhibit 10.59 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

34)	Incorporated herein by reference to Exhibit 10.60 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

35)	Incorporated by reference to Exhibit 10.61 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (SED File No. 000-16345)

36)	Incorporated by reference to Exhibit 10.62 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

37)	Incorporated by reference to Exhibit 10.63 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

38)	Incorporated herein by reference to Exhibit 14 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

39)	Incorporated herein by reference to Exhibit 21 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

40)	Incorporated herein by reference to Exhibit 3.1 from the Company’s Current Report on Form 8-K filed on September 19, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED International Holdings, Inc.
By:	/s/ LYLE DICKLER
Lyle Dickler, Vice President — Finance
(principal financial and accounting officer)

Date: September 21, 2007
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
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this September 21, 2007.

/s/ JEAN DIAMOND Jean Diamond	Chairman of the Board Chief Executive Officer and Director (principal executive officer)

/s/ LYLE DICKLER Lyle Dickler	Vice President — Finance (principal financial and accounting officer)

/s/ STEWART I. AARON Stewart I. Aaron	Director

/s/ MELVYN I. COHEN Melvyn I. Cohen	Director

/s/ JOSEPH SEGAL Joseph Segal	Director