Form 10-K/A
period 2007-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2007-10-29
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No.1

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
Common Stock, $.01 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

          None.

EXPLANATORY NOTE

          We are filing this Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the year ended June 30, 2007 (the “Annual Report”, originally filed on September 21, 2007 to (i) include Part III, Items 10, 11, 12, 13 and 14 in the text of the Form 10-K rather than incorporating those items by reference from our 2007 annual meeting proxy statement, the filing of which will be delayed beyond 120 days, (ii) amend the cover of the Annual Report to indicate by check mark that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is contained herein to the best of our knowledge and (iii) include as Exhibits 10.64 and 10.65, our 2007 Restricted Stock Plan and the final form of Restricted Stock Plan Agreement, respectively. No other material changes have been made to this Annual Report on Form 10-K/A. This amendment is not intended to update other information presented in this annual report on Form 10-K as originally filed.

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

(d) Financial Information about Foreign and Domestic Operations and Export Sales

          During the fiscal year ended June 30, 1998, SED began selling directly to customers in Colombia through SED’s facilities in Bogota, Colombia. During the fiscal year ended June 30, 1999, SED also began selling directly to customers in Argentina through SED’s facilities in Buenos Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal years ended June 30, 2007, 2006 and 2005, approximately 39.5%, 34.1% and 29.8%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 8 and Notes 9 and 12 to the consolidated financial statements of SED for additional information concerning SED’s domestic and foreign operations.

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

•

Consumer electronics —SED has re-entered into the distribution of consumer electronics, which is highly competitive. Some of SED’s competitors have substantially greater financial, marketing and distribution resources than SED and SED may be unable to successfully compete with these companies. Failure to successfully penetrate this market could have an adverse impact on SED’s cash flows, financial position and operating results.

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among SED International Holdings, Inc., The Russell MicroCap Index
And A Peer Group

* $100 invested on 6/30/02 in stock or index-including reinvestment of dividends.
Fiscal year ending June 30.

	Base Period 6/02	Return 6/03	Return 6/04	Return 6/05	Return 6/06	Return 6/07

SED INTERNATIONAL HOLDINGS, INC.	100.00	73.72	156.11	36.43	85.00	138.77
RUSSELL MICROCAP	100.00	104.78	145.62	151.71	173.37	198.00
PEER GROUP	100.00	69.92	110.01	110.85	118.91	160.68

Item 6. Selected Financial Data Five Year Financial Summary

	Year ended June 30,

	2007	2006	2005	2004	2003

Statement of operations data:
Net sales	$408,435,000	$412,371,000	$380,864,000	$371,741,000	$413,148,000
Cost of sales	386,515,000	390,968,000	364,091,000	355,168,000	393,724,000

Gross profit	21,920,000	21,403,000	16,773,000	16,573,000	19,424,000
Selling, general and administrative expenses	20,254,000	17,958,000	17,195,000	18,536,000	24,961,000
Depreciation and amortization expense	413,000	422,000	868,000	1,233,000	1,614,000
Foreign currency transaction (gain) loss	(876,000)	512,000	(244,000)	14,000	581,000
Loss (gain) on disposal of assets	—	—	31,000	(30,000)	(3,000)
Impairment charges	—	—	—	—	39,000

Operating income (loss)	2,129,000	2,511,000	(1,077,000)	(3,180,000)	(7,768,000)
Interest expense — net	1,574,000	1,389,000	691,000	246,000	470,000
Other income — net	—	—	—	—	10,513,000

Income (loss) before income taxes from continuing operations	555,000	1,122,000	(1,768,000)	(3,426,000)	2,275,000
Income tax expense	1,368,000	931,000	680,000	801,000	613,000

(Loss) income from continuing operations	(813,000)	191,000	(2,448,000)	(4,227,000)	1,662,000
(Loss) income from discontinued operations	(70,000)	193,000	(154,000)	(42,000)	(4,742,000)

Net (loss) income	$(883,000)	$384,000	$(2,602,000)	$(4,269,000)	$(3,080,000)

Basic and diluted (loss) income per share:
From continuing operations	$(.21)	$.05	$(.63)	$(1.10)	$0.43
From discontinued operations	(.02)	.05	(.04)	(.01)	(1.24)

Basic and diluted (loss) income per share	$(.23)	$.10	$(.67)	$(1.11)	$(0.81)

Weighted average number of shares outstanding:
Basic	3,877,000	3,872,000	3,871,000	3,856,000	3,816,000
Diluted	3,877,000	3,884,000	3,871,000	3,856,000	3,816,000

	At June 30,

	2007	2006	2005	2004	2003

Balance sheet data:
Working capital	$21,055,000	$20,528,000	$20,632,000	$22,001,000	$25,514,000
Total assets	93,222,000	75,315,000	70,783,000	69,219,000	86,170,000
Shareholders’ equity	22,159,000	21,469,000	21,823,000	23,606,000	27,716,000

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

September 2005. The agreement was amended in March 2007 to extend the maturity to September 2011. This credit facility is subject to certain collateral limitations and certain covenants. SED from time to time has violated the financial covenants associated with previous credit agreements, but was successful in negotiating waivers of such violations. No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in September2011, is further described in Note 4 to SED’s Consolidated Financial Statements.

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

Results of Continuing Operations

          The following table sets forth, for the years presented, the percentage of net sales represented by certain items in SED’s consolidated statements of operations:

	Year Ended June 30,

	2007		2006	2005

Net sales	100.00%		100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.63%		94.81%	95.60%

Gross profit	5.37%		5.19%	4.40%
Selling, general and administrative expenses	4.96%		4.35%	4.51%
Depreciation and amortization expense	.10%		.10%	.23%
Foreign currency transactions (gain) loss	(.21	) %	.13%	(.06	) %

Operating income (loss)	.52%		.61%	(.28	) %
Interest expense	.38%		.34%	.18%

Income (loss) before income taxes from continuing operations	.14%		.27%	(.46	) %
Income tax expense	.34%		.22%	.18%

(Loss) income from continuing operations	(.20	) %	.05%	(.64	) %

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

	Quarter Ended

	Sept 30, 2005	Dec 31, 2005	Mar 31, 2006	June 30, 2006	Sept 30, 2006	Dec 31, 2006	Mar 31, 2007	June 30, 2007

	(In thousands, except per share data)
Net sales	$102,298	$102,986	$109,557	$97,530	$96,621	$93,009	$107,692	$111,113
Gross profit	4,484	5,275	5,666	5,978	5,124	5,364	6,030	5,402
Operating income (loss)	1	756	1,069	685	760	750	825	(206)
(Loss) income from continuing operations	(459)	158	441	51	113	27	21	(974)
(Loss) income from discontinued operations	(7)	—	—	200	—	—	—	(70)

Net (loss) income	$(466)	$158	$441	$251	$113	$27	$21	$(1,044)

(Loss) income per share:
From continuing operations	$(.12)	$.04	$.11	$.02	$.03	$.01	$—	$(.25)
From discontinued operations	—	—	—	.05	—	—	—	(.02)

Total (loss) income per share	$(.12)	$.04	$.11	$.07	$.03	$.01	$—	$(.27)

Contractual Obligations

          The following table summarized SED’s contractual obligations, as discussed in the Notes to the Consolidated Financial Statements as of June 30, 2007.

	Payments Due By Period

Contractual Obligations	TOTAL	2008	2009	2010	2011	2012

Operating Leases	$3,589,000	$1,119,000	$1,113,000	$755,000	$392,000	$210,000

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

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30,

	2007	2006	2005

Net sales	$408,435,000	$412,371,000	$380,864,000
Cost of sales	386,515,000	390,968,000	364,091,000

Gross profit	21,920,000	21,403,000	16,773,000
Selling, general and administrative expenses, excluding depreciation and amortization expense	20,254,000	17,958,000	17,195,000
Depreciation and amortization expense	413,000	422,000	868,000
Foreign currency transactions (gain) loss	(876,000)	512,000	(244,000)
Loss on disposal of assets	—	—	31,000

Operating income (loss)	2,129,000	2,511,000	(1,077,000)
Interest expense	1,574,000	1,389,000	691,000

Income (loss) before income taxes from continuing operations	555,000	1,122,000	(1,768,000)
Income tax expense	1,368,000	931,000	680,000

(Loss) income from continuing operations	(813,000)	191,000	(2,448,000)
(Loss) income from discontinued operations	(70,000)	193,000	(154,000)

Net (loss) income	$(883,000)	$384,000	$(2,602,000)

Basic and diluted (loss) income per share:
From continuing operations	$(.21)	$.05	$(.63)
From discontinued operations	(.02)	.05	(.04)

Basic and diluted (loss) income per share	$(.23)	$.10	$(.67)

Weighted average number of shares outstanding:
Basic	3,877,000	3,872,000	3,871,000
Diluted	3,877,000	3,884,000	3,871,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Additional Paid-In Capital		Accumulated Other Comprehensive Loss
	Common Stock					Treasury Stock		Unearned Compensation Stock Awards	Total Shareholders’ Equity
				Accumulated Deficit
	Shares	Par Value				Shares	Cost

BALANCE JUNE 30, 2004	5,569,872	$56,000	$68,574,000	$(27,378,000)	$(4,510,000)	1,690,701	$(13,083,000)	$(53,000)	$23,606,000
Amortization of stock awards								20,000	20,000
Stock-based compensation			18,000						18,000
Exercise of stock options	6,666		3,000						3,000

Net loss				(2,602,000)					(2,602,000)
Translation adjustments					778,000				778,000

Comprehensive loss									(1,824,000)

BALANCE JUNE 30, 2005	5,576,538	56,000	68,595,000	(29,980,000)	(3,732,000)	1,690,701	(13,083,000)	(33,000)	21,823,000
Reclassification of unvested stock awards – adoption of SFAS 123 (R)			(33,000)					33,000
Stock-based compensation			20,000						20,000
Treasury shares purchased	141					3,790	(4,000)		(4,000)
Exercise of stock options	6,668		2,000						2,000

Net income				384,000					384,000
Translation adjustments					(756,000)				(756,000)

Comprehensive loss									(372,000)

BALANCE JUNE 30, 2006	5,583,347	56,000	68,584,000	(29,596,000)	(4,488,000)	1,694,491	(13,087,000)	—	21,469,000
Stock awards cancelled	(10,000)		(75,000)						(75,000)
Stock-based compensation			22,000						22,000

Net loss				(883,000)					(883,000)
Translation adjustments					1,626,000				1,626,000

Comprehensive income									743,000

BALANCE JUNE 30, 2007	5,573,347	$56,000	$68,531,000	$(30,479,000)	$(2,862,000)	1,694,491	$(13,087,000)	$—	$22,159,000

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

          Inventories — Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $7,153,000 at June 30, 2007 and $6,207,000 at June 30, 2006. Most of the Company’s vendors allow for either return of goods within a specified period (usually 45 - 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The reserve for obsolete and slow moving inventories was approximately $945,000 at June 30, 2007 and $1,037,000 at June 30, 2006 or 2.2% and 3.0% of gross inventories, respectively.

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

          Stock-Based Compensation — Effective July 1, 2005, the Company adopted Statement of Financial Accounting Standards No. 123(R) “Share-Based Compensation” (“SFAS 123(R)”). Its predecessor, SFAS 123, (“SFAS 123”) was previously adopted by the Company effective July 1, 2002. Prior to July 1, 2002, the Company had elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Based Compensation issued to Employees (“APB 25”) and related interpretation in accounting for its employee stock-based compensation.SFAS 123(R) was adopted using the modified prospective method. Under the modified prospective method, the effect of SFAS 123(R) is recognized in the period of adoption and in future periods. Prior periods have not been restated to reflect the impact of adopting SFAS 123(R).

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

          Recent Accounting Pronouncements– In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes-An Interpretation of Financial Accounting Standards Board Statement No. 109. The interpretation prescribes a consistent recognition threshold and measurement standard, as well as clear criteria for subsequently recognizing, derecognizing, classifying and measuring tax positions for financial statement purposes. The interpretation also requires expanded disclosure with respect to uncertainties as they relate to income tax accounting. FIN 48 will be adopted by the Company in the first quarter of the fiscal year ending June 30, 2008, as required. Management is currently evaluating the impact of FIN 48 on its consolidated financial statements. The cumulative effect of the interpretation will be reflected as an adjustment to beginning retained earnings upon adoption.

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

          Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2006	517,909	$2.60
Forfeited or expired	(11,750)	$5.92

Outstanding at June 30, 2007	506,159	$2.52	4.4	$89,000

Vested and expected to vest at June 30, 2007	506,159	$2.52	4.4	$89,000
Exercisable at June 30, 2007	497,934	$2.52	4.4	$84,000
Available for grant at June 30, 2007	801,591

          The total intrinsic value of options exercised during the fiscal years ended June 30, 2006 and 2005 were $2,000 and $3,000, respectively. There were no options exercised during fiscal 2007. The total fair value of shares vested during each of the fiscal years ended June 30, 2006 and 2005 was $17,000 and $45,000, respectively.

          The following table summarizes information pertaining to all options outstanding and exercisable at June 30, 2007:

	Outstanding Options		Exercisable Options

Range of Exercise Prices	Number Outstanding	Weighted Average Exercise Price	Number Exercisable	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price

$0.0000 - $ 1.0130	92,500	$.6395	86,000	5.7	$0.6198
$1.0131 - $ 2.0260	255,000	$1.9494	255,000	4.3	$1.9494
$2.0261 - $ 3.0390	78,000	$2.4428	78,000	5.5	$2.4428
$5.0651 - $ 6.0780	55,334	$5.8800	55,334	2.1	$5.8800
$6.0781 - $ 7.0910	5,250	$6.8200	5,250	2.7	$6.8200
$7.0911 - $ 8.1040	16,300	$7.8728	14,575	3.0	$7.8648
$9.1171 - $10.1300	3,775	$10.1068	3,775	.4	$10.1068

	506,159		497,934

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

Fiscal 2007
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

          Net sales by product category for continuing operations is as follows:

Year Ended June 30,	Microcomputer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total

2007	$353,616,000	$46,175,000	$7,640,000	$1,004,000	$408,435,000
2006	$349,126,000	$32,466,000	$29,508,000	$1,271,000	$412,371,000
2005	$310,747,000	$23,374,000	$45,541,000	$1,202,000	$380,864,000

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

11. Supplemental Disclosures

          An analysis of allowances for doubtful accounts is as follows:

Year Ended June 30,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year

2007	$437,000	$658,000	$(747,000)	$348,000
2006	$535,000	$475,000	$(573,000)	$437,000
2005	$616,000	$560,000	$(641,000)	$535,000

(1)	Deductions represent actual write-offs of specific accounts receivable charged against the allowance account, net of amounts recovered.

          An analysis of allowances for obsolete and slow moving inventories is as follows:

Year Ended June 30,	Balance at Beginning of Year	Charged to Costs and Expenses	Deductions (1)	Balance at End of Year

2007	$1,037,000	$(92,000)	$—	$945,000
2006	$1,060,000	$(23,000)	$—	$1,037,000
2005	$916,000	$144,000	$—	$1,060,000

(1)	Deductions represent actual write-offs or mark-downs of inventories.

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

Item 9B. Other Information

          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

          The following table sets forth the names, ages and principal positions of the Company’s directors executive officers as of October 12, 2007:

Name	Age	Position with the Company

Jean Diamond*	66	Chairman of Board, Chief Executive Officer
Jonathan Elster*	35	Executive Vice President
Barry Diamond*	65	Vice President – Product Management & Wireless
Charles Marsh*	51	Senior Vice - President Purchasing
Mark DiVito*	48	Vice President of Operations
Lyle Dickler*	38	Vice President of Finance
Stewart I Aaron(1)(2)	67	Board of Directors
Melvyn I Cohen(1(2))	67	Board of Directors
Joseph Segal(1)	64	Board of Directors

*	Named Executive Officers

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

          The principal occupation and business experience for at least the last five years for each director and executive officer is set forth below.

Stewart I. Aaron has been a director of the Company since November 1994. Mr. Aaron has served for over 20 years as President of LABS, Inc., a silk plant manufacturer based in Atlanta, Georgia

Melvyn I. Cohen has been a director of the Company since November 1999. Mr. Cohen has been the sole member of M. Cohen and Company LLC, a certified public accounting firm in the State of New Jersey, since December 1994. Mr. Cohen has been a member of the American Institute of Certified Public Accountants and a member of the New Jersey Society of Certified Public Accountants since 1968. Mr. Cohen has been a Certified Public Accountant for over 35 years.

Barry Diamond has been Vice-President of the Company since 1987. Mr. Diamond currently serves as Vice-President of Product Management and responsible for the management of the Wireless business within the Company. Mr. Diamond has been in the Wireless and Electronics Business for over thirty years. Mr. Diamond was Vice-President of Purchasing for All Brands/Brands Mart from 1970-1980. Mr. Diamond was President of Great Sounds of New York, a consumer electronics business, from 1980-1987. . Barry Diamond is Jean Diamond’s brother-in-law.

Jean A. Diamond was appointed to the Board in January of 2003, and was appointed Chairman of the Board of the Company on July 2, 2003. Mrs. Diamond was appointed Chief Executive Officer of the Company on June 21, 2005. Mrs. Diamond is a co-founder of the Company and has been an integral part of the Company since its inception. She also serves as Chief Executive Officer, with operational responsibilities in SED International, Inc., a Georgia corporation and a wholly-owned subsidiary of the Company (“SED International”).

Lyle Dickler joined the Company in June 2005 as Corporate Controller and assumed the positions as Secretary and Treasurer effective August 11, 2005. Mr. Dickler was appointed Vice President of Finance on July 1, 2006. Prior to joining the Company Mr. Dickler served from May 2003 to June 2005 as Controller for Okabashi Brands, Inc. From 2001 to 2003 Mr. Dickler served as Controller for PAI Industries, Inc.

Mark DiVito joined the Company in September 1996 as Director of Corporate Security. In July 1998, he was appointed to the position of Director of Human Resources. Mr. DiVito was appointed Vice-President of Human Resources in August 1999 and in January 2005 he was appointed Vice-President of Operations.

Jonathan Elster has been with the Company since 1995. Mr. Elster currently serves as Executive Vice President of for SED International. Mr. Elster began his career with the Company as a sales representative in 1995. He has served as a Sales Manager from 1997 to 1999 and as Vice President-Sales from 1999 to 2000. In 2000, Mr. Elster was promoted to Senior Vice-President of Sales and Marketing and is responsible for sales and marketing operations of the Company. Mr. Elster has held the position of Executive Vice President since January 2004. Jonathan Elster is Jean Diamond’s son-in-law.

Charles Marsh has over 29 years of experience in the consumer electronics, computer and distribution industry and re-joined the Company in January 2004 as Vice-President-Consumer Electronics. In February of 2004, Mr. Marsh assumed the position of Senior Vice President-Purchasing. Mr. Marsh began his distribution career in 1982 at SED International, where he held executive positions of increasing responsibility in sales, purchasing, and marketing for nearly 13 years. Before departing in 1994, Marsh served as Senior Executive Vice President. Prior to re-joining the Company Mr. Marsh spent seven years as President, Executive Vice President and Board of Directors member of BDI-Laguna Corporation, a leading, privately held national distributor of consumer electronics and computer products to the rent-to-own and e-commerce fulfillment channel. Prior to BDI-Laguna Corporation Mr. Marsh was Senior Vice President of Liuski International, Inc. a manufacturer and international distributor of computers and peripherals. From 1976 to1982, Mr. Marsh was Vice President of Channel One Entertainment Systems, Inc. a privately held tri-state retailer of consumer electronics.

Joseph Segal was appointed to the Board in September 2005. Since 1998, Mr. Segal has served as managing partner in Cornerstone Capital Partners, LLC, a real estate investment firm operating in Georgia and Florida. Mr. Segal previously served as Chairman of the Board and Chief Operating Officer of Phoenix Communications, a commercial printing and publishing firm, until December 1997.

Audit Committee Financial Expert

          The Board has determined that Melvyn I. Cohen qualifies as the Company’s “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” under Nasdaq’s listing standards and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers and directors were complied with during the fiscal year ended June 30, 2007, except that each of executive officers and directors failed to timely file a Form 3 after the Company re-registered its Common Stock with the SEC in accordance with Section 12(g)(1)(B) of the Exchange Act.

Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.sedonline.com and is filed as Exhibit 14 to this report.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

General

The Company provides what it believes is a competitive total compensation package to its executive management team through various combinations of base salary, a long-term equity incentive compensation plan and broad-based benefits programs.

This Compensation Discussion and Analysis explains the Company’s compensation philosophy, policies and practices with respect to the Named Executive Officers (the individuals set forth below in the section entitled Summary Compensation Table).

The Objectives of the Company’s Executive Compensation Program

Provide compensation packages consistent with the Company’s competition.

To attract and retain executives with the ability and the experience necessary to lead the Company and deliver strong performance and value to its shareholders, the Company strive to provide a total compensation package that is competitive with total compensation generally provided to executives in the Company’s industry and general industry companies of similar size in terms of revenue and market capitalization. Those are the organizations against whom the Company generally competes for executive talent.

If performance on Company, team or individual goals exceeds targeted levels, the Company’s executives have the opportunity, through bonuses and long-term equity incentive compensation plans, to receive total compensation that may exceed the median pay for the Company’s industry and general industry. The Company believes that its executive compensation packages are reasonable when considering its business strategy, its compensation philosophy and the competitive market pay. For each executive officer, the Company considers the relevance of following:

•	The Company’s business need for the executive officer’s skills;

•	The contributions that the executive officer has made or the Company believes will make to its success;

•	The transferability of the executive officer’s managerial skills to other potential employers;

•	The relevance of the executive officer’s experience to other potential employers, particularly in the Company’s industry; and

•	The readiness of the executive officer to assume a more significant role with another potential employer.

Offer comprehensive benefits package to all full-time employees.

The Company provides a competitive benefits package to all full-time employees including health and welfare benefits such as medical, dental, vision care, disability insurance, life insurance benefits, and a 401(k) savings plan. The Company provides its Chief Executive Officer a Company vehicle but have no other structured executive perquisite benefits (e.g., club memberships or sports tickets) for any executive officer, including the Named Executive Officers, and it currently does not provide any deferred compensation programs or supplemental pensions to any executive officer, including the Named Executive Officers.

Provide fair and equitable compensation.

The Company provides a total compensation program that it believes will be perceived by both its executive officers and its shareholders as fair and equitable. In addition to market pay levels and considering individual circumstances related to each executive officer, the Company also considers the pay of each executive officer relative to each other executive officer and relative to other members of the management team. The Company has designed the total compensation programs to be consistent for its executive management team.

What the Company’s Executive Compensation Program is Designed to Award

The Company’s executive compensation program emphasizes pay for performance. Performance is measured based on achievement of company, team and individual performance goals. The goals for the Company are established so that target attainment is not assured. The attainment of payment for performance at target or above will require significant effort on the part of the Company’s executives.

The Company’s Executive Compensation Process

The Compensation Committee is responsible for establishing and administering its policies governing the compensation for the Company’s executive officers. The Compensation Committee is composed entirely of non-employee directors. The Company’s executive officers are elected by our Board. The following discussions are generally the Company’s and the Board’s historical practices which the Compensation Committee expects to adopt until such time as modifications are recommended and approved by the committee. Where appropriate certain procedures described below reflect the Compensation Committee’s intentions as it replaces the Board in oversight and governance of the compensation process.

Based on the Compensation Committee’s understanding of executive compensation for comparable positions at similarly situated companies, experience in making these types of decisions and judgment regarding the appropriate amounts and types of executive compensation to pay and in part on recommendations where appropriate, from the Chief Executive Officer, along with other considerations discussed below, the Compensation Committee will approve the annual compensation package of the Company’s executive officers.

The Compensation Committee meets outside the presence of all of the Company’s executive officers, including the Named Executive Officers, to consider appropriate compensation for the Company’s Chief Executive Officer. For all other Named Executive Officers, the Compensation Committee meets outside the presence of all executive officers except the Company’s Chief Executive Officer who may be invited to attend. The Company’s Chief Executive Officer, Jean Diamond, periodically reviews each of the Named Executive Officer’s performance with the committee and makes recommendations to it with respect to the appropriate base salary, payments to be made under the Company’s cash incentive plans, and the grants of long-term equity incentive awards for all other executive officers.

The annual performance review of the Company’s executive officers is considered by the Compensation Committee when making decisions on setting base salary, targets for and payments under the Company’s bonus opportunity and grants of long-term equity incentive awards. When making decisions on setting base salary, targets for and payments under the Company’s bonus opportunity and initial grants of long-term equity incentive awards for new executive officers, the Compensation Committee considers the importance of the position to the Company, the past salary history of the executive officer and the contributions to be made by the executive officer to the Company. The Compensation Committee also reviews any analyses and recommendations from other sources retained or consulted by the committee and may approve these recommendations with modifications as deemed appropriate by the Compensation Committee.

The Company’s Executive Compensation Programs

Overall, the Company’s executive compensation programs are designed to be consistent with the objectives and principles set forth above. The basic elements of our executive compensation programs are summarized in the table below, followed by a more detailed discussion of each compensation program.

Element	Characteristics	Purpose

Base salary	Fixed annual cash compensation; all executives are eligible for periodic increases in base salary based on performance and market pay levels.	Keep annual compensation competitive with the market for skills and experience necessary to meet the requirements of the executive’s role with the Company.

Cash incentive bonuses	Performance-based annual cash incentive earned based on company, team and individual performance against target performance levels and market pay levels.

Motivate and reward for the achievement and over- performance of critical financial and strategic goals of the Company. Amounts earned for achievement of target performance levels based on the Company’s annual budget is designed to provide a market- competitive pay package; potential for lesser or greater amounts are intended to motivate participants to achieve or exceed our financial performance goals and to not reward if performance goals are not met.

Long-term equity incentive plan awards (stock options)	Performance-based equity award which has value to the extent the Common Stock price increases over time; targeted at the market pay level and/or competitive practices at similar companies.	Align interest of management with shareholders; motivate and reward management to increase the shareholder value of the Company over the long term.

Retirement savings opportunity

Tax-deferred plan in which all employees can choose to defer compensation for retirement. We provide no matching or other contributions; The Company does not allow employees to invest these savings in Common Stock.

Provide employees the opportunity to save for their retirement. Account balances are affected by contributions and investment decisions made by the employee.

Health & welfare benefits	Fixed component. The same/comparable health and welfare benefits (medical, dental, vision, disability insurance and life insurance) are available for all full-time employees.	Provides benefits to meet the health and welfare needs of employees and their families.

Other Material Policies and Information

All pay elements are cash-based except for the long-term equity incentive program, which is an equity-based (stock options and restricted Common Stock) award. The Company considers market pay practices and practices of comparable companies in determining the amounts to be paid, what components should be paid in cash versus equity, and how much of a Named Executive Officer’s compensation should be short-term versus long-term.

Compensation opportunities for the Company’s executive officers, including the Named Executive Officers, are designed to be competitive with comparable companies.

In determining whether to increase or decrease compensation to the Company’s executive officers, including the Named Executive Officers, annually the Company takes into account the changes (if any) in the market pay levels, the contributions made by the executive officer, the performance of the executive officer, the increases or decreases in responsibilities and roles of the executive officer, the business needs for the executive officer, the transferability of managerial skills to another employer, the relevance of the executive officer’s experience to other potential employers and the readiness of the executive officer to assume a more significant role with another organization. In addition, the Company considers the executive officer’s current base salary in relation to the market pay of similar companies.

Compensation or amounts realized by executives from prior compensation from the Company, such as gains from previously awarded stock options, are taken into account in setting other elements of compensation, such as base pay, incentive bonus payments, or awards of stock options under our long-term equity incentive program. With respect to new executive officers, the Company takes into account their prior base salary and annual cash incentive, as well as the contribution expected to be made by the new executive officer, the business needs and the role of the executive officer with the Company. The Company believes that its executive officers should be fairly compensated each year relative to market pay levels of similar companies. Moreover, the Company believes that its long-term incentive compensation program furthers its significant emphasis on pay for performance compensation.

Annual Cash Compensation

To attract and retain executives with the ability and the experience necessary to lead the Company and deliver strong performance to its shareholders, the Company provides a competitive total compensation package. Base salaries and total compensation are targeted at market levels of similar companies, considering individual performance and experience, to ensure that each executive is appropriately compensated.

Base Salary

Annually, the Company reviews salary ranges and individual salaries for its executive officers. The Company establishes the base salary for each executive officer based on consideration of market pay levels of similar companies and internal factors, such as the individual’s performance and experience, and the pay of others on the executive team.

The Company considers market pay levels among individuals in comparable positions with transferable skills within its industry and comparable companies in general industry. When establishing the base salary of any executive officer, the Company also considers business requirements for certain skills, individual experience and contributions, the roles and responsibilities of the executive and other factors. The Company believes that a competitive base salary is necessary to attract and retain an executive management team with the appropriate abilities and experience required to lead it.

The base salaries paid to the Named Executive Officers are set forth below in the Summary Compensation Table - See “Summary of Compensation.” For the fiscal year ended June 30, 2007, cash compensation to the Named Executive Officers was approximately $1,261,255, with the Chief Executive Officer receiving approximately $281,285 of that. The Company believes that the base salary paid to its executive officers during 2007 achieves its executive compensation objectives, compares favorably to similar companies and is within its objective of providing a base salary at market levels.

Long-term Equity Incentive Compensation

The Company can award long-term equity incentive grants to executive officers and directors, including Named Executive Officers, as part of the total compensation package. These awards are consistent with its pay for performance principles and align the interests of the executive officers to the interests of shareholders. The Compensation Committee reviews and recommends to the Board the amount of each award to be granted to each Named Executive Officer and the Board approves each award. Long-term equity incentive awards are made under the Plans.

Long-term equity incentive compensation is currently in the form of options to acquire Common Stock. The value of the stock options awarded is dependent upon the Common Stock price. The Compensation Committee, Board and management believe that stock option awards currently are an appropriate vehicle to provide long-term incentive compensation to executive officers. Other types of long-term equity incentive compensation may be considered in the future as the Company’s business strategy evolves.

Stock options provide the Company’s executive officers with the right to purchase shares of its Common Stock at a fixed exercise price for a period of up to ten years under the current Plans. Stock options are awarded on the basis of anticipated service to the Company and will vest as determined by the Compensation Committee.

Like the Company’s other pay components, long-term equity incentive award grants are determined based on competitive market levels of comparable companies.

Generally, the Company does not consider an executive officer’s stock holdings or previous stock option grants in determining the number of stock options to be granted. The Company believes that its executive officers should be fairly compensated each year relative to market pay levels of comparable companies and relative to its other executive officers. Moreover, the Company believes that its long-term incentive compensation program furthers its significant emphasis on pay for performance compensation. The Company does not have any requirement that executive officers hold a specific amount of its Common Stock or stock options.

The Compensation Committee retains discretion to make stock option awards to executive officers at other times, including in connection with the hiring of a new executive officer, the promotion of an executive officer, to reward executive officers, for retention purposes or for other circumstances recommended by management or the compensation committee. The exercise price of any such grant is the fair market value of the Common Stock on the grant date.

For accounting purposes, the Company applies the guidance in Statement of Financial Accounting Standard 123 (revised December 2004), or SFAS 123(R), to record compensation expense for stock option grants. SFAS 123(R) is used to develop the assumptions necessary and the model appropriate to value the awards as well as the timing of the expense recognition over the requisite service period, generally the vesting period, of the award.

Executive officers recognize taxable income from stock option awards when a vested option is exercised. The Company generally receives a corresponding tax deduction for compensation expense in the year of exercise. The amount included in the executive officer’s wages and the amount the Company may deduct is equal to the Common Stock price when the stock options are exercised less the exercise price multiplied by the number of stock options exercised. The Company currently does not pay or reimburse any executive officer for any taxes due upon exercise of a stock option.

Overview of Fiscal 2007 Compensation

          The Company believes that the total compensation paid to the Named Executive Officers for the fiscal year ended June 30, 2007 achieves the overall objectives of its executive compensation program. The total compensation and elements thereof paid to each of our Named Executive Officers during 2007 is set forth below in the Summary Compensation Table. See “Summary of Compensation.”

Other Benefits

Retirement Savings Opportunity

          The Company continues to maintain a 401(k) Plan. All of the Company’s employees who are at least 21 years of age are eligible to participate in the plan after completing one year of service. Under the plan, an eligible employee can elect to defer a minimum from 1% to 20% of his salary. The Company may, at its sole discretion, contribute and allocate to a plan participant’s account, a percentage of the plan participant’s contribution. The Company did not make any contributions to this plan in fiscal 2007.

Health and Welfare Benefits

          All full-time employees, including the Named Executive Officers, may participate in the Company’s health and welfare benefit programs, including medical, dental and vision care coverage, disability insurance and life insurance.

Employment Agreements, Severance Benefits and Change in Control Provisions

          The Company previously entered into employment agreements with Ms. Jean Diamond, its chief executive officer, and Mr. Jonathan Elster, its executive vice president, to ensure they would perform their respective roles for an extended period of time (see “Agreements with Certain Executive Officers” for more detailed discussion).

Stock Ownership Guidelines

          Stock ownership guidelines have not been implemented by the compensation committee for the Company’s executive officers. The committee will continue to periodically review best practices and re-evaluate its position with respect to stock ownership guidelines.

Securities Trading Policy

          The Company’s securities trading policy states that executive officers, including the Named Executive Officers, and directors may not purchase or sell puts or calls to sell or buy its stock, engage in short sales with respect to its stock, or buy its securities on margin.

Tax Deductibility of Executive Compensation

          Limitations on deductibility of compensation may occur under Section 162(m) of the Internal Revenue Code which generally limits the tax deductibility of compensation paid by a public company to its Chief Executive Officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive officer. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

          Although deductibility of compensation is preferred, tax deductibility is not a primary objective of the Company’s compensation programs. The Company believes that achieving its compensation objectives set forth above is more important than the benefit of tax deductibility and reserves the right to maintain flexibility in how it compensates its executive officers that may result in limiting the deductibility of amounts of compensation from time to time.

Summary of Compensation

          The following table sets forth certain information with respect to compensation for the fiscal year ended June 30, 2007 earned by or paid to the Company’s chief executive officer (principal executive officer), vice president of finance (principal financial officer) and four other most highly compensated executive officers whose total salary exceeded $100,000 in fiscal 2007 (the “Named Executive Officers”):

Name and Principal Position	Fiscal Year (3)	Salary $	Cash Bonus $		Options Awards $	All Other Compensation $(2)	Total $

Jean A. Diamond
Chairman of the Board and Chief Executive Officer	2007	281,285	—		—	19,880	301,165

Barry Diamond
Vice President of Wireless and Purchasing	2007	199,996	—		—	11,417	211,413

Jonathan Elster
Executive Vice President	2007	259,990	16,650	(1)	—	16,406	293,046

Charles Marsh
Senior Vice President	2007	249,990	—		—	10,800	260,790

Mark DiVito
Vice President of Operations	2007	149,994	—		—	6,600	156,594

Lyle Dickler
Vice President-Finance Secretary Treasurer	2007	120,000	—		—	—	120,000

(1)	This amount was paid in fiscal 2008.

(2)	Auto expense reimbursement or auto use benefit

(3)

There is a transition period for a phased-in implementation of the amended Summary Compensation Table over a three-year period for Regulation S-K companies. During this phase-in period, companies will not be required to present prior years’ compensation disclosure.

Discussion of Summary Compensation and Plan-Based Awards

          The Company executive compensation policies and practices, pursuant to which the compensation set forth in the Summary Compensation Table was paid or awarded, are described above under “Compensation Discussion and Analysis”. A summary of certain material terms of the Company’s compensation plans and arrangements is set forth below.

Agreements with Certain Executive Officers

          The Company has employment agreements with Jean Diamond and Jonathan Elster.

          The employment agreement with Jean Diamond is evergreen and automatically renews annually until it is terminated by the Company or Ms. Diamond pursuant to the terms thereof. Her agreement, as amended to date, (i) provides for an annual base salary of $295,350 (as of July 1, 2007), increased annually in an amount equal to the greater of five percent of her then current salary or the percentage increase in the Consumer Price Index for the month of June relative to the same prior year period, (ii) provides for an automobile allowance, and (iii) does not provide for an annual bonus. The agreement also provides that if a Change of Control occurs during her employment term and her employment is terminated (i) subsequently by the Company, or by her upon the occurrence of certain events, or (b) by her in her sole discretion concurrently with the, or within 30 days of the, date of the occurrence of the Change of Control, she will be entitled to a cash payment in an amount equal to all annual salary and other benefits owing to her for the period from the date of termination through the remainder of the term of her employment under the agreement. However, in no event shall the amount of any such cash payment be less than the aggregate of her then annual salary plus the value of all other benefits payable to her on an annualized basis under her employment agreement, as amended. A Change of Control is deemed to have occurred when, during the term of Ms. Diamond’s employment pursuant to her employment agreement, (i) any individual, entity, group or association becomes the beneficial owner of securities of the Company representing 30% or more of the combined voting power of the Company’s or SED International’s then-outstanding securities entitled to vote generally in the election of directors; (ii) a change in a majority of directors of the Board and such new directors were not appointed, approved or nominated by the Board; (iii) all or substantially all of the assets of the Company or SED International are sold, conveyed, transferred or otherwise disposed of, in one or more transactions, without being the approval of the Board or the board of directors of SED International, as the case may be.

          The employment agreement with Jonathan Elster, effective as of July 1, 2004, is for a term of five years. Mr. Elster’s annual compensation includes an annual base salary of $260,000 plus an annual bonus in an amount equal to three percent (3%) of the Company’s Pre-tax Adjusted Annual Income. The Company’s “Pretax Adjusted Annual Income” means with respect to a given fiscal year (a) the sum of earnings before taxes as reported on its audited consolidated statement of operations for such fiscal year, excluding extraordinary non-operational costs and profits. He is also entitled to participate in all of the Company’s employee benefit programs available to management executives, including health and long-term disability insurance. The Company may terminate Mr. Elster’s employment for “good cause,” as defined in his employment agreement. In addition, upon termination of this agreement, Mr. Elster has agreed not to solicit customers of SED International for a period of a one (1) year from the date of termination.

Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at June 30, 2007 with respect to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

Option Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date

Jean Diamond	50,000	1.96	10/15/2011

Total	50,000

Jonathan Elster	62,500	1.96	10/15/2011

Total	62,500

Barry Diamond	40,000	1.96	10/15/2011
	50,000.44		1/15/2013

Total	90,000

Mark DiVito	27,500	1.96	10/15/2011

Total	27,500

(1)	Represents stock option grants at fair market value on the date of grant.

Director Compensation

          Our “independent” directors receive a quarterly fee of $1,000 and $2,500 for each regularly scheduled board meeting attended. For fiscal 2007, independent directors received $1,000 for non-regularly scheduled board meetings attended. Commencing fiscal 2008, independent directors will receive $2,500 for any board meeting attended. In addition, the Chairman of the Audit Committee received a quarterly fee of $1,500 for the first three quarters of fiscal 2007 and commencing in the fourth quarter the fee was increased to $6,500. All other members of the Audit Committee receive $750 each quarter for their participation. The Chairman of the Compensation Committee receives $300 and another member receives $250 for each meeting attended.

          During the fiscal year ended June 30, 2007, Messrs. Aaron, Cohen and Segal each received aggregate cash compensation for serving on the Board and attending regular Board meetings of $18,550, $29,000 and $17,000, respectively. In addition to compensation for regular Board Meeting attendance, Messrs. Aaron, Cohen and Segal were paid $9,690, $38,515 and $1,380, respectively, for advisory services. The Company also pays ordinary and necessary travel expenses for independent directors to attend Board and any committee meetings. No stock options were granted to directors in fiscal 2007.

Compensation Committee

          The Compensation Committee of the Board currently consists of two members, Messrs. Aaron and Cohen. The Compensation Committee met once in fiscal 2007, with all members attending that meeting. The Compensation Committee is responsible for setting annual and long-term performance goals for the Chief Executive Officer, evaluating her performance against these goals, and recommending her salary, bonus and long-term incentives. The Compensation Committee reviews the performance of all of the executive officers of the Company and recommends to the Board the amount and form of all compensation of executive officers of the Company. The Board established the Compensation Committee on August 26, 1998. The Compensation Committee does not have a charter.

          Compensation Committee Interlocks and Insider Participation

          None of the Company’s executive officers serve as a member of the Board or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of the Board or Compensation Committee. None of the persons who are members of the Compensation Committee have ever been employed by the Company.

REPORT OF THE COMPENSATION COMMITTEE

          The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management and based on the review and discussion the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this proxy statement.

          This report is respectfully submitteed on behalf of the members of the Compensation Committee:

Stewart I. Aaron, Chairman
Melvyn I. Cohen

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

         The following table sets forth certain information as of October 26, 2007 regarding the beneficial ownership of Common Stock by (i) the Name Executive Officers, (ii) the Company's directors and director nominees of the Company, (iii) each person we know to beneficially own more than 5% of outstanding Common Stock, and (iv) all directors and executive officers of the Company as a group. All shares of Common Stock shown in the table reflect sole voting and investment power except as otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Stewart I. Aaron	35,000	(1)	*
Melvyn I. Cohen	351,426	(2)	7.63%
Barry Diamond	198,255	(3)	4.22%
Jean Diamond	199,500	(4)	4.28%
Lyle Dickler	50,000	(5)	1.08%
Mark DiVito	106,530	(6)	2.30%
Jonathan Elster	164,000	(7)	3.51%
Charles Marsh	50,008	(8)	1.09%
Joseph Segal	—		—
All current directors and executive officers as a group (9 persons)	1,154,719	(9)	23.86%

5% Shareholders:
FMR Corp	480,000	(10)	10.41%
Allyn R. Earl	434,902	(11)	9.03%

*	Represents less than one percent of the outstanding Common Stock.

(1)	The shares owned consist entirely of exercisable options to purchase Common Stock.

(2)

The shares indicated include 80,000 options for Mr. Cohen. The shares indicated include 271,426 shares held by one trust for the benefit of Ms. Jean Diamond. Mr. Cohen has voting power for the shares held in the trust.

(3)

The shares include 90,000 options and 100,000 restricted shares of common stock granted on 10/23/2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement.

(4)

The shares indicated include 50,000 options 125,000 restricted shares of common stock granted on 10/23/2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement. Ms. Diamond has sole voting power over 24,500 shares. The shares indicated do not include 271,426 shares held by a trust for the benefit of Ms. Diamond. Ms. Diamond does not have voting power over shares held in trust for her benefit.

(5)

The shares indicated include 50,000 restricted shares of common stock granted on 10/23/2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement.

(6)

The shares include 27,500 options and 75,000 restricted shares of common stock granted on 10/23/2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement.

(7)

The shares include 62,500 options and 100,000 restricted shares of common stock granted on 10/23/2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement.

(8)

The shares include 50,000 restricted shares of common stock granted on 10/23/2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement.

(9)

Includes 230,000 shares underlying outstanding options and 500,000 restricted shares of common stock granted on 10/23/2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement.

(10)

All of the shares indicated are deemed beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., as a result of its serving as investment adviser to Fidelity Low-Priced Stock Fund, the owner of the 480,000 shares. FMR Corp.'s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(11)	All of the shares indicated are deemed beneficially owned by Allyn R. Earl. Mr. Earl’s address is 38 Dwight Avenue, Clinton, New York 13323-1600.

          The business address and telephone number of each of Jean Diamond, Jonathan Elster, Barry Diamond, Charles Marsh, Mark DiVito, Lyle Dickler, Stewart I. Aaron, Melvyn I. Cohen and Joseph Segal are c/o SED International Holdings, Inc., 4916 North Royal Atlanta Drive, Tucker, Georgia 30084 and (770) 491-8962.

Stock Options

          The Company has granted stock options under four Plans (the “1991 Plan”, the “1995 Directors Plan”, the “1997 Plan”, and the “1999 Plan”), which are utilized to promote the long-term financial interest of the Company. The Compensation Committee of the Board administers the stock option plans. In the aggregate, the Plans authorize the grant of up to 2,441,500 shares of Common Stock to directors, officers and key employees. The shareholders approved all of the Plans, with the exception of the “1999 Plan” or awards.

          The “1999 Plan”, established on July 20, 1999 for a term of ten years authorizes the Company to grant up to 1,200,000 shares of Common Stock to employees, Directors and Consultants of the Company and is intended to be a “board-based plan” in that, at all times not more than fifty percent (50%) of the optionees and recipients of the plan shall be officers or affiliates. Under the plan, the Company may grant both nonqualified options and restricted stock awards and have an option or award price of the fair market value of the Company’s Common Stock on the date of grant. Unless otherwise specified by the Compensation Committee, options and restricted awards vest ratably over a four-year period. All grants expire no later than 10 years from the date of grant. No stock options or awards were granted in fiscal 2007.

          The following table sets forth information as of June 30, 2007, relating to all of our equity compensation arrangements.

Equity Compensation Plans Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	284,325	$2.15	8,000
Equity compensation plans not approved by security holders	221,834	$3.02	793,591

Total	506,159	$2.52	801,591

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Policies and Corporate Governance

          All of the Company’s transactions with related parties are reviewed and approved by the Board. The Board has adopted a resolution providing that, in the future, any transactions between the Company and another person or entity who is deemed to be an “affiliate” or a related party must be approved by a majority of our disinterested directors.

Transactions with Related Parties

Lease of Headquarters

          On April 1, 1999 the Company signed a seven-year lease with one three-year renewal option with the Diamond Chip Group LLC, successor owner of the premises used by the Company for its headquarters. The Company exercised the renewal option on March 20, 2006. The members of the Diamond Chip Group LLC are the Estate of Gerald Diamond, Jean A. Diamond and JAD 2003 Trust, who own respectively 37.5%, 37.5%, and 25.0% of the outstanding interests in this entity. The beneficiaries of the JAD 2003 Trust are all the descendents of Gerald and Jean Diamond. The predecessor owner of the premises was Royal Park Company, a Georgia general partnership whose partners were Gerald and Jean Diamond.

          Rental payments for headquarter premises for fiscal 2007 were $309,000. Rent escalates each October at a rate of 3% per year. In addition to rental payments, the Company pays all operating costs associated with the lease of its headquarters. The lease expires on September 30, 2009.

          The lease also provides the Company with a right of first refusal to purchase the premises in the event Diamond Chip Group LLC proposes to sell the facility during the lease term.

Director Independence

          The Board has determined that Messrs. Aaron, Cohen and Segal are independent as that term is defined in the listing standards of the Nasdaq. Messrs. Aaron, Cohen and Segal are the sole members of the Company’s audit committee, and Messrs. Aaron and Cohen are the sole members of the Company’s compensation committee and are independent for such purposes.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

          The firm of J. H. Cohn LLP has served as the Company’s independent registered public accounting firm since 2005.

Audit and Non-Audit Fees

          The following table presents fees for professional audit services rendered by J. H. Cohn LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2007 and 2006, respectively.

	2007	2006

Audit Fees
J. H. Cohn LLP (1)	$231,115	$212,000

(1)	J. H. Cohn LLP fees for fiscal 2007 are estimated.

          J. H. Cohn LLP fees for fiscal 2007 include audit of the Company’s Annual financial statements and review of financial statements included in the Company’s Form 10-Q quarterly reports. J. H. Cohn LLP neither billed us any fees nor provided any services other than the audit services and fees included above.

          The Audit Committee’s current practice is to pre-approve all audit services and all non-audit services to be provided to the Company by its independent auditor.

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

     3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Company (1).

3.2	Amendment to Articles of Incorporation (2).

3.3	Bylaws of the Company (3).

3.4	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007 (40).

4.1	Form of Rights Agreement, dated as of October 31, 1996 between the Company and National City Bank (4).

** 10.7	Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement (5).

** 10.8	First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan (6).

** 10.9	Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan (7).

**10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (8).

** 10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan (9).

** 10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan (10).

Exhibit Number	Description

** 10.14	Employment Agreement dated November 7, 1989, between the Company, SED International and Jean Diamond (11), as amended by form of Amendment No. 1 dated September 24, 1991 (12).

** 10.23	Form of Non-Qualified Stock Option Agreement for Directors (13).

** 10.24	1995 Formula Stock Option Plan, together with related form of Non-Qualified Stock Option Agreement (14).

** 10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan (15).

** 10.31	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond (16).

** 10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement (17).

** 10.33	Third Amendment to Employment Agreement effective December 16, 1998 between SED International and Jean Diamond (18).

** 10.35	Fourth Amendment to Employment Agreement effective July 1, 1999 between SED International and Jean Diamond (19).

** 10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company (20).

** 10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company (21).

10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International (22).

10.41	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A. (23).

** 10.42	Employment Agreement effective November 11, 1999 between SED International, Inc. and Barry Diamond (24).

** 10.43	First Amendment to Employment Agreement effective June 1, 2001 between SED International Inc. and Barry Diamond (25).

** 10.48	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001(26).

** 10.50	Amendment to Employment Agreement between Barry Diamond and SED International, Inc., dated September 11, 1999. This amendment is effective as of November 1, 2001(27).

** 10.53	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002 (28).

** 10.55	Employment Agreement effective July 1, 2005 between SED International, Inc. and Jonathan Elster (29).

** 10.56	Amendment to Employment Agreement between Barry Diamond and SED International, Inc. dated November 22, 2004 (30).

10.57	Lease Agreement dated February 1, 2006 between Zenith LaborNet, Inc. and SED International, Inc. (31).

10.58	First Amendment of Lease for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated September 19, 2005 (32).

10.59	Lease Agreement Extension for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated March 20, 2006 (33).

10.60	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005 (34).

10.61	Lease agreement dated October 1, 2006 between CRI Corporate Center, LLC and SED International, Inc. (35).

10.62	Seventh Addendum to Lease Dated March 13, 2007 for 1729 NW 84th Avenue, Doral, Florida 33126 (36).

Exhibit Number	Description

10.63	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007 (37).

**10.64	2007 Restricted Stock Plan.(41).

**10.65	Final Form of Restricted Stock Agreement, dated as of October 23, 2007, between the Company and each of Barry Diamond, Jean Diamond, Lyle Dickler, Mark DiVito, Jonathan Elster and Charles Marsh.(41).

14	Code of Ethics dated September 2, 2002 (38).

21	Subsidiaries of the Company (39).

24	Power of Attorney (see signature page to this Form 10-K/A).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

** Denotes compensatory plan, compensation arrangement or management contract.

1)	Incorporated herein by reference to Exhibit 3.1 from the Company’s 1999 Form 10-K.

2)	Incorporated herein by reference to Exhibit 3.2 from the Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345).

3)	Incorporated herein by reference to Exhibit 3.3 from the Company’s 1999 Form 10-K.

4)	Incorporated herein by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K dated October 30, 1996 (SEC File No. 0-16345).

5)	Incorporated herein by reference to Exhibit 10.7 from Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

6)	Incorporated herein by reference to Exhibit 10.8 from Company’s 1990 Form 10-K (SEC File No. 0-16345).

7)	Incorporated herein by reference to Exhibit 10.9 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

8)	Incorporated herein by reference to Exhibit 10.10 from Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

9)	Incorporated herein by reference to Exhibit 10.11 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

10)	Incorporated herein by reference to Exhibit 10.12 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

11)	Incorporated herein by reference to Exhibit 10.14 from Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

12)	Incorporated herein by reference to Exhibit 10.14 from Company’s 1991 Form 10-K (SEC File No. 0-16345).

13)	Incorporated herein by reference to Exhibit 10.23 from Company’s 1995 Form 10-K (SEC File No. 0-16345).

14)	Incorporated herein by reference to Exhibit 10.24 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

15)	Incorporated herein by reference to Exhibit 10.26 from Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

16)	Incorporated herein by reference to Exhibit 10.31 from Company’s 1998 Form 10-K.

17)	Incorporated herein by reference to Exhibit 10.32 from Company’s 1999 Form 10-K.

18)	Incorporated herein by reference to Exhibit 10.33 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

19)	Incorporated herein by reference to Exhibit 10.35 from Company’s 1999 Form 10-K.

20)	Incorporated herein by reference to Exhibit 10.38 from Company’s 1999 Form 10-K.

21)	Incorporated herein by reference to Exhibit 10.39 from Company’s 1999 Form 10-K.

22)	Incorporated herein by reference to Exhibit 10.40 from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0-16345).

23)	Incorporated herein by reference to Exhibit 10.41 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

24)	Incorporated herein by reference to Exhibit 10.42 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

25)	Incorporated herein by reference to Exhibit 10.43 from the Registrant’s (SEC File No. 000-16345) 2001 Form 10-K.

26)	Incorporated herein by reference to Exhibit 10.48 from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

27)	Incorporated herein by reference to Exhibit 10.50 from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

28)	Incorporated herein by reference to Exhibit 10.53 from Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

29)	Incorporated herein by reference to Exhibit 10.55 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

30)	Incorporated herein by reference to Exhibit 10.56 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

31)	Incorporated herein by reference to Exhibit 10.57 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

32)	Incorporated herein by reference to Exhibit 10.58 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

33)	Incorporated herein by reference to Exhibit 10.59 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

34)	Incorporated herein by reference to Exhibit 10.60 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

35)	Incorporated by reference to Exhibit 10.61 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (SED File No. 000-16345)

36)	Incorporated by reference to Exhibit 10.62 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

37)	Incorporated by reference to Exhibit 10.63 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

38)	Incorporated herein by reference to Exhibit 14 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

39)	Incorporated herein by reference to Exhibit 21 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

40)	Incorporated herein by reference to Exhibit 3.1 from the Company’s Current Report on Form 8-K filed on September 19, 2007.

41)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

By:	/s/ LYLE DICKLER

Lyle Dickler, Vice President — Finance
(principal financial and accounting officer)

Date: October 29, 2007

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this October 29, 2007.

/s/ JEAN DIAMOND	Chairman of the Board
Chief Executive Officer and Director
Jean Diamond	(principal executive officer)

/s/ LYLE DICKLER	Vice President — Finance (principal financial and accounting officer)

Lyle Dickler

/s/ STEWART I. AARON	Director

Stewart I. Aaron

/s/ MELVYN I. COHEN	Director

Melvyn I. Cohen

/s/ JOSEPH SEGAL	Director

Joseph Segal