Form 10-Q
period 2007-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2007-11-14
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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
Yes ☐          No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 14, 2007 was 4,608,856 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share amounts)

	September 30, 2007	June 30, 2007

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,097	$3,356
Trade accounts receivable, net	45,303	42,059
Inventories, net	47,467	41,751
Deferred income taxes, net	23	23
Other current assets	3,770	4,929
Total current assets	100,660	92,118
Property and equipment, net	1,123	1,104
Total assets	$101,783	$93,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$46,364	$40,342
Accrued and other current liabilities	5,968	6,177
Revolving credit facility	27,392	24,544
Total liabilities	79,724	71,063

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500
shares, none issued
Common stock, $.01 par value; 100,000,000 shares
authorized; 5,573,347 issued	56	56
Additional paid-in capital	68,531	68,531
Accumulated deficit	(30,119)	(30,479)
Accumulated other comprehensive loss	(3,322)	(2,862)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)
Total shareholders' equity	22,059	22,159
Total liabilities and shareholders' equity	$101,783	$93,222

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Net sales	$126,696	$96,621
Cost of sales	119,807	91,497
Gross profit	6,889	5,124
Operating expenses:
Selling, general and administrative expense	5,544	4,517
Depreciation and amortization expense	115	91
Foreign currency transactions loss (gain)	182	(244)
Total operating expenses	5,841	4,364
Operating income	1,048	760
Interest expense	508	350
Income before income taxes	540	410
Income tax expense	180	297
Net income	$360	$113

Basic and diluted income per share	$.09	$.03

Weighted average number of shares outstanding:
Basic	3,879,000	3,879,000
Diluted	3,932,000	3,901,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2007	2006

Net cash used in operating activities	$(1,933)	$(6,011)
Cash flows used in investing activities:
Purchases of equipment	(105)	(82)
Net cash used in investing activities	(105)	(82)
Cash flows provided by financing activities:
Net borrowings under revolving credit facility	2,847	4,191
Net cash provided by financing activities	2,847	4,191
Effect of exchange rate changes on cash and cash equivalents	(68)	269
Net increase (decrease) in cash and cash equivalents	741	(1,633)
Cash and cash equivalents at beginning of period	3,356	4,426
Cash and cash equivalents at end of period	$4,097	$2,793

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1.    Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or any other interim period. The June 30, 2007 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2007.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2007.

2.    Earnings per Common Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings are the dilutive effect of 92,500 and 67,500 options for the three months ended September 30, 2007 and 2006, respectively.

     Diluted earnings per common share for the three months ended September 30, 2007 and 2006 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (438,909 and 413,659 for the three months ended September 30, 2007 and 2006, respectively).

3.    Discontinued Operations

     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”). SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED may incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services. The assets of SED International do Brasil, Ltda. had no net realizable value as of June 30, 2007.

     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $270,000 at September 30, 2007 to cover probable losses related to these claims.

4.      Accounts Receivable

	September 30,	June 30,
	2007	2007

Trade receivables	$46,288	$42,407
Less: allowance for doubtful accounts	(985)	(348)
	$45,303	$42,059

5.      Inventory

	September 30,	June 30,
	2007	2007

Inventory on hand	$38,811	$35,543
Inventory in transit	9,465	7,153
Less: allowances	(809)	(945)
	$47,467	$41,751

6.      Comprehensive (Loss) Income

     Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income and other comprehensive (loss) income. SED’s other comprehensive (loss) income is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of interest rate swap contract, including income taxes attributable to those changes.

     Comprehensive (loss) income, net of income taxes, for the three months ended September 30, 2007 and September 30, 2006 is as follows:

	Three months ended September 30,
	2007	2006
Net income	$360	$113
Changes in foreign translation adjustments	(268)	343
Change in fair value of interest rate swap contract	(192)	—
Comprehensive (loss) income	$(100)	$456

     There were no income tax effects for the three months ended September 30, 2007 or 2006. The deferred income tax asset related to the cumulative comprehensive losses was fully offset by a valuation allowance as of the beginning and end of the three months periods ended September 30, 2007 and September 30, 2006; and therefore, the comprehensive income or loss for these periods had no income tax effect.

     Accumulated other comprehensive loss included in shareholders’ equity totaled $3.3 million and $2.9 million at September 30, 2007 and June 30, 2007, respectively, and consisted of foreign currency translation adjustments and changes in fair value of interest rate swap contract.

7.      Segment Reporting

     SED operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. SED operates and manages in two geographic regions, the United States and Latin America. Sales of products between SED's geographic regions are made at market prices and eliminated in consolidation. All corporate over-head is included in the results of U.S. operations.

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2007
Net sales to unaffiliated customers	$102,809	$25,071	$(1,184)	$126,696
Gross profit	$4,839	$2,050	—	$6,889
Operating income	$531	$517	—	$1,048
Interest expense	$508	—	—	$508
Income tax expense	$13	$167	—	$180
Income from continuing operations	$10	$350	—	$360
Total assets at September 30, 2007	$90,478	$24,243	$(12,938)	$101,783

For the three months ended September 30, 2006
Net sales to unaffiliated customers	$77,264	$19,357	—	$96,621
Gross profit	$3,692	$1,432	—	$5,124
Operating income	$59	$701	—	$760
Interest expense	$350	—	—	$350
Income tax expense	$7	$290	—	$297
(Loss) income from continuing operations	$(298)	$411	—	$113
Total assets at September 30, 2006	$68,914	$17,057	$(12,269)	$73,702

Net sales by product category is as follows:

	Micro-	Consumer	Wireless
For the three months	Computer	Electronics	Telephone	Handling
ended September 30,	Products	Products	Products	Revenue	Total
2007	$118,693	$5,703	$2,066	$234	$126,696
2006	$85,786	$8,165	$2,413	$257	$96,621

     Approximately 36.3% and 37.3% of SED's net sales for the three months ended September 30, 2007 and 2006, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

8.      Restricted Stock, Stock Options and Other Stock Plans

     As of September 30, 2007, there was no unrecognized compensation cost related to non-vested stock-based compensation arrangements under our plans. SED reversed $65,000 of expense for the three months ended September 30, 2006 related to the forfeiture of non-vested stock-based compensation. Stock-based compensation expense recognized during the three months ended September 30, 2006 was approximately $1,000.

     No stock options or awards were granted during the three months ended September 30, 2007 and 2006.

      On October 23, 2007, the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “2007 Plan”) for purposes of attracting and retaining the personnel necessary for the Company’s success. Under the 2007 Plan, 750,000 shares of the Company’s authorized and unissued shares of common stock have been reserved for restricted stock grants. On October 23, 2007, the 2007 Plan effective date, an aggregate of 730,000 shares of restricted common stock of the Company were awarded to 26 employees. The shares awarded are subject to forfeiture until vesting and vest over a four-year period beginning on the second anniversary. On the second, third and fourth anniversaries of the grant date, a third of the shares will vest, respectively, provided that the shareholder is an employee on any such vesting date. The aggregate fair market value of the awards is determined by the closing price of the Company’s common stock on the date of grant. The compensation cost of the restricted stock awards in the amount of $.9 million, net of $.1 million estimated forfeitures, will be amortized over the vesting periods of four years.

9.      Credit Facility and Bank Debt

     On March 1, 2007, SED signed a three-year extension on a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia Agreement was originally entered into on September 21, 2005 with a term of three years. On July 17, 2007, SED elected to increase its line of credit to $40.0 million from $35.0 million as allowed under the Wachovia Agreement. On August 23, 2007, the Wachovia line of credit was increased temporarily for 60 days to $50.0 million to accommodate an approximately $9.0 million purchase from one vendor for a televised product offering by one of SED’s customers. After the 60 day period, the line reverted back to $40.0 million. SED has the option to re-instate the $50.0 million line of credit and make it permanent by December 31, 2007. The Wachovia Agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventory as defined therein, and the line of credit may be increased to $50.0 million, on a non-temporary basis, in $5.0 million increments at SED’s direction, if certain additional criteria are met.

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

     The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain availability of $5 million or more during the term of the agreement to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s availability is less than $3.5 million ($5.0 million prior to amendment) at any time during the term of the agreement, then maintenance of a minimum fixed charge coverage ratio is required, as defined. The Wachovia Agreement also restricts SED’s ability to distribute dividends.

     Available borrowings under this agreement, based on collateral limitations at September 30, 2007 were $11.7 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended September 30, 2007 were $26.9 million, $34.7 million and 6.9%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 6.9% at September 30, 2007.

     The carrying value of all bank debt at September 30, 2007 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $3.9 million at September 30, 2007.

     On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20% . On June 8, 2007, the three-year swap agreement was amended to a notional amount of $10.0 million with a fixed rate of 5.37% . The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $192,000 at September 30, 2007.

10.       Income Taxes

     Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no reduction to the Company’s consolidated beginning accumulated deficit. As of the adoption date, the Company had no significant unrecognized tax benefits. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months from September 30, 2007. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.

     The Company conducts business globally and, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia. The Company is no longer subject to income tax examinations for tax years before June 30, 2004 in the U.S., and for tax years before December 31, 2006 in Colombia, but remains subject to examination in Argentina for tax years ending June 30, 2002 and later.

11.      Legal Proceedings

     On March 15, 2007, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of the Company; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of the Company. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against the Company on November 3, 2005 in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that the Company breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-reimbursed expenses of approximately $85,000, director fees of an unspecified total, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. The Company is currently responding to a motion for partial summary judgment filed by Mr. Diamond which motion is scheduled to be presented in court on November 28, 2007. The Company believes that it has meritorious defenses and will vigorously defend this matter.

     On June 19, 2006, the Company through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, the Company asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant injunctive relief. In response, Mr. Levine has denied the Company’s assertions, filed a third party complaint against the Company and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, the Company filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. The Company is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint.

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

12.      New Accounting Pronouncements

     In September 2006, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS 157 in the first quarter of fiscal 2009. The Company is currently in the process of assessing what impact FAS 157 may have on its consolidated financial position, results of operations or cash flows

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and "SED" refers to SED International Holdings, Inc.

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

Critical Accounting Policies and Estimates

     General. Management’s discussion and analysis of SED’s financial condition and results of operations are based upon SED’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, management evaluates its estimates, including those related to vendor programs and incentives, bad debts, inventories, investments and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     Credit decisions and losses. SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of its expectations. SED maintains credit insurance policies for certain customers located in the United States and select Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require SED to maintain certain minimum standards and policies with respect to extending credit to customers. If SED does not adhere to such policies, the insurance companies may not pay claims submitted by SED

     Allowance for Doubtful Accounts. An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectibility of specific accounts. SED evaluates the collectibility of accounts receivable based on a combination of factors. Initially, SED estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when SED becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.

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

     Income Taxes. In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN No. 48”). The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also offers guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We adopted FIN 48 effective July 1, 2007. Our policy for recording interest and penalties associated with tax positions is to record such items as income tax expense. As a result of the implementation of FIN 48, we recognized no increase in liability for unrecognized tax benefits.

Results of Continuing Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s consolidated statements of operations:

	Three Months Ended
	September 30,
	2007	2006
Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.56%	94.70%
Gross profit	5.44%	5.30%
Operating expenses:
Selling, general and administrative expense	4.38%	4.67%
Depreciation and amortization expense	.09%	.09%
Foreign currency transaction loss (gain)	.14%	(.25)%
Total operating expenses	4.61%	4.51%
Operating income	.83%	.79%
Interest expense	.40%	.36%
Income before income taxes	.43%	.43%
Income tax expense	.14%	.31%
Income from continuing operations	.29%	.12%

Three Months Ended September 30, 2007 and 2006

     Revenues. Total revenues for the three months ended September 30, 2007 increased 31.1%, or $30.1 million, to $126.7 million as compared to $96.6 million for the three months ended September 30, 2006. Microcomputer product sales, excluding handling revenue, for the three months ended September 30, 2007 increased 38.4% to $118.7 million compared to $85.8 million for the three months ended September 30, 2006. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Approximately $9.0 million of the increase was a televised offering of laptops by a SED customer. Consumer electronics sales for the three months ended September 30, 2007 decreased 30.2% to $5.7 million compared to $8.2 million for the three months ended September 30, 2006. This was primarily due to a decrease in sales of flat screen televisions to a televised shopping network. Wireless revenues for the three months ended September 30, 2007 declined 14.4% to $2.1 million compared to $2.4 million for the three months ended September 30, 2006.

     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	September 30,		Change
	2007	2006	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$80.7	$60.6	$20.1	33.2
Export	22.1	16.6	5.5	33.1
Latin America	25.1	19.4	5.7	29.4
Elimination	(1.2)	0	(1.2)
Consolidated	$126.7	$96.6	$30.1	31.2

     Domestic revenues were $80.7 million and $60.6 million for the three months ended September 30, 2007 and 2006, respectively. The increase was due to an increase in computer products offset by a $2.5 million sales decrease in consumer electronics products. The aggregate of revenues from Export and Latin America was $46.0 million and $36.0 million for the three months ended September 30, 2007 and 2006, respectively. The increase was due to an increase in sales of computer products, printers and consumable printer products.

     Sales of microcomputer products, including handling revenue, represented approximately 93.9% of SED’s first quarter net sales compared to 89.0% for the same period last year. Sales of consumer electronics products accounted for approximately 4.5% of SED’s first quarter net sales compared to 8.5% for the same period last year. Sales of wireless telephone products accounted for approximately 1.6% of SED’s first quarter net sales compared to 2.5% for the same period last year.

     Gross Profit Margins. Gross profit margin increased $1.8 million to $6.9 million in the first quarter of fiscal 2007, compared to $5.1 million in the same quarter last year. Gross profit as a percentage of net sales increased to 5.4% from 5.3% for the first quarter of fiscal 2008 and 2007, respectively. The gross profit increase resulted from a more favorable mix of products sold. Overall, SED continues to experience pricing pressure in selling products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense, for the first quarter of fiscal 2008 increased 22.7% to $5.5 million, compared to $4.5 million for the first quarter of fiscal 2007. The increase in selling, general and administrative expenses was primarily due from several factors including (i) an increase of approximately $494,000 in employee and contract expense mostly attributed to the 31.1% increase of sales, (ii) an increase of $175,000 in credit and collection expense, and (iii) an increase of $111,000 in occupancy and security expense. However, as a percentage of net sales these expenses decreased to 4.4% in the first quarter of fiscal 2008 compared to 4.7% in the first quarter of fiscal 2007.

     Depreciation. Depreciation and amortization was $115,000 and $91,000 for the three months ended September 30, 2007 and 2006, respectively.

     Foreign Currency Transaction. SED has significant U.S. dollar denominated liabilities Latin American subsidiaries. The revaluation resulted in a foreign currency transaction loss totaling approximately $182,000 for the first three months ended September 30, 2007 as compared to a gain of approximately $244,000 for the three months ended September 30, 2006.

     Interest Expense. Interest expense was $508,000 and $350,000 for the three months ended September 30, 2007 and 2006 respectively. This change resulted primarily from a higher average loan balance due to the growth of the business.

     Provision for Income Taxes. Income tax expense was $180,000 for the three months ended September 30, 2007 as compared to $297,000 for the three months ended September 30, 2006. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit on the net operating loss carry-forward.

Results of Discontinued Operations

     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”). SED International do Brasil Distribuidora, Ltda. has been transitioned from a commercial operating company into dormancy. During the dormancy period, SED may incur ongoing operating expenses for attorney fees, statutory bookkeeping and reporting services. The assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value as of June 30, 2007.

     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $270,000 at September 30, 2007 to cover potential losses related to these claims.

Financial Condition and Liquidity

     Overview. At September 30, 2007, SED had cash and cash equivalents totaling $4.1 million. At September 30, 2007, SED’s principal source of liquidity is its $4.1 million of cash, and borrowings under its revolving credit facility. SED’s availability under the Wachovia Agreement was $11.7 million on September 30, 2007, net of $3.9 million in reserves for outstanding Letters of Credit. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In September 2005, SED entered into a three year, $35 million credit facility with Wachovia Bank, National Association. The agreement was amended in March 2007 to extend the maturity date to September 2011. On July 17, 2007, SED elected to increase its line of credit to $40.0 million. On August 23, 2007, the Wachovia line of credit was increased temporarily for 60 days to $50.0 million to accommodate an approximately $9.0 million purchase from one vendor for a televised product offering by one of SED’s customers. After the 60 day period the line reverted back to $40.0 million. SED has the option to re-instate the $50.0 million line of credit and make permanent by December 31, 2007. SED derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries. SED has no off-balance sheet arrangements or transactions involving special purpose entities.

     Operating Activities. Cash used in operating activities was $1.9 million for the three months ended September 30, 2007 as compared to $6.0 million used in operating activities for the three-month period ended September 30, 2006.

     Net trade receivables were $45.3 million at September 30, 2007 and $42.1 million at June 30, 2007. The increase in trade receivables is a direct result of the increase in sales. Average days sales outstanding at September 30, 2007 were approximately 32.7 days as compared to 34.4 days at June 30, 2007.

     Net inventories increased $5.7 million to $47.5 million at September 30, 2007 from $41.8 million at June 30, 2007. The increase in inventory is primarily due to an increase in laptop and hard drive purchases.

     Other current assets decreased to $3.8 million at September 30, 2007 from $4.9 million at June 30, 2007 primarily as a result of a decline in prepaid inventory deposits.

     Accounts payable increased $6.0 million to $46.4 million at September 30, 2007 compared to $40.3 million at June 30, 2007. The increase in accounts payable is primarily attributed to timing of vendor payments and an increase in purchases.

     Financing Activities. Net borrowings under the revolving credit facility increased $2.8 million to $27.4 million at September 30, 2007 compared to $24.5 million at June 30, 2007.

     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. SED does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the three months ended September 30, 2007.

     Summary. SED believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the working capital and liquidity requirements for the foreseeable future.

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

     The Company utilizes derivative financial instruments to reduce interest rate risk as described in note 9. The Company does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Exchange

     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income (loss). As a result of the change in exchange rates, SED recorded a foreign currency translation loss as a component of comprehensive loss of approximately $268,000 for the three months ended September 30, 2007.

     SED distributes many of its products in foreign countries, primarily in Latin America. Approximately 36.3% of SED’s total net sales were generated from sales made to resellers located in Latin American countries during the three month period ended September 30, 2007. SED manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, SED’s foreign subsidiaries procure inventory payable in US dollars for resale in their respective countries. Upon settlement of the payables, SED may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the three months ended September 30, 2007, SED recorded transaction losses of approximately $182,000. At September 30, 2007, SED’s foreign subsidiaries had approximately $7.2 million in US dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, SED would record a transaction loss of approximately $720,000. Conversely, if the value of the dollar declines by 10%, SED would record a transaction gain of approximately $720,000. SED was not a party to currency hedge transactions as of September 30, 2007. The information included in SED’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after September 30, 2007 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

ITEM 4T.      CONTROLS AND PROCEDURES

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

     There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.      Legal Proceedings

     On March 15, 2007, Mark Diamond (“Mr. Diamond”) filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of SED Holdings; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED Holdings. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against SED Holdings on November 3, 2005 in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that SED Holdings breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-reimbursed expenses of approximately $85,000, director fees of an unspecified total, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. SED Holdings is currently responding to a motion for partial summary judgment filed by Mr. Diamond which motion is scheduled to be presented in court on November 28, 2007. SED Holdings believes that it has meritorious defenses and will vigorously defend this matter.

     On June 19, 2006, SED Holdings through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, SED Holdings asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant injunctive relief. In response, Mr. Levine has denied SED Holdings’ assertions, filed a third party complaint against SED Holdings and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, SED Holdings filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. SED Holdings is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint.

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

ITEM 1A.      Risk Factors

     In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2007, as amended, which could materially affect our business, financial position and results of operations. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing SED. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and results of operations.

     The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2007, as amended, should be considered in connection with evaluation the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially form those projected in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of SED’s could decline, and you may lose all or part of your investment.

ITEM 2.      Unregistered Sales of Equity Securities

     On October 23, 2007, our Board of Directors granted an aggregate of 730,000 shares of restricted Common Stock under the SED International Holdings, Inc. 2007 Restricted Stock Plan, to 26 employees of our employees. The issuance of these shares was pursuant to an exemption from registration provided under section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the stock certificates issued for the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

     In August 2007, we held a Special Meeting of Shareholders and filed a Current Report on Form 8-K to disclose the voting results on August 23, 2007. The information contained in such report is incorporated herein by reference.

ITEM 5.	Other Information

Not applicable.

ITEM 6.	Exhibits

Exhibits	Description

10.1	2007 Restricted Stock Plan. (1)

10.2	Final Form of Restricted Stock Agreement, dated as of October 23, 2007, between SED and each of Barry Diamond, Jean Diamond, Lyle Dickler, Mark DiVito, Jonathan Elster and Charles Marsh.(1)

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

(1) Filed as an exhibit to SED’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)
Date: November 14, 2007
/s/ Jean Diamond
Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2007	/s/ Lyle Dickler
Lyle Dickler
Vice President of Finance
(Principal Financial and Accounting Officer)