Form 10-Q
period 2007-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2008-02-13
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 1, 2008 was 4,608,856 shares.

SED International Holdings, Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION:

Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of
	December 31, 2007 (Unaudited) and June 30, 2007	3

	Condensed Consolidated Statements of Operations for the
	three months and six months ended December 31, 2007 and 2006 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	six months ended December 31, 2007, and 2006 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T.	Controls and Procedures	18

PART II - OTHER INFORMATION:

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES		20

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

.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share amounts)

	December 31, 2007	June 30, 2007
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$3,740	$3,356
Trade accounts receivable, net	37,523	42,059
Inventories, net	39,870	41,751
Deferred income taxes, net	215	23
Other current assets	2,956	4,929
Total current assets	84,304	92,118
Property and equipment, net	1,163	1,104
Total assets	$85,467	$93,222

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$38,160	$40,342
Accrued and other current liabilities	4,966	6,177
Revolving credit facility	20,465	24,544
Total liabilities	63,591	71,063

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500
shares, none issued
Common stock, $.01 par value; 100,000,000 shares
authorized; 6,303,347 shares issued and 4,608,856 shares
outstanding at December 31, 2007; and 5,573,347 shares
issued and 3,878,856 shares outstanding at June 30, 2007	63	56
Additional paid-in capital	68,563	68,531
Accumulated deficit	(30,233)	(30,479)
Accumulated other comprehensive loss	(3,430)	(2,862)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)
Total shareholders' equity	21,876	22,159
Total liabilities and shareholders' equity	$85,467	$93,222

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$112,366	$93,009	$239,062	$189,630
Cost of sales	106,442	87,645	226,249	179,142
Gross profit	5,924	5,364	12,813	10,488
Operating expenses:
Selling, general and administrative expense	5,543	4,721	11,088	9,238
Depreciation and amortization expense	120	101	235	192
Foreign currency transaction (gain) loss	(13)	(208)	168	(452)
Total operating expenses	5,650	4,614	11,491	8,978
Operating income	274	750	1,322	1,510
Interest expense	446	396	954	746
(Loss) income before income taxes	(172)	354	368	764
Income tax (benefit) expense	(58)	327	122	624
Net (loss) income	$(114)	$27	$246	$140

Basic and diluted (loss) income per common share	$(.03)	$.01	$.06	$.04

Weighted average number of shares outstanding:
Basic	3,879,000	3,879,000	3,879,000	3,879,000
Diluted	3,879,000	3,915,000	3,946,000	3,912,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31
	2007	2006

Net cash provided by (used in) operating activities	$4,785	$(5,505)
Cash flows used in investing activities:
Purchases of equipment	(266)	(245)
Net cash used in investing activities	(266)	(245)
Cash flows (used in) provided by financing activities:
Net (repayments) borrowings under revolving credit facility	(4,079)	5,074
Net cash (used in) provided by financing activities	(4,079)	5,074
Effect of exchange rate changes on cash and cash equivalents	(56)	469
Net increase (decrease) in cash and cash equivalents	384	(207)
Cash and cash equivalents at beginning of period	3,356	4,426
Cash and cash equivalents at end of period	$3,740	$4,219

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and six months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or any other interim period. The June 30, 2007 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2007.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2007.

2. Earnings per Common Share

     Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings are the dilutive effect of 67,500 options for the three months ended December 31, 2006, and 92,500 and 67,500 options for the six months ended December 31, 2007 and 2006, respectively. Also included in diluted earnings for the six months ended December 31, 2007 is the dilutive effect of 730,000 shares of unvested restricted stock, granted on October 23, 2007.

     Diluted earnings per common share for the three months and six months ended December 31, 2007 and 2006 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (508,909 and 458,686 for the three months ended December 31, 2007 and 2006, respectively) and (416,409 and 458,686 options for the six months ended December 31, 2007 and 2006, respectively). Also not reflected in diluted earnings per common share for the three months ended December 31, 2007 are 730,000 shares of unvested restricted stock, as the assumed conversion would be anti-dilutive.

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

     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $270,000 at December 31, 2007 to cover probable losses related to these claims.

4. Accounts Receivable

	December 31,	June 30,
	2007	2007

Trade receivables	$38,319	$42,407
Less: allowance for doubtful accounts	(796)	(348)
	$37,523	$42,059

5. Inventories

	December 31,	June 30,
	2007	2007

Inventories on hand	$33,240	$35,543
Inventories in transit	7,507	7,153
Less: allowances	(877)	(945)
	$39,870	$41,751

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

     Comprehensive (loss) income, net of income taxes, for the three months and six months ended December 31, 2007 and December 31, 2006 is as follows:

	Three months ended		Six months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net (loss) income	$(114)	$27	$246	$140
Changes in foreign translation adjustments	39	401	(229)	744
Changes in fair value of interest rate swap contract	(147)	—	(339)	—
Comprehensive (loss) income	$(222)	$428	$(322)	$884

     There were no income tax effects for the three months and six months ended December 31, 2007 or 2006. The deferred income tax asset related to the cumulative comprehensive losses was fully offset by a valuation allowance as of the beginning and end of the six months periods ended December 31, 2007 and December 31, 2006; and therefore, the comprehensive income or loss for these periods had no income tax effect.

     Accumulated other comprehensive loss included in shareholders’ equity totaled $3.4 million and $2.9 million at December 31, 2007 and June 30, 2007, respectively, and consisted of foreign currency translation adjustments and changes in the fair value of interest rate swap contract.

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2007
Net sales to unaffiliated customers	$88,383	$25,280	$(1,297)	$112,366
Gross profit	4,289	1,635	—	5,924
Operating (loss) income	(182)	456	—	274
Interest expense	446	—	—	446
Income tax expense (benefit)	2	(60)	—	(58)
Net (loss) income	(630)	516	—	(114)
Total assets at December 31, 2007	74,025	23,921	(12,479)	85,467

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2006
Net sales to unaffiliated customers	$72,356	$20,852	$(199)	$93,009
Gross profit	3,747	1,617	—	5,364
Operating (loss) income	(58)	808	—	750
Interest expense	396	—	—	396
Income tax expense	—	327	—	327
Net (loss) income	(454)	481	—	27
Total assets at December 31, 2006	74,737	21,447	(12,270)	83,914

     Net sales by product category is as follows:

		Consumer	Wireless
For the three months	Micro-Computer	Electronics	Telephone	Handling
ended December 31,	Products	Products	Products	Revenue	Total
2007	$102,798	$7,686	$1,676	$206	$112,366
2006	79,181	11,748	1,835	245	93,009

     Approximately 41.8% and 39.9% of SED's net sales for the three months ended December 31, 2007 and 2006, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2007
Net sales to unaffiliated customers	$191,192	$50,351	$(2,481)	$239,062
Gross profit	9,128	3,685	—	12,813
Operating income	349	973	—	1,322
Interest expense	954	—	—	954
Income tax expense	15	107	—	122
Net (loss) income	(620)	866	—	246
Total assets at December 31, 2007	74,025	23,921	(12,479)	85,467

For the six months ended December 31, 2006
Net sales to unaffiliated customers	$149,620	$40,209	$(199)	$189,630
Gross profit	7,439	3,049	—	10,488
Operating income	1	1,509	—	1,510
Interest expense	746	—	—	746
Income tax expense	7	617	—	624
Net (loss) income	(752)	892	—	140
Total assets at December 31, 2006	74,737	21,447	(12,270)	83,914

     Net sales by product category is as follows:

		Consumer	Wireless
For the six months	Micro-Computer	Electronics	Telephone	Handling
ended December 31,	Products	Products	Products	Revenue	Total
2007	$221,491	$13,389	$3,742	$440	$239,062
2006	164,966	19,913	4,249	502	189,630

     Approximately 38.9% and 38.6% of SED's net sales for the six months ended December 31, 2007 and 2006, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

8. Restricted Stock, Stock Options and Other Stock Plans

     On October 23, 2007, the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “2007 Plan”) for purposes of attracting and retaining the personnel necessary for the Company’s success. Under the 2007 Plan, 750,000 shares of the Company’s authorized and unissued shares of common stock have been reserved for restricted stock grants. On October 23, 2007, the 2007 Plan effective date, an aggregate of 730,000 shares of restricted common stock of the Company were awarded to

26 employees. The shares awarded are subject to forfeiture until vesting and vest over a four-year period beginning on the second anniversary. On the second, third and fourth anniversaries of the grant date, a third of the shares will vest, respectively, provided that the shareholder is an employee on any such vesting date. The aggregate fair market value of the awards is determined by the closing price of the Company’s common stock on the date of grant. The initial compensation cost of the restricted stock awards in the amount of $934,000, net of $103,000 estimated forfeitures, is being amortized over the vesting periods of four years. At December 31, 2007, 730,000 shares of restricted stock were outstanding and the related unamortized compensation cost was $895,000.

9. Credit Facility and Bank Debt

     On March 1, 2007, SED signed a three-year extension on a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia Agreement was originally entered into on September 21, 2005 with a term of three years. On July 17, 2007, SED elected to increase its line of credit to $40.0 million from $35.0 million as allowed under the Wachovia Agreement. On August 23, 2007, the Wachovia line of credit was increased temporarily for 60 days to $50.0 million to accommodate an approximately $9.0 million purchase from one vendor for a televised product offering by one of SED’s customers. On January 10, 2008, SED elected to permanently increase the Wachovia line of credit to $50.0 million. The Wachovia Agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventories as defined therein.

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

     Available borrowings under this agreement, based on collateral limitations at December 31, 2007 were $10.6 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended December 31, 2007 were $23.0 million, $32.5 million and 6.7%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 6.9% at December 31, 2007. Average borrowings, maximum borrowings and weighted average interest rate for the six months ended December 31, 2007 were $24.9 million, $34.7 million and 6.9%, respectively.

     The carrying value of all bank debt at December 31, 2007 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $2.5 million at December 31, 2007.

     On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20% . On June 8, 2007, the three-year swap agreement was amended to a notional amount of $10.0 million with a fixed rate of 5.37% . The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of those instruments are reported in earnings or other comprehensive income depending on the use of the derivative and whether it qualifies for hedge accounting. The accounting for gains and losses associated with changes in the fair value of the derivative and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $339,000 at December 31, 2007.

10. Income Taxes

     Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no reduction to the Company’s consolidated beginning accumulated deficit. As of the adoption date, the Company had no significant unrecognized tax benefits. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months from December 31, 2007. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.

     The Company conducts business principally in North and South America, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia. The Company is no longer subject to income tax examinations for tax years before June 30, 2004 in the U.S., and for tax years before December 31, 2006 in Colombia, but remains subject to examination in Argentina for tax years ending June 30, 2003 and later.

     In the second quarter ending December 31, 2007, the Company recognized a $178,000 deferred tax asset which related to temporary differences in the foreign subsidiaries.

11. Legal Proceedings

     On December 28, 2007, Mark Diamond (“Mr. Diamond”) filed a Complaint in the Superior Court of Fulton County, State of Georgia, naming Jean Diamond, Melvyn Cohen and Stewart I. Aaron as defendants; Civil Action file no. 2007-CV-144583. Mr. Diamond alleges in the Complaint that these three directors misled him, in some unspecified way, regarding the legal enforceability of an alleged employment agreement, and regarding the legal authority of Jean Diamond to execute said document. He alleges that he was damaged by their alleged misconduct in connection with his employment with the Company and as a result, should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. While this lawsuit is not against the Company, the Company’s directors and officers are indemnified by the Company. The Company maintains an insurance policy which may help offset costs related to this litigation. The Company believes that this case is without merit, and the named directors intend to vigorously defend the case.

     On March 15, 2007, Mr. Diamond filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of the Company; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of the Company. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against the Company on November 3, 2005 in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that the Company breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-reimbursed expenses of approximately $85,000, director fees of an unspecified total, other damages of indeterminate amount, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. A motion for partial summary judgment filed by Mr. Diamond is pending as is a motion for partial summary judgment by the Company. The Company believes that it has meritorious defenses and will vigorously defend this matter.

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

     On August 19, 2005, Mr. Diamond sent a complaint (received August 24, 2005) against SED International, the Company’s operating subsidiary, with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay (rate of $375,000 per year plus benefits), attorney fees and expenses, and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in favor of SED International. Mr. Diamond appealed that decision and SED

International filed a motion for summary judgment in its favor. In October 2006, the Department of Labor denied the motion for summary judgment in connection with his appeal. A trial was held on the issues from October 31, 2006 through November 3, 2006. In connection with the trial, both sides respectively submitted post-hearing briefs in January, March and July 2007. On December 11, 2007, the Administrative Law Judge ruled in SED International’s favor. Mr. Diamond filed an appeal. Briefs are due by the end of March, 2008. SED International believes that it has meritorious defenses to his complaint and is vigorously defending this matter.

12. New Accounting Pronouncements

     In September 2006, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS 157 in the first quarter of fiscal 2009. Based on the Company’s current use of fair value measurements, FAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Throughout this Quarterly Report on Form 10-Q, the terms "we," "us," "our" and "SED" refers to SED International Holdings, Inc. and its subsidiaries.

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

     Revenue Recognition. Revenue is recognized once four criteria are met: (1) SED must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectability must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. SED allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.

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

     Allowance for Doubtful Accounts. An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectability of specific accounts. SED evaluates the collectability of accounts receivable based on a combination of factors. Initially, SED estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when SED becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.

     Inventories. Inventories are stated at the lower of cost (first-in, first-out method) or market. Most of SED’s vendors allow for either return of goods within a specified period (usually 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected from the risk of inventory losses. Therefore, in determining the net realizable value of inventories, SED identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, SED estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect SED from inventory losses, the risk of losses associated with obsolete and slow moving inventories would increase.

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

Results of Continuing Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy	94.73%	94.23%	94.64%	94.47%
expense
Gross profit	5.27%	5.77%	5.36%	5.53%
Operating expenses:
Selling, general and administrative expense	4.93%	5.08%	4.64%	4.87%
Depreciation and amortization expense	.11%	.11%	.10%	.10%
Foreign currency transaction (gain) loss	(.01)%	(.22)%	.07%	(.24)%
Total operating expenses	5.03%	4.97%	4.81%	4.73%
Operating income	.24%	.80%	.55%	.80%
Interest expense	.40%	.43%	.40%	.39%
(Loss) income before income taxes	(.16)%	.37%	.15%	.41%
Income tax (benefit) expense	(.05)%	.35%	.05%	.33%
(Loss) income	(.11)%	.02%	.10%	.08%

Three Months Ended December 31, 2007 and 2006

     Revenues. Total revenues for the three months ended December 31, 2007 increased 20.8%, or $19.4 million, to $112.4 million as compared to $93.0 million for the three months ended December 31, 2006. Microcomputer product sales, excluding handling revenue, for the three months ended December 31, 2007 increased 29.8% to $102.8 million compared to $79.2 million for the three months ended December 31, 2006. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Approximately $2.0 million of the increase was a televised offering of computers by a SED customer. Consumer electronics sales for the three months ended December 31, 2007 decreased 34.6% to $7.7 million compared to $11.7 million for the three months ended December 31, 2006. This was primarily due to a decrease in sales of flat screen televisions to a televised shopping network. Wireless revenues for the three months ended December 31, 2007 declined 8.7% to $1.7 million compared to $1.8 million for the three months ended December 31, 2006.

     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	December 31,		Change
	2007	2006	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$65.4	$55.9	$9.5	17.0%
Export	23.0	16.5	6.5	39.4%
Latin America	25.3	20.8	4.5	21.6%
Elimination	(1.3)	(.2)	(1.1)
Consolidated	$112.4	$93.0	$19.4	20.9%

     Domestic revenues were $65.4 million and $55.9 million for the three months ended December 31, 2007 and 2006, respectively. The increase was due to an increase in computer products offset by a $4.1 million sales decrease in consumer electronics products. The aggregate of revenues from Export and Latin America was $47.0 million and $37.1 million for the three months ended December 31, 2007 and 2006, respectively. The increase was due to an increase in sales of computer products, printers and consumable printer products.

     Sales of microcomputer products, including handling revenue, represented approximately 91.7% of SED’s second quarter net sales compared to 85.4% for the same period last year. Sales of consumer electronics products accounted for approximately 6.8% of SED’s second quarter net sales compared to 12.6% for the same period last year. Sales of wireless telephone products accounted for approximately 1.5% of SED’s second quarter net sales compared to 2.0% for the same period last year.

     Gross Profit Margins. Gross profit margin increased $.5 million to $5.9 million in the second quarter of fiscal 2007, compared to $5.4 million in the same quarter last year. Gross profit as a percentage of net sales decreased to 5.3% from 5.8% for the second quarter of fiscal 2008 and 2007, respectively. The gross profit decrease resulted from a less favorable mix of products sold. Overall, SED continues to experience pricing pressure in selling products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense, for the second quarter of fiscal 2008 increased 17.4 % to $5.5 million, compared to $4.7 million for the second quarter of fiscal 2007. The increase in selling, general and administrative expenses was primarily due from several factors including (i) an increase of approximately $528,000 in employee and contract expense mostly attributed to the 20.8% increase of sales and the hiring of a dedicated sales force to sell consumer electronics, (ii) an increase of $105,000 in public reporting and “SOX” expenses, and (iii) an increase of $95,000 in occupancy and security expense. However, as a percentage of net sales these expenses decreased to 4.9% in the second quarter of fiscal 2008 compared to 5.1% in the second quarter of fiscal 2007.

     Depreciation. Depreciation and amortization was $120,000 and $101,000 for the three months ended December 31, 2007 and 2006, respectively.

     Foreign Currency Transaction. SED has significant U.S. dollar denominated liabilities Latin American subsidiaries. The revaluation resulted in a foreign currency transaction gain totaling approximately $13,000 for the three months ended December 31, 2007 as compared to a gain of approximately $208,000 for the three months ended December 31, 2006.

     Interest Expense. Interest expense was $446,000 and $396,000 for the three months ended December 31, 2007 and 2006 respectively. This change resulted primarily from a higher average loan balance during the comparable periods which was due to the growth of the business.

     Provision for Income Taxes. Income tax benefit was $58,000 for the three months ended December 31, 2007 as compared to $327,000 expense for the three months ended December 31, 2006. The provision is primarily related to income generated by SED’s Latin American subsidiaries. In the second quarter ended December 31, 2007, the Company recognized a credit of approximately $178,000 related to a deferred tax asset which was previously offset by an equal valuation allowance. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit on the net operating loss carry-forward.

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

     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $270,000 at December 31, 2007 to cover potential losses related to these claims.

Six Months Ended December 31, 2007 and 2006

     Revenues. Total revenues for the six months ended December 31, 2007 increased 26.1% to $239.1 million as compared to $189.6 million for the six months ended December 31, 2006. The increase in total revenues is primarily attributable to the increase in our microcomputer product sales. Microcomputer product sales, excluding handling revenue, for the six months ended December 31, 2007 increased 34.3% to $221.5 million as compared to $165.0 million for the six months ended December 31, 2006. The increase in microcomputer product sales was primarily due to an increase in revenues from mass storage products and computers. Wireless telephone revenues for the six months ended December 31, 2007 decreased 11.9% to $3.7 million as compared to $4.3 million for the six months ended December 31, 2006. The decrease in wireless revenues was primarily due to LG product availability issues caused by a discontinued vendor relationship with LG. Consumer electronics product sales for the six months ended December 31, 2007 decreased 32.8% to $13.4 million as compared to $19.9 million for the six months ended December 31, 2006. The decrease in consumer electronics revenues resulted from a decrease in sales of flat panel televisions to a televised shopping network.

Information concerning SED’s domestic and international revenues is summarized below:

	Six Months Ended
	December 31,		Change
	2007	2006	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$146.1	$116.4	$29.7	25.5%
Export	45.1	33.2	11.9	35.8%
Latin America	50.4	40.2	10.2	25.3%
Elimination	(2.5)	(.2)	(2.3)
Consolidated	$239.1	$189.6	$49.5	26.1%

     Domestic revenues increased $29.7 million to $146.1 million or 25.5% for the six months ended December 31, 2007 as compared to $116.4 million for the six months ended December 31, 2006. The increase is primarily attributed to an increase in micro computer product sales.

     The increase in the U.S. export sales was due primarily due to an improvement in the sale of printers and printer consumables due to for beneficial economic conditions in Latin America.

     The increase in sales in Latin America was principally due to the slightly improving economies in both Argentina and Colombia.

     Sales of microcomputer products, including shipping and handling revenue, represented approximately 92.8% of SED's six months ended December 31, 2007 net sales compared to 87.3% for the same period last year. Sales of wireless telephone products accounted for approximately 1.6% of SED's six months ended December 31, 2007 net sales compared to 2.2% for the same period last year. Sales of consumer electronics represented 5.6 % for six months ended December 31, 2006 and 10.5% for the same period last year.

     Gross Profit Margins. Gross profit margin was $12.8 million or 5.4% for the six months ended December 31, 2007 compared to $10.5 million or 5.5% for the six months ended December 31, 2006. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

     Selling, General and Administrative Expense. Selling, general and administrative expenses were $11.1 million for the six months ended December 31, 2007 compared to $9.2 million at December 31, 2006. Selling, general and administrative expenses as a percentage of revenues were 4.6% for the six months ended December 31, 2007 as compared to 4.9% for the six months ended December 31, 2006. The increase in expense over the prior year period is primarily attributed to several factors including (i) a $1,000,000 increase in employee and contract expense related to the increase in sales and the hiring of a dedicated sales force to sell consumer electronics; (ii) an increase of $118,000 in public reporting and “SOX” expense and (iii) an increase of $200,000 in occupancy and security expenses.

     Depreciation. Depreciation expense was $235,000 and $192,000 for the six months ended December 31, 2007 and 2006, respectively.

     Foreign Currency Transaction. Foreign currency transaction losses for the six months ended December 31, 2007 were $168,000 as compared to gains of $452,000 for the six months ended December 31, 2006. The increase in foreign currency transaction losses reflects the unfavorable movement in the foreign currencies and exchange rates in which SED operates.

     Interest Expense. Interest expense was $954,000 and $746,000 for the six months ended December 31, 2007 and 2006, respectively. The increase in interest expense is related to higher average loan balances.

     Provision for Income Taxes. Income tax expense was approximately $122,000 for the six months ended December 31, 2007 as compared to $624,000 for the six months ended December 31, 2006. The provision is primarily related to income generated by SED’s Latin American subsidiaries. In the six months ended December 31, 2007, the Company recognized a credit of approximately $178,000 related to a deferred tax asset which was previously offset by a valuation allowance. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit on the net operating loss carry-forward.

Financial Condition and Liquidity

     Overview. At December 31, 2007, SED had cash and cash equivalents totaling $3.7 million. At December 31, 2007, SED’s principal source of liquidity is its $3.7 million of cash, and amounts available for use under its revolving credit facility. SED’s availability under the Wachovia Agreement was $10.6 million on December 31, 2007, net of $2.5 million in reserves for outstanding Letters of Credit. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In September 2005, SED entered into a three year, $35 million credit facility with Wachovia Bank, National Association. The agreement was amended in March 2007 to extend the maturity date to September 2011. On July 17, 2007, SED elected to increase its line of credit to $40.0 million. On August 23, 2007, the Wachovia line of credit was increased temporarily for 60 days to $50.0 million to accommodate an approximately $9.0 million purchase from one vendor for a televised product offering by one of SED’s customers. On January 10, 2008, SED elected to permanently increase the Wachovia line of credit to $50.0 million. SED derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries. SED has no off-balance sheet arrangements or transactions involving special purpose entities.

     Operating Activities. Cash provided by operating activities was $4.8 million for the three months ended December 31, 2007 as compared to $5.5 million used in operating activities for the three-month period ended December 31, 2006.

     Net trade receivables were $37.5 million at December 31, 2007 and $42.1 million at June 30, 2007. The decrease in trade receivables is a result of December 2007 sales being $6 million lower than June, 2007 sales. Average days sales outstanding at December 31, 2007 were approximately 30.7 days as compared to 34.4 days at June 30, 2007.

     Net inventories decreased $1.9 million to $39.9 million at December 31, 2007 from $41.8 million at June 30, 2007. SED continues to monitor inventory levels and adjusts according to current and projected sales volumes.

     Other current assets decreased to $3.0 million at December 31, 2007 from $4.9 million at June 30, 2007 primarily as a result of a decline in prepaid inventory deposits.

     Trade accounts payable decreased $2.1 million to $38.2 million at December 31, 2007 compared to $40.3 million at June 30, 2007. The increase in trade accounts payable is primarily attributed to timing of vendor payments.

     Financing Activities. Net borrowings under the revolving credit facility decreased $4.0 million to $20.5 million at December 31, 2007 compared to $24.5 million at June 30, 2007.

     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. SED does not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed our expected requirements for the three months ended December 31, 2007.

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

     SED utilizes derivative financial instruments to reduce interest rate risk as described in note 9. SED does not hold or issue derivative financial instruments for trading purposes.

Foreign Currency Exchange

     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to shareholders’ equity as a component of comprehensive income (loss). As a result of the change in exchange rates, SED recorded a foreign currency translation loss as a component of comprehensive loss of approximately $229,000 for the six months ended December 31, 2007.

     SED distributes many of its products in foreign countries, primarily in Latin America. Approximately 21.3% of SED’s total net sales were generated from sales made to resellers located in Latin American countries during the three month period ended December 31, 2007. SED manages its risk to foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business. Additionally, SED’s foreign subsidiaries procure inventories payable in US dollars for resale in their respective countries. Upon settlement of the payables, SED may be required to record transaction gains or losses resulting form currency fluctuations from the time the subsidiary entered into the agreement to settlement date of the liability. During the six months ended December 31, 2007, SED recorded transaction losses of approximately $168,000. At December 31, 2007, SED’s foreign subsidiaries had approximately $6.6 million in US dollar denominated liabilities. In the aggregate, if the value of the dollar against the foreign denominated currency strengthens by 10%, SED would record a transaction loss of approximately $660,000. Conversely, if the value of the dollar declines by 10%, SED would record a transaction gain of approximately $660,000. SED was not a party to currency hedge transactions as of December 31, 2007. The information included in SED’s financial statements, and other documentation, does not include the potential impact that might arise from any decline in foreign currency in Latin American after December 31, 2007 or those declines which may occur in the future and, accordingly, should be analyzed considering that circumstance.

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

     There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

     On March 15, 2007, Mr. Diamond filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of SED; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of SED. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against SED on November 3, 2005 in the Superior Court of Dekalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that SED breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-reimbursed expenses of approximately $85,000, director fees of an unspecified total, other damages of indeterminate amount, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. A motion for partial summary judgment filed by Mr. Diamond is pending as is a motion for partial summary judgment by SED International, Inc. SED Holdings believes that it has meritorious defenses and will vigorously defend this matter.

     On June 19, 2006, SED through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, SED asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant injunctive relief. In response, Mr. Levine has denied SED’s assertions, filed a third party complaint against SED and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, SED filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. SED is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint.

     On August 19, 2005, Mr. Diamond sent a complaint (received August 24, 2005) against SED International, SED’s operating subsidiary, with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay (rate of $375,000 per year plus benefits), attorney fees and expenses, and reinstatement as an executive officer of SED International. On December 13, 2005 the Department of Labor issued a decision in favor of SED International. Mr. Diamond appealed that decision and SED International filed a motion for summary judgment in its favor. In October 2006, the Department of Labor denied the motion for summary judgment in connection with his appeal. A trial was held on the issues from October 31, 2006 through November 3, 2006. In connection with the trial, both sides respectively submitted post-hearing briefs in January, March and July 2007. On December 11, 2007, the Administrative Law Judge ruled in SED International’s favor. Mr. Mark Diamond filed an appeal. Briefs are due by the end of March, 2008. SED International believes that it has meritorious defenses to his complaint and is vigorously defending this matter.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

     The 2007 Annual Meeting of the Shareholders of SED was held on January 15, 2008 at its principal executive offices in Tucker, Georgia. On the record date for annual meeting 4,608,856 shares of Common Stock were outstanding and eligible to vote.

     The shareholders of SED were asked to vote upon the (i) election of a Class I Director; and (ii) advisory approval of the appointment of J. H. Cohn LLP as the registered public accounting firm for SED for the fiscal year ending June 30, 2008. The shareholders adopted both proposals. The vote tabulation with respect to each proposal is as follows:

Election of Directors		For:	Withhold:
Stewart I. Aaron		3,031,643	833,074

Matter	For:	Withhold:	Abstain:
Advisory approval for J. H. Cohn LLP as the independent registered	3,031,643	149,775	192,146
public accounting firm for SED for the fiscal year ending June 30, 2008.

ITEM 5. Other Information

     Not applicable.

ITEM 6. Exhibits

Exhibits	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
32.1	Section 1350 Certification by Principal Executive Officer.
32.2	Section 1350 Certification by Principal Financial Officer.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)
Date: February 14, 2008
/s/ Jean Diamond
Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2008	/s/ Lyle Dickler
Lyle Dickler
Vice President of Finance
(Principal Financial and Accounting Officer)