Form 10-Q
period 2008-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2008-05-13
CIK 800286

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(Zip Code)
(Address of principal executive offices)

(770) 491-8962
(Registrant’s telephone number, including area code)

NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐     No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 1, 2008 was 4,573,856 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share amounts)

	March 31, 2008	June 30, 2007

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,946	$3,356
Trade receivables, net	38,091	42,059
Inventories, net	41,482	41,751
Deferred income taxes, net	235	23
Other current assets	2,720	4,929

Total current assets	89,474	92,118
Property and equipment, net	1,110	1,104

Total assets	$90,584	$93,222

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$37,192	$40,342
Accrued and other current liabilities	4,877	6,177
Revolving credit facility	26,062	24,544

Total liabilities	68,131	71,063

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized: 129,500 shares, none issued
Common stock, $.01 par value; 100,000,000 shares authorized; 6,268,347 issued and 4,573,856 shares outstanding at March 31, 2008 and 5,573,347 issued and 3,878,856 shares outstanding at June 30, 2007	63	56
Additional paid-in capital	68,621	68,531
Accumulated deficit	(30,189)	(30,479)
Accumulated other comprehensive loss	(2,955)	(2,862)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)

Total shareholders’ equity	22,453	22,159

Total liabilities and shareholders’ equity	$90,584	$93,222

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,			Nine Months Ended March 31,

	2008	2007		2008	2007

Net sales	$124,469		$107,692	$363,531	$297,322
Cost of sales	118,062		101,662	344,311	280,804

Gross profit	6,407		6,030	19,220	16,518
Operating expenses:
Selling, general and administrative expense	5,918		5,106	17,006	14,344
Depreciation and amortization expense	119		108	354	300
Foreign currency transaction gain	(305)		(9)	(137)	(461)

Total operating expenses	5,732		5,205	17,223	14,183

Operating income	675		825	1,997	2,335
Interest expense	382		434	1,336	1,180

Income before income taxes	293		391	661	1,155
Income tax expense	249		370	371	994

Net income	$44		$21	$290	$161

Basic and diluted income per common share	$.01	$	─	$.07	$.04

Weighted average number of shares outstanding:
Basic	3,879,000		3,884,000	3,879,000	3,880,000
Diluted	4,008,000		3,918,000	3,967,000	3,914,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended March 31,

	2008	2007

Net cash provided by (used in) operating activities	$2,063	$(1,215)
Cash flows used in investing activities:
Purchases of equipment	(320)	(369)

Net cash used in investing activities	(320)	(369)

Cash flows provided by financing activities:
Net borrowings under revolving credit facility	1,518	2,090

Net cash provided by financing activities	1,518	2,090

Effect of exchange rate changes on cash and cash equivalents	329	558

Net increase in cash and cash equivalents	3,590	1,064
Cash and cash equivalents at beginning of period	3,356	4,426

Cash and cash equivalents at end of period	$6,946	$5,490

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

          The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2008, or any other interim period. The June 30, 2007 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2007.

          For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2007.

2. Earnings per Common Share

          Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings are the dilutive effect of 92,500 and 67,500 options for the three months ended March 31, 2008 and 2007, and 92,500 and 67,500 options for the nine months ended March 31, 2008 and 2007, respectively. Also included in diluted earnings per share for the three months and nine months ended March 31, 2008 is the dilutive effect of 695,000 shares of unvested restricted stock, net of 52,500 forfeited shares.

          Diluted earnings per common share for the three months and nine months ended March 31, 2008 and 2007 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (416,409 and 438,909 for the three months and nine months ended March 31, 2008 and 2007, respectively).

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

          SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $270,000 at March 31, 2008 to cover probable losses related to these claims.

4. Trade Receivables

	March 31, 2008	June 30, 2007

Trade receivables	$38,959	$42,407
Less: allowance for doubtful accounts	(868)	(348)

	$38,091	$42,059

5. Inventories

	March 31, 2008	June 30, 2007

Inventories on hand	$36,988	$35,543
Inventories in transit	5,482	7,153
Less: allowances	(988)	(945)

	$41,482	$41,751

6. Comprehensive Income

          Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income and other comprehensive (loss) income. SED’s other comprehensive (loss) income is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes.

          Comprehensive income, net of income taxes, for the three months and nine months ended March 31, 2008 and 2007, respectively, is as follows:

	Three Months ended March 31,		Nine Months ended March 31,

	2008	2007	2008	2007

Net income	$44	$21	$290	$161
Changes in foreign translation adjustments	758	106	529	850
Changes in fair value of interest rate swap contract	(283)	—	(622)	—

Comprehensive income	$519	$127	$197	$1,011

          There were no income tax effects for the three months and nine months ended March 31, 2008 or 2007. The deferred income tax asset related to the cumulative comprehensive losses was fully offset by a valuation allowance as of the beginning and end of the nine months periods ended March 31, 2008 and March 31, 2007, and therefore, the comprehensive income or loss for these periods had no income tax effect.

          Accumulated other comprehensive loss included in shareholders’ equity totaled $3.0 million and $2.9 million at March 31, 2008 and June 30, 2007, respectively, and consisted of foreign currency translation adjustments and changes in the fair value of interest rate swap contract.

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation

For the three months ended March 31, 2008
Net sales to unaffiliated customers	$99,173	$26,434	$(1,138)	$124,469
Gross profit	$4,745	$1,662	—	$6,407
Operating income	$163	$512	—	$675
Interest expense	$379	$3	—	$382
Income tax expense	$1	$248	—	$249
Net (loss) income	$(217)	$261	—	$44
Total assets at March 31, 2008	$78,078	$25,939	$(13,433)	$90,584

	United States	Latin America	Eliminations	Consolidation

For the three months ended March 31, 2007
Net sales to unaffiliated customers	$84,261	$24,092	$(661)	$107,692
Gross profit	$4,047	$1,983	—	$6,030
Operating (loss) income	$(26)	$851	—	$825
Interest expense	$434	—	—	$434
Income tax expense	—	$370	—	$370
Net (loss) income	$(460)	$481	—	$21
Total assets at March 31, 2007	$76,520	$22,080	$(12,518)	$86,082

          Net sales by product category is as follows:

For the three months ended March 31,	Micro-Computer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total

2008	$114,414	$7,579	$2,250	$226	$124,469
2007	$89,748	$16,287	$1,383	$274	$107,692

          Approximately 41.3% and 38.9% of SED’s net sales for the three months ended March 31, 2008 and 2007, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

	United States	Latin America	Eliminations	Consolidation

For the nine months ended March 31, 2008
Net sales to unaffiliated customers	$290,365	$76,785	$(3,619)	$363,531
Gross profit	$13,873	$5,347	—	$19,220
Operating income	$512	$1,485	—	$1,997
Interest expense	$1,333	$3	—	$1,336
Income tax expense	$16	$355	—	$371
Net (loss) income	$(837)	$1,127	—	$290
Total assets at March 31, 2008	$78,078	$25,939	$(13,433)	$90,584

For the nine months ended March 31, 2007
Net sales to unaffiliated customers	$233,881	$64,301	$(860)	$297,322
Gross profit	$11,486	$5,032	—	$16,518
Operating (loss) income	$(25)	$2,360	—	$2,335
Interest expense	$1,180	—	—	$1,180
Income tax expense	$7	$987	—	$994
Net (loss) income	$(1,212)	$1,373	—	$161
Total assets at March 31, 2007	$76,520	$22,080	$(12,518)	$86,082

          Net sales by product category is as follows:

For the nine months ended March 31,	Micro-Computer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total

2008	$335,906	$20,968	$5,991	$666	$363,531
2007	$254,715	$36,200	$5,631	$776	$297,322

          Approximately 39.7% and 38.7% of SED’s net sales for the nine months ended March 31, 2008 and 2007, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

8. Restricted Stock, Stock Options and Other Stock Plans

          On October 23, 2007, the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “2007 Plan”) for purposes of attracting and retaining the personnel necessary for the Company’s success. Under the 2007 Plan, 750,000 shares of the Company’s authorized and unissued shares of common stock have been reserved for restricted stock grants. On October 23, 2007, the 2007 Plan effective date, an aggregate of 730,000 shares of restricted common stock of the Company were awarded to

26 employees. The shares awarded are subject to forfeiture until vesting and vest over a four-year period beginning on the second anniversary. On the second, third and fourth anniversaries of the grant date, a third of the shares will vest, respectively, provided that the shareholder is an employee on any such vesting date. The aggregate fair market value of the awards was determined by the closing price of the Company’s common stock on the date of grant. The total compensation cost of the restricted stock awards was $934,000, net of $103,000 estimated forfeitures. The compensation cost of the restricted stock outstanding is being amortized and expensed over a vesting period of four years. During the quarter ended March 31, 2008, 52,500 restricted shares were forfeited and 17,500 were granted. At March 31, 2008, 695,000 shares of restricted stock were outstanding and the related unrecognized compensation cost was $926,000.

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

          The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain availability of $5.0 million or more during the term of the agreement to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s availability is less than $3.5 million ($5.0 million prior to amendment) at any time during the term of the agreement, then maintenance of a minimum fixed charge coverage ratio is required, as defined. The Wachovia Agreement also restricts SED’s ability to distribute dividends.

          Available borrowings under this agreement, based on collateral limitations at March 31, 2008 were $7.4 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended March 31, 2008 were $27.0 million, $32.5 million and 5.6%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 5.4% at March 31, 2008. Average borrowings, maximum borrowings and weighted average interest rate for the nine months ended March 31, 2008 were $25.6 million, $34.7 million and 6.4%, respectively.

          The carrying value of all bank debt at March 31, 2008 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $1.8 million at March 31, 2008.

          On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20%. On June 8, 2007, the three-year swap agreement was amended to a notional amount of $10.0 million with a fixed rate of 5.37%. On March 5, 2008, the three-year swap agreement was again amended to a nominal amount of $15.0 million with a fixed rate of 4.54%. The fixed rates cited above do not include Wachovia’s rate mark-up, currently 1.5%. The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of the derivative are reported in other comprehensive income as the hedge is highly effective and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $622,000 at March 31, 2008 and is included in accrued expenses.

10. Income Taxes

          Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in no change to the Company’s consolidated beginning accumulated deficit. As of the adoption date, the Company had no significant unrecognized tax benefits. The Company does not expect significant changes in its unrecognized tax benefits in the next twelve months from March 31, 2008. The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense.

          The Company conducts business principally in North and South America, as a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia. The Company is no longer subject to income tax examinations for tax years before June 30, 2005 in the U.S., and for tax years before December 31, 2006 in Colombia, but remains subject to examination in Argentina for tax years ending June 30, 2003 and later.

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

          On March 15, 2007, Mr. Diamond filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of the Company; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of the Company. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against the Company on November 3, 2005 in the Superior Court of DeKalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that the Company breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-reimbursed expenses of approximately $85,000, director fees of an unspecified total, other damages of indeterminate amount, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. A motion for partial summary judgment filed by Mr. Diamond was granted in March 2008 as was a motion for partial summary judgment by the Company. The Company has filed an appeal, and Mr. Diamond has cross-appealed. The Company believes that it has meritorious defenses and will vigorously defend this matter.

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

          On August 19, 2005, Mr. Diamond filed a complaint (received August 24, 2005) with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay (rate of $375,000 per year plus benefits), attorney fees and expenses, and reinstatement as an executive officer of SED International. A trial was held on the issues from October 31, 2006 through November 3, 2006. In connection with the trial, both sides respectively submitted post-hearing briefs in January, March and July 2007. On December 11, 2007, an Administrative Law Judge issued a recommended decision against Mr. Diamond and in favor of the Company. Mr. Diamond filed an appeal to The Administrative Review Board of the Department Of Labor. Briefs were filed by both sides in March, 2008. The Company believes that it has meritorious defenses to his complaint and is vigorously defending this matter.

          On March 18, 2008, Archbrook Laguna, LLC (“Archbrook”) filed a complaint in the United States District Court, District of New Jersey captioned Archbrook Laguna, LLC v. New Age Electronics, Inc., SED International, Inc., Adam Carroll, Charles Marsh, Marshall Mizell and Lee Perlman, Civil Action No. 08-1421. The complaint includes counts for Civil Conspiracy (Count I), Violation of the Robinson-Patman Act (Count II), Trade Libel (Count III), Commercial Disparagement (Count IV), Injurious Falsehood (Count V), Tortious Interference with Economic and Prospective Relations (Count VI), Violation of N.J. STAT. ANN. § 2C:41-2c and 2d (New Jersey RICO Statute – Counts VII and VIII), Misappropriation, Computer Misuse, Fraud and Abuse (Count IX), Breach of Contract / Tortious Interference (Count X against Defendant Mizell), Breach of Fiduciary Duty (Count XI against Defendant Marsh). Archbrook alleges that it is the victim of a concerted conspiracy by the Defendants to eliminate Archbrook’s business relationship with Hewlett Packard Company and damage Archbrook’s business generally. The complaint alleges that Archbrook should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. The complaint also seeks an injunction precluding Defendants from acting in concert to continue the alleged acts. The Company is conducting an investigation into the allegations of the complaint and believes that the allegations against the Company are without merit. Defendant Marsh is a former officer of the Company. The Company maintains an insurance policy, and has requested that the insurance company review the complaint to assess whether any coverage may exist which would help offset costs related to this litigation. The Company intends to vigorously defend the case.

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

          In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improves the transparency of financial reporting. Under FAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. FAS 161 will be effective for the Company beginning January 1, 2009. Early application is encouraged. FAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of FAS 161 will not have a material impact on the disclosures in the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Throughout this Quarterly Report on Form 10-Q, the terms “Company,” “we,” “us,” “our” and “SED” refers to SED International Holdings, Inc. and its subsidiaries.

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

Results of Continuing Operations

          The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s consolidated statements of income:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2008	2007	2008	2007

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.85%	94.40%	94.71%	94.44%

Gross profit	5.15%	5.60%	5.29%	5.56%
Operating expenses:
Selling, general and administrative expense	4.75%	4.74%	4.68%	4.83%
Depreciation and amortization expense	.10%	.10%	.10%	.10%
Foreign currency transaction gain	(.24)%	(.01)%	(.04)%	(.16)%

Total operating expenses	4.61%	4.83%	4.74%	4.77%

Operating income	.54%	.77%	.55%	.79%
Interest expense	.31%	.40%	.37%	.40%

Income before income taxes	.23%	.37%	.18%	.39%
Income tax expense	.20%	.35%	.10%	.33%

Income	.03%	.02%	.08%	.06%

Three Months Ended March 31, 2008 and 2007

          Revenues. Total revenues for the three months ended March 31, 2008 increased 15.6%, or $16.8 million, to $124.5 million as compared to $107.7 million for the three months ended March 31, 2007. Microcomputer product sales, excluding handling revenue, for the three months ended March 31, 2008 increased 27.5% to $114.4 million compared to $89.7million for the three months ended March 31, 2008. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Approximately $8.9 million of the increase was a televised offering of computers by a SED customer. Consumer electronics sales for the three months ended March 31, 2008 decreased 53.5% to $7.6 million compared to $16.3 million for the three months ended March 31, 2007. This was primarily due to a decrease in sales of flat screen televisions to a televised shopping network. Wireless revenues for the three months ended March 31, 2008 increased 62.7% to $2.3 million compared to $1.4 million for the three months ended March 31, 2007.

          Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended March 31,		Change

	2008	2007	Amount	Percent

	(Amounts in millions except percentage amounts)
United States
Domestic	$73.1	$65.8	$7.3	11.1%
Export	26.1	18.5	7.6	41.1%
Latin America	26.4	24.1	2.3	9.5%
Elimination	(1.1)	(.7)	(.4)	(57.1)%

Consolidated	$124.5	$107.7	$16.8

          Domestic revenues were $73.1 million and $65.8 million for the three months ended March 31, 2008 and 2007, respectively. The increase was due to an increase in computer products offset by a $8.7 million sales decrease in consumer electronics products. The aggregate of revenues from Export and Latin America was $51.4 million and $41.9 million for the three months ended March 31, 2008 and 2007, respectively. The increase was due to an increase in sales of computer products, printers and consumable printer products.

          Sales of microcomputer products, including handling revenue, represented approximately 92.1% of SED’s third quarter net sales compared to 83.6% for the same period last year. Sales of consumer electronics products accounted for approximately 6.1% of SED’s third quarter net sales compared to 15.1% for the same period last year. Sales of wireless telephone products accounted for approximately 1.8% of SED’s third quarter net sales compared to 1.3% for the same period last year.

          Gross Profit Margins. Gross profit margin increased $.4 million to $6.4 million in the third quarter of fiscal 2008, compared to $6.0 million in the same quarter last year. Gross profit as a percentage of net sales decreased to 5.2% from 5.6% for the third quarter of fiscal 2008 and 2007, respectively. The gross profit decrease resulted from a less favorable mix of products sold. Overall, SED continues to experience pricing pressure in selling products.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense, for the third quarter of fiscal 2008 increased 15.9% to $5.9 million, compared to $5.1 million for the third quarter of fiscal 2007. The increase in selling, general and administrative expenses was primarily due from factors which include an increase of approximately $768,000 in employee and contract expense mostly attributed to the hiring of a dedicated consumer electronics sales force, the increase in sales and a one time $280,000 separation expense related to a recently departed executive of the Company. This is further described in SED’s March 28, 2008 8-K filing.

          Depreciation. Depreciation and amortization was $119,000 and $108,000 for the three months ended March 31, 2008 and 2007, respectively.

          Foreign Currency Transaction. SED has significant U.S. dollar denominated liabilities recorded in its Latin American subsidiaries. The revaluation resulted in a foreign currency transaction gain totaling approximately $305,000 for the three months ended March 31, 2008 as compared to a gain of approximately $9,000 for the three months ended March 31, 2007.

          Interest Expense. Interest expense was approximately $382,000 and $434,000 for the three months ended March 31, 2008 and 2007, respectively. This change resulted primarily from declining interest rates.

          Provision for Income Taxes. Income tax expense was $249,000 for the three months ended March 31, 2008 as compared to $370,000 for the three months ended March 31, 2007. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit on the net operating loss carry forward.

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

          SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. SED has an accrued liability of $270,000 at March 31, 2008 to cover potential losses related to these claims.

Nine months Ended March 31, 2008 and 2007

          Revenues. Total revenues for the nine months ended March 31, 2008 increased 22.3%, or $66.3 million, to $363.5 million as compared to $297.3 million for the nine months ended March 31, 2007. The increase in total revenues is primarily attributable to the increase in our microcomputer product sales. Microcomputer product sales, excluding handling revenue, for the nine months ended March 31, 2008 increased 31.9% to $335.9 million as compared to $254.7 million for the nine months ended March 31, 2007. The increase in microcomputer product sales was primarily due to an increase in revenues from mass storage products and computers. Approximately $20.1 million of the increase was attributed to a televised offering of computers by a SED customer. Wireless telephone revenues for the nine months ended March 31, 2008 increased 6.4% to $6.0 million as compared to $5.6 million for the nine months ended March 31, 2007. Consumer electronics product sales for the nine months ended March 31, 2008 decreased 42.1% to $21.0 million as compared to $36.2 million for the nine months ended March 31, 2007. The decrease in consumer electronics revenues resulted from a decrease in sales of flat panel televisions to a televised shopping network.

          Information concerning SED’s domestic and international revenues is summarized below:

	Nine Months Ended March 31,		Change

	2008	2007	Amount	Percent

	(Amounts in millions except percentage amounts)
United States
Domestic	$219.1	$182.2	$36.9	20.3%
Export	71.2	51.7	19.5	37.7%
Latin America	76.8	64.3	12.5	19.4%
Elimination	(3.6)	(.9)	(2.7)	(3.0)%

Consolidated	$363.5	$297.3	$66.2

          Domestic revenues increased $36.9 million to $219.1 million or 20.3% for the nine months ended March 31, 2008 as compared to $182.2 million for the nine months ended March 31, 2007. The increase is primarily attributed to an increase in micro computer product sales.

          The increase in the U.S. export sales was due primarily due to an improvement in the sales of printers and printer consumables and due to beneficial economic conditions in Latin America.

          The increase in sales in Latin America was principally due to the addition of new vendors and favorable economic conditions.

          Sales of micro-computer products, including shipping and handling revenue, represented approximately 92.6% of SED’s nine months ended March 31, 2008 net sales compared to 85.9% for the same period last year. Sales of wireless telephone products accounted for approximately 1.6% of SED’s nine months ended March 31, 2008 net sales compared to 1.9% for the same period last year. Sales of consumer electronics represented 5.8% for nine months ended March 31, 2007 and 12.2% for the same period last year.

          Gross Profit Margins. Gross profit margin was $19.2 million or 5.3% for the nine months ended March 31, 2008 compared to $16.5 million or 5.6 % for the nine months ended March 31, 2007. SED’s margins may be affected by several factors including (i) the mix of products sold, (ii) the price of products sold and provided and (iii) increased competition.

          Selling, General and Administrative Expense. Selling, general and administrative expenses were $17.0 million for the nine months ended March 31, 2008 compared to $14.3 million at March 31, 2007. Selling, general and administrative expenses as a percentage of revenues were 4.7% for the nine months ended March 31, 2008 as compared to 4.8% for the nine months ended March 31, 2007. The increase in selling, general and administrative expenses was primarily due from factors which include (i) an increase of approximately $1,790,000 in employee and contract expense mostly attributed to the hiring of a dedicated Consumer Electronics sales force, the increase in sales and a one time $280,000 separation expense related to a recently departed executive of the Company (this is further described in SED’s March 28, 2008 8-K filing), (ii) an increase of $130,000 in credit and collection expense, (iii) an increase of $243,000 on occupance and security expenses and (iv) an increase of $149,000 in public reporting expense mostly attributed to “SOX” compliance work and (v) and an increase of $133,000 in supply, repair and maintenance costs.

          Depreciation. Depreciation expense was $354,000 and $300,000 for the nine months ended March 31, 2008 and 2007, respectively.

          Foreign Currency Transaction. Foreign currency transaction gains for the nine months ended March 31, 2008 were $137,000 as compared to gains of $461,000 for the nine months ended March 31, 2007. The decrease in foreign currency transaction gains reflects the unfavorable movement in the foreign currencies and exchange rates in which SED operates.

          Interest Expense. Interest expense was $1.3 and $1.2 million for the nine months ended March 31, 2008 and 2007, respectively.

          Provision for Income Taxes. Income tax expense was approximately $371,000 for the nine months ended March 31, 2008 as compared to $994,000 for the nine months ended March 31, 2007. The provision is primarily related to income generated by SED’s Latin American subsidiaries. In the nine months ended March 31, 2008, the Company recognized a credit of approximately $178,000 related to a deferred tax asset which was previously offset by a valuation allowance. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that the Company is not fully valuing a tax asset and benefit on the net operating loss carry-forward.

Financial Condition and Liquidity

          Overview. At March 31, 2008, SED had cash and cash equivalents totaling $6.9 million. At March 31, 2008, SED’s principal source of liquidity is its $6.9 million of cash, and amounts available for use under its revolving credit facility. SED’s availability under the Wachovia Agreement was $7.4 million on March 31, 2008, net of $1.8 million in reserves for outstanding Letters of Credit. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under a revolving credit agreement, subsidiary bank credit agreements, and vendor lines of credit. In September 2005, SED entered into a three year, $35.0 million credit facility with Wachovia Bank, National Association. The agreement was amended in March 2007 to extend the maturity date to September 2011. On July 17, 2007, SED elected to increase its line of credit to $40.0 million. On August 23, 2007, the Wachovia line of credit was increased temporarily for 60 days to $50.0 million to accommodate an approximately $9.0 million purchase from one vendor for a televised product offering by one of SED’s customers. On January 10, 2008, SED elected to permanently increase the Wachovia line of credit to $50.0 million. SED derives a substantial portion of its operating income and reported cash flows from its foreign subsidiaries and, due to certain bank and regulatory regulations, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries. SED has no off-balance sheet arrangements or transactions involving special purpose entities.

          Operating Activities. Cash provided by operating activities was $2.1 million for the nine months ended March 31, 2008 as compared to $1.2 million used in operating activities for the nine-month period ended March 31, 2007.

          Net trade receivables were $38.1million at March 31, 2008 and $42.1 million at June 30, 2007. The decrease in trade receivables is a result of March 2008 sales being significantly lower than June 2007 sales. Average days sales outstanding at March 31, 2008 were approximately 27.8 days as compared to 34.4 days at June 30, 2007.

          Net inventories decreased $.3 million to $41.5 million at March 31, 2008 from $41.8 million at June 30, 2007. SED continues to monitor inventory levels and adjusts according to current and projected sales volumes.

          Other current assets decreased to $2.7 million at March 31, 2008 from $4.9 million at June 30, 2007 primarily as a result of a decrease in prepaid inventory deposits.

          Trade accounts payable decreased $3.2 million to $37.2 million at March 31, 2008 compared to $40.3 million at June 30, 2007. The decrease in trade accounts payable is primarily attributed to timing of vendor payments.

          Financing Activities. Net borrowings under the revolving credit facility increased $1.5 million to $26.1 million at March 31, 2008 compared to $24.5 million at June 30, 2007.

          There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. SED does not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed our expected requirements as of March 31, 2008.

          Summary. SED believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the working capital and liquidity requirements for the foreseeable future.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          A smaller reporting company is not required to provide the information required by this item.

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

          There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

          On March 15, 2007, Mr. Diamond filed a suit in the Superior Court of Fulton County, State of Georgia, captioned Mark Diamond v. SED International Holdings, Inc. et al., Civil Action file no. 2007-CV-131027. From 1999 to 2005 Mr. Diamond was president and chief operating officer, and from 2003 to 2005 he was also chief executive officer of the Company; from 2004 to 2005 he was president, chief executive and chief operating officer of SED International; and from 1996 to 2005 he was also a director of the Company. Prior to filing this lawsuit, on March 5, 2007, Mr. Diamond terminated a prior lawsuit he implemented against the Company on November 3, 2005 in the Superior Court of DeKalb County, State of Georgia captioned Mark Diamond vs. SED International Holdings, Inc., et al., Civil Action file no. 05-CV-12452-7. Similar to that lawsuit, in this lawsuit, Mr. Diamond alleges that the Company breached his employment agreement and makes multiple other claims pursuant to which he is demanding attorney’s fees and an award of monetary damages under the theory of quantum meruit. Mr. Diamond claims he is due wages and other compensation in the amount of approximately $1.7 million, un-reimbursed expenses of approximately $85,000, director fees of an unspecified total, other damages of indeterminate amount, interest on all such amounts, and reimbursement of legal fees and expenses of an unspecified amount. A motion for partial summary judgment filed by Mr. Diamond was granted in March 2008 as was a motion for partial summary judgment by the Company. The Company has filed an appeal, and Mr. Diamond has cross-appealed. The Company believes that it has meritorious defenses and will vigorously defend this matter.

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

          On August 19, 2005, Mr. Diamond filed a complaint (received August 24, 2005) with the United States Department of Labor, Case No. 2006-SOX-000444, alleging that SED International violated the employee protection provisions of Title VIII of the Sarbanes-Oxley Act of 2002 when it terminated him from his executive officer positions. He has asked the Department of Labor to award him damages in the form of back-pay (rate of $375,000 per year plus benefits), attorney fees and expenses, and reinstatement as an executive officer of SED International. A trial was held on the issues from October 31, 2006 through November 3, 2006. In connection with the trial, both sides respectively submitted post-hearing briefs in January, March and July 2007. On December 11, 2007, an Administrative Law Judge issued a recommended decision against Mr. Diamond and in favor of the Company. Mr. Diamond filed an appeal to The Administrative Review Board of the Department Of Labor. Briefs were filed by both sides in March, 2008. The Company believes that it has meritorious defenses to his complaint and is vigorously defending this matter.

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

ITEM 2. Unregistered Sales of Equity Securities

                On March 31, 2008, our Board of Directors granted 17,500 shares of restricted Common Stock under the SED International Holdings, Inc. 2007 Restricted Stock Plan, to an employee. The issuance of these shares was pursuant to an exemption from registration provided under section 4(2) of the Securities Act of 1933, as amended (the “Act”). All of the stock certificates issued for the shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an available exemption under the Act.

ITEM 3. Defaults Upon Senior Securities

                None.

ITEM 4. Submission of Matters to a Vote of Security Holders

                None.

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

SED International Holdings, Inc.

(Registrant)
Date: May 13, 2008
/s/ Jean Diamond

Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: May 13, 2008	/s/ Lyle Dickler

Lyle Dickler
Vice President of Finance
(Principal Financial and Accounting Officer)