Form 10-K
period 2008-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2008-09-29
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2007 was (based upon the closing price on the Pink OTC Markets Inc. Over-the-Counter Market of $ 1.48 per share) approximately $5.6 million.

     The number of shares outstanding of the registrant’s common stock, $.01 par value, as of September 23, 2008 was 4,823,141 shares.

DOCUMENTS INCORPORATED BY REFERENCE

     None.

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

     SED is a distributor of microcomputer products, including mass storage, desktops, laptops, imaging, display, wireless products and consumer electronics throughout the United States and Latin America. SED offers an active base of over 6,500 reseller customers and a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Epson, Hewlett-Packard, Microsoft, Seagate and Western Digital, through a dedicated sales force. SED distributes products in the United States from its strategically located warehouses in Atlanta, Georgia; Miami, Florida; City of Industry, California; and Richardson, Texas. SED services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina.

     In 2004, SED re-entered the wholesale consumer electronics distribution business. In addition to its current customers, SED offers consumer electronic products to the rent-to-own, e-commerce and retail channels. SED is offering consumer electronics products from leading vendors including JVC, LG, Mitsubishi, Samsung, Panasonic and Sansui, subject to distribution restrictions.

     SED also distributes wireless telephone products in the United States. SED is an indirect distributor for leading wireless telephone product vendors such as Blackberry, LG Infocomm, Motorola, Nokia, Palm and Samsung. In fiscal 2008, SED’s net sales of microcomputer products, including handling revenue, generated approximately 92.3% of SED’s total net sales, consumer electronics products represented 6.0% and wireless telephone products represented the remaining 1.7% .

     In February 2003, SED approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, since the third quarter of fiscal 2003, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — “Discontinued Operations” and Note 11 of SED’s Consolidated Financial Statements.

(b) Financial Information about Industry Segments

     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

(c) Narrative Description of Business

Products and Vendors

     SED offers its customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Epson, Hewlett-Packard, Microsoft, Seagate and Western Digital. SED is a distributor for leading consumer electronics product vendors such as JVC, LG, Mitsubishi, Samsung, Panasonic and Sansui, subject to distribution agreement restrictions. SED is an indirect distributor for leading wireless telephone product vendors such as Blackberry, LG Infocomm, Motorola, Nokia, Palm and Samsung. Microcomputer related products, including handling revenue, accounted for $441.7 million or 92.3% of SED’s net sales for fiscal 2008, $354.6 million or 86.8% of SED’s net sales for fiscal 2007. Approximately $28.8 million or 6.0% of SED’s net sales for fiscal 2008, $46.2 million or 11.3% of SED net sales for fiscal 2007, consisted of consumer electronics. Approximately $8.1 million or 1.7% of SED’s net sales for fiscal 2008, $7.6 million or 1.9% of SED’s net sales for fiscal 2007, consisted of wireless telephone products. SED continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products.

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

     SED purchases goods from approximately 170 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume of those vendors’ products. In fiscal 2008 and 2007, Acer accounted for 20.6% and 18.5% respectively, Hewlett-Packard accounted for 19.8% and 20.0%, respectively, of SED’s purchases. In fiscal 2008, Seagate Technology accounted for 13.6% of SED’s purchases.

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

Sales and Marketing

     SED’s sales are generated by a telemarketing sales force, which, on June 30, 2008 consisted of approximately 144 people in sales offices located in Atlanta, Georgia; Miami, Florida; City of Industry, California; Richardson, Texas; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2008, 99 people focused on sales to customers for export to Latin America and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based salespeople are fluent in Spanish. SED’s Atlanta sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and authorized dealer agents located throughout the United States.

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

     SED prides itself on being service oriented and having a number of on-going value-added services intended to benefit both SED’s vendors and reseller customers. For example, SED is committed to training its salespeople to be technically knowledgeable about the products they sell. This core competency supplements the sophisticated technical support and configuration services also provided by SED. SED believes that its salesperson’s ability to listen to a reseller’s needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to SED.

     Management continually evaluates SED’s product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. SED’s rapid delivery terms are available to all of its customers, and SED seeks to pass through its shipping and handling costs to its customers. However, SED does have many “free freight” customers and does offer “free freight” sometimes to remain competitive.

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

Customers

     SED serves an active, nonexclusive customer base of over 6,500 customers of microcomputer, consumer electronics and wireless handset products. Customers include value-added resellers, corporate resellers, retailers and etailers. SED believes the multi-billion dollar microcomputer, consumer electronics and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides SED with significant growth opportunities. During fiscal 2008, no single customer accounted for more than 10% of the total net sales of SED. SED believes that most of its customers rely on distributors as their principal source of microcomputer, consumer electronics and wireless telephone products.

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

Employees

     As of June 30, 2008, SED had 372 full-time employees, 144 of whom were engaged in telemarketing and sales, 119 in administration and 109 in warehouse management and shipping. Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

     During the fiscal year ended June 30, 1998, SED began selling directly to customers in Colombia through SED’s facilities in Bogota, Colombia. During the fiscal year ended June 30, 1999, SED also began selling directly to customers in Argentina through SED’s facilities in Buenos Aires. Sales are denominated in the respective local currencies of these countries. For the fiscal years ended June 30, 2008 and 2007, approximately 41.2% and 39.5%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 8 and Notes 9 and 11 to the consolidated financial statements of SED for additional information concerning SED’s domestic and foreign operations.

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

     Risks and Uncertainties — SED has at various times experienced a decline in net sales in the United States since fiscal 1998 and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. Company management is continuing to focus on increasing sales and profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in connection with these efforts. Failure to effectively improve operating metrics could materially adversely affect SED’s profitability and financial condition.

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

  Changes in Income Tax and Other Regulatory Legislation — SED believes it operates in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, SED may need to implement changes in its policies or structure. SED makes plans for its structure and operations based upon existing laws and anticipated future changes in the law.

SED is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and electronic waste recovery legislation, and other laws related to trade, accounting, and business activities. Such changes in legislation, both domestic and international, may have a significant adverse effect on SED’s business.

  Changes in Accounting Rules — SED prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board, the Securities and Exchange Commission, the American Institute of Certified Public Accountants and various other bodies formed to interpret and create appropriate accounting policies. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is announced.

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

  Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — Our common stock is now traded on the Pink OTC Markets Inc. over-the-counter market, which provides significantly less liquidity than a securities exchange (such as the American or New York Stock Exchange) or an automated quotation system (such as the Nasdaq National Market or Small Cap Market). Often there is a limited volume of trading in our common stock, and on many days there has been no trading activity at all. Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

     SED maintains its executive offices, Atlanta sales and warehouse facility, at 4916 North Royal Atlanta Drive in Tucker, Georgia. SED leases its executive, administrative, sales and warehouse office from Diamond Chip Group, L.L.C., a Georgia limited liability company and an affiliated entity (see Item 13). The lease commenced in April 1999 and expires in September 2009. The facility consists of approximately 30,000 square feet, with an annual rental rate of approximately $321,000, with annual increases of three percent through September 30, 2009. SED has a right of first refusal to purchase the facility should it be offered for sale.

     SED maintains additional warehouse facilities in City of Industry, California; Miami, Florida; Richardson, Texas; Bogota, Colombia and Buenos Aires, Argentina.

     SED leases its sales and distribution facility in Miami, Florida under a lease agreement due to expire in March 2012. This facility consists of approximately 31,300 square feet and the annual rental rate is approximately $242,000. Pursuant to its terms, the lease will expire in March 2012.

     SED also leases an approximately 23,100 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution center and sales center for SED. The annual rental rate under the lease is approximately $197,000. Pursuant to its terms, the lease will expire in April 2010.

     SED has lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized for sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly-owned subsidiary of SED. Aggregate space is approximately 5,300 square feet. Payments total approximately $100,000 annually. The leases expire at various dates until May 2010.

     In December 1997, SED began leasing an approximately 20,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED

International de Colombia Ltda., a wholly-owned subsidiary of SED. The annual rental rate under the lease is approximately $103,000 per year. The lease will expire on October 2011.

     In May 2003, SED began leasing an approximately 25,700 square feet facility in Richardson, Texas. The facility serves as a sales office and distribution center to service SED’s customers in the Dallas area. SED is obligated for lease payments of approximately $116,000 per year through July 2009.

     In February 2007, SED renewed a lease for approximately 17,400 square feet of distribution warehouse space in Tucker, Georgia. SED’s annual rental obligation under this lease is approximately $57,000 through January 2009.

Item 3. Legal Proceedings

     On September 5, 2008, pursuant to a Settlement Agreement and General Release (the “Agreement”), SED settled the lawsuits brought by Mark Diamond against SED, its domestic subsidiaries and certain of its directors and entitled, “Mark Diamond v SED International Holdings, Inc, SED International, Inc and SED Magna (Miami), CA No. 2007CV131027, in the Superior Court of Fulton County, Georgia; Mark Diamond v. SED International, Inc., Case No. 2006-SOX-00044, ARB No. 08-033, U.S. Department of Labor; and Mark Diamond v. Jean Diamond, Melvyn Cohen and Stewart Aaron, CA No. 2007CV144583, in the Superior Court of Fulton County, Georgia.” The Agreement covers and fully resolves all claims that have been or could have been brought in the preceding litigations and also covers all appeals and proceedings related thereto.

     Under the Agreement, SED Holdings agreed to pay Mark Diamond the sum of $2.1 million, of which $325,000 will be covered by its insurance carriers, and to issue 200,000 shares of restricted common stock (valued at approximately $300,000) to an irrevocable trust for the benefit of the children of Mark Diamond. The issuance of these shares will be exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933, as amended (the “Act”) and the stock certificates representing these shares will be imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act. Mark Diamond is the son of Jean Diamond, the Chairman and CEO of SED Holdings. As part of the settlement, none of the parties to the Agreement acknowledged or denied any liability in the matters covered by settlement. The settlement was negotiated on behalf of SED Holdings by three independent directors who were not the subject of any of these litigations.

     On June 19, 2006 SED Holdings through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, SED Holdings asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant such equitable relief and damages as provided by law. In response, Mr. Levine has denied SED Holdings’ assertions, filed a third party complaint against SED Holdings and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, SED Holdings filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. SED Holdings is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint. Levine has filed a motion for summary judgment directed to the claims of SED International. A hearing was held on the summary judgment motions on September 9, 2008. The judge has denied the various summary judgment motions and the parties now anticipate going to trial before the end of the year.

     On March 18, 2008, Archbrook Laguna, LLC (“Archbrook”) filed a complaint in the United States District Court, District of New Jersey captioned Archbrook Laguna, LLC v. New Age Electronics, Inc., SED International, Inc., Adam Carroll, Charles Marsh, Marshall Mizell and Lee Perlman, Civil Action No. 08-1421. The complaint includes counts for Civil Conspiracy (Count I), Violation of the Robinson-Patman Act (Count II), Trade Libel (Count III), Commercial Disparagement (Count IV), Injurious Falsehood (Count V), Tortious Interference with Economic and Prospective Relations (Count VI), Violation of N.J. STAT. ANN. § 2C:41-2c and 2d (New Jersey RICO Statute – Counts VII and VIII), Misappropriation, Computer Misuse, Fraud and Abuse (Count IX), Breach of Contract / Tortious Interference (Count X against Defendant Mizell), Breach of Fiduciary Duty (Count XI against Defendant Marsh). Archbrook alleges that it is the victim of a concerted conspiracy by the Defendants to eliminate

Archbrook’s business relationship with Hewlett Packard Company and damage Archbrook’s business generally. The complaint alleges that Archbrook should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. The complaint also seeks an injunction precluding Defendants from acting in concert to continue the alleged acts. SED has conducted an investigation into the allegations of the complaint and believes that the allegations against SED are without merit. On June 3, 2008, SED entered into a settlement agreement with Archbrook. As part of the agreement, Archbrook filed a motion to dismiss SED from the lawsuit. However, on August 20, 2008, Archbrook asked the Court to terminate said motion to dismiss, based on allegations that SED has intentionally destroyed information relevant to the case. The Court has treated this request as a withdrawal of Archbrook’s motion to dismiss. SED has investigated these allegati ons and concluded that they lack merit. Accordingly, SED has informed Archbrook that it intends to commence mandatory arbitration against Archbrook for breach of the settlement agreement in order to recover all costs and attorney’s fees and any other damages incurred as a result of Archbrook’s withdrawal of the motion to dismiss. SED also intends to vigorously defend the case, including adding additional defenses to recovery based upon the enforcement of the settlement agreement.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of SED’s shareholders during the fourth quarter of fiscal 2008.

PART II

Item 5. Market for the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

     SED’s common stock is not listed on any stock exchange. SED’s common stock is currently quoted on the Pink OTC Markets Inc. over-the-counter electronic quotation service (“Pink Sheets”) under the symbol “SECX.” The following table sets forth the high and low bid information for the common stock for each quarter within the last two fiscal years, as reported by the Pink Sheets. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Price
	High	Low
Fiscal year 2008
First	$ 1.68	$ 1.01
Second	1.52	1.21
Third	1.63	1.03
Fourth	1.75	1.25

Fiscal year 2007
First	$ 1.00	$ .55
Second	1.40	.63
Third	1.40	.85
Fourth	1.60	.92

     As of September 9, 2008, the closing bid price per share for SED common stock, as reported on the Pink Sheets was $1.63 and SED had approximately 500 shareholders of record.

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

Item 6. Selected Financial Data Five Year Financial Summary

     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the consolidated financial statements of SED and the notes thereto included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Overview

     During fiscal 2008, SED’s consolidated net sales increased approximately 17.2% when compared to fiscal 2007. This can be attributed to a 13.9% increase in domestic sales and by a 22.3% increase in Latin America and export sales. Sales in Latin America and export sales from the United States represented 41.2% of sales in fiscal 2008 compared to 39.5% in fiscal 2007.

     Unfavorable product mix changes resulted in a slight decrease in gross profit during fiscal 2008. Gross profit as a percentage of net sales decreased to 5.3% in fiscal 2008, compared to 5.4% in fiscal 2007.

     Selling, general and administrative expenses, excluding litigation settlement expense and excluding depreciation and amortization expense, increased to $22.6 million or 4.7% of net sales in 2008 compared to $20.3 million or 5.0% in fiscal 2007.

     Selling, general and administrative expenses, including litigation settlement expense and excluding depreciation and amortization expense, increased to $24.6 million or 5.1% of net sales in 2008 compared to $20.3 million or 5.0% in fiscal 2007.

     SED had a net loss of $2.0 million in fiscal 2008, compared to a net loss of $.9 million in fiscal 2007. SED had no gain or loss from discontinued operations in fiscal 2008 and had a loss from discontinued operations of $70,000 in fiscal 2007. Included in this net loss is $2.1 million which was related to the Diamond litigations as described in legal proceedings. Operating income in Latin American subsidiaries was $1.5 million in fiscal 2008 and $3.2 million in fiscal 2007 while operating loss in the United States was $1.5 million in fiscal 2008 compared to a loss of $1.1 million in fiscal 2007.

     SED experienced an increase in net sales in fiscal 2008 compared to fiscal 2007. Company management is continuing to focus on increasing sales and profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in its efforts. Failure to improve margins and reduce overhead could adversely affect SED’s profitability and financial condition.

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

  Availability of credit facilities — SED operates under a formal credit facility with a bank obtained in September 2005. The agreement was amended in March 2007 to extend the maturity to September 2011. This credit facility is subject to certain collateral limitations and certain covenants. SED from time to time has violated the financial covenants associated with previous credit agreements, but was successful in negotiating waivers of such violations. Under the current credit agreement SED only has its covenant tested if minimum availability, as defined in the Wachovia Agreement, reaches $3,500,000. No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. The principal credit facility, which expires in September 2011, is further described in Note 4 to SED’s Consolidated Financial Statements.

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

Results of Continuing Operations

     The following table sets forth, for the years presented, the percentage of net sales represented by certain items in SED’s consolidated statements of operations:

	Year Ended June 30,
	2008	2007
Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.69%	94.63%
Gross profit	5.31%	5.37%
Selling, general and administrative expenses, excluding litigation settlement expense	4.71%	4.96%
Litigation settlement expense	.44%	—
Depreciation and amortization expense	.10%	.10%
Foreign currency transactions loss (gain)	.05%	(.21)%
Operating income	.01%	.52%
Interest expense	.34%	.38%
(Loss) income before income taxes from continuing operations	(.33)%	.14%
Income tax expense	.08%	.34%
Loss from continuing operations	(.41)%	(.20)%

Fiscal 2008 Compared to Fiscal 2007

     Net sales from continuing operations increased 17.2%, or $70.3 million, to $478.7 million in fiscal 2008 compared to $408.4 million in fiscal 2007. Microcomputer product sales, excluding handling revenue, increased 24.7% to $440.9 million compared to $353.6 million in fiscal 2007 due to an increase in computer systems sales of approximately $22.6 million on a televised network and an increase in hard drives, consumables and printers. Consumer electronics sales in fiscal 2008 decreased 37.7% to $28.8 million compared to $46.2 million in fiscal 2007 due to a decline in sales of Westinghouse products on a televised network. Wireless revenues in fiscal 2008 increased 6.6% to $8.1 million compared to $7.6 million in fiscal 2007.

     Information concerning SED’s domestic and foreign sales is summarized below:

	Year Ended
	June 30,		Change
	2008	2007	Amount	Percent
	(Amounts in Millions except percentage amounts)

United States:
Domestic	$281.5	$247.1	$34.4	13.9%
Export	97.7	73.9	23.8	32.2%
Latin America	103.5	90.0	13.5	15.0%
Elimination	(4.0)	(2.6)	(1.4)	53.8%
Consolidated	$478.7	$408.4	$70.3	17.2%

     Domestic sales were $281.5 million and $247.1 million in fiscal 2008 and fiscal 2007, respectively. The increase in domestic sales was due to an $87.3 million increase in microcomputer products and a $.5 million increase in cellular products offset by a $17.4 million decrease in consumer electronics products. Latin America and export sales were $197.2 million and $161.3 million in fiscal 2008 and fiscal 2007, respectively. The increase in Latin America and export sales was due to an increase in sales of computer products, printers and consumable printer products.

     Sales of microcomputer products, including handling revenue, represented approximately 92.3% of SED’s net sales in fiscal 2008 compared to 86.8% for fiscal 2007. Sales of consumer electronics products accounted for approximately 6.0% of SED’s net sales in fiscal 2008 compared to 11.3% for fiscal 2007. Sales of wireless telephone products accounted for approximately 1.7% of SED’s net sales in fiscal 2008 compared to 1.9% for fiscal 2007. Sales of microcomputer products increased due to sales of $22.6 million of computer sales on televised network airings and an increase in hard drives, consumables and printer sales. Sales of consumer electronics products declined due to a decline in sales of Westinghouse products which aired on a televised network.

     Gross profit increased $3.5 million to $25.4 million in fiscal 2008, compared to $21.9 million in fiscal 2007. Gross profit as a percentage of net sales decreased to 5.3% from 5.4% for fiscal 2008 compared to 2007. The gross profit decrease resulted from the mix of products sold and pricing pressures. Overall, SED continues to experience pricing pressure in selling its products.

     Selling, general and administrative expenses, excluding litigation settlement expense and excluding depreciation and amortization expense, for fiscal 2008 increased 11.3% to $22.6 million, compared to $20.3 million in fiscal 2007. These expenses as a percentage of net sales increased to 4.7% in 2008 compared to 5.0% in fiscal 2007. The increase in selling, general and administrative expenses, excluding litigation settlement expense and excluding depreciation and amortization expense, was primarily due from factors which include: (i.) an increase of approximately $1.8 million in employee and contract expenses which were due to the wage and commissions from the higher year over year sales, the hiring of an dedicated sales force for consumer electronics and a $280,000 separation expense related to a departed executive of SED; (ii.) a decrease of approximately $200,000 in credit and collection expense due from a decline in bad debt write offs for the year; (iii.) an increase of approximately $250,000 in security and rent expenses and (iv.) a decrease of approximately $125,000 in insurance expenses related to policy renewal savings.

     Litigation settlement expense of $2.1 million for fiscal 2008 related to the Mark Diamond litigation as described in SED’s August 29, 2008 8-K filing and in Note 12 of SED’s consolidated financial statements.

     Depreciation and an amortization was $.5 million in fiscal 2008 and $.4 million fiscal 2007.

     SED has significant U.S. dollar denominated liabilities in Latin American subsidiaries. The revaluation resulted in foreign currency transaction losses totaling approximately $.3 million in fiscal 2008 as compared to a gain of approximately $.9 million in fiscal 2007.

     Interest expense was $1.6 million in fiscal 2008 and fiscal 2007.

     Income tax expense was approximately $.4 million in fiscal 2008 compared to $1.4 million in fiscal 2007. This decline was due from an approximate decline of $1.7 million in taxable net income from the Latin subsidiaries. At June 30, 2008, SED has a gross net operating loss carried forward for U.S. federal tax purposes of approximately $60.8 million and state tax purposes of approximately $53.0 million; expiring at various dates through 2027. At June 30, 2008 and 2007, SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Argentina) and SED International de Colombia Ltda. (Colombia), as it is not considered more likely than not that these assets will be realized.

Discontinued Operations

     In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”). Accordingly, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. See Note 11 to SED’s consolidated financial statements.

     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. During fiscal 2007 SED incurred $70,000 in cost related to Brazil. After recording this cost, SED maintains an accrued liability of $270,000 at June 30, 2008 and 2007 to cover potential losses related to these claims.

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

Liquidity and Capital Resources

     SED’s liquidity requirements arise primarily from the funding of working capital needs, including inventories and trade accounts receivable. As a percentage of total assets exclusive of other receivables, accounts receivable and inventories were approximately 87.2% and 89.9% in fiscal 2008 and 2007, respectively. It has been SED’s experience that in periods of revenue growth, investments in trade accounts receivable and inventories grow, and SED’s need for financing will likely increase. In the periods in which revenue declines, investments in trade accounts receivable and inventories generally decrease and cash is generated. At June 30, 2008, trade accounts receivable and inventories, net of payables, decreased by $8.5 million, or 19.6%, compared with June 30, 2007.

     As disclosed under Item 3. “Legal Proceedings”, SED paid $1.8 Million, net of $.3 Million recovered from insurance, in August 2008 to settle the Diamond cases against SED. SED did not breach any loan covenants as a result of this settlement payment.

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

     At June 30, 2008, SED had cash and cash equivalents of $4.1 million, of which $1.9 million is held in Latin American banks by SED’s subsidiaries in Argentina and Colombia. The funds held in Latin American banks are generally not available for use domestically without withholding taxes. At June 30, 2008, SED’s principal source of liquidity is its $4.1 million of cash, and its revolving credit facility. SED’s availability under the Wachovia Agreement was $17.7 million at June 30, 2008, net of $1.8 million in reserves for outstanding stand-by letters of credit.

     The net amount of cash provided by SED’s operating activities in fiscal 2008 was $6.7 million, principally as a result of changes in working capital requirements. The net amount of cash used in investing activities in fiscal 2008 was $.4 million. The net amount of cash used by financing activities in fiscal 2008 was $5.7 million, reflecting loan repayments under our credit facility.

     The net amount of cash used in SED’s operating activities in fiscal 2007 was $8.4 million, principally as a result of changes in working capital requirements. The net amount of cash used in investing activities in fiscal 2007 was $.5 million. The net amount of cash provided by financing activities in fiscal 2007 was $7.0 million reflecting additional borrowings under our credit facility.

SED’s cash flows in fiscal 2008 were positively affected by the favorable changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of providing approximately $.2 million in cash for the year ended June 30, 2008 as compared to providing $.8 million in fiscal 2007.

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

     Available borrowings under this agreement, based on collateral limitations at June 30, 2008 were $17.7 million. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2008 were $24.1 million, $34.7 million and 6.2%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 5.8% at June 30, 2008. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2007 were $21.1 million, $26.6 million and 7.1%, respectively.

     The carrying value of all bank debt at June 30, 2008 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $1.8 million at June 30, 2008.

     On January 26, 2007, SED entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20% . On June 8, 2007, the three-year swap agreement was amended to a notional amount of $10.0 million with a fixed rate of 5.37% . On March 5, 2008, the three-year swap agreement was again amended to a nominal amount of $15.0 million with a fixed rate of 4.54% . The fixed rates cited above do not include Wachovia’s rate mark-up, currently 1.5% . SED utilizes derivative financial instruments to reduce interest rate risk. SED does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, SED recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of the derivative are reported in other comprehensive income as the hedge is highly effective and the effect on the financial statements will depend on its hedge designation and whether the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $320,000 at June 30, 2008 and is included in accrued liabilities. The fair value of the interest rate swap was not material at June 30, 2007.

     There have been no material changes to obligations and/or commitments since year-end. Purchase orders or contracts for the purchase of inventory and other goods and services are not included in management’s estimates. Management is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. SED does not have significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceed our expected requirements for the year ended June 30, 2008.

     Management believes that SED’s credit agreements together with vendor lines of credit and internally generated funds will be sufficient to satisfy its working capital needs during fiscal 2009. However, no assurance can be given that SED will be able to remain in compliance with the financial covenants associated with the Wachovia Agreement, or that SED will be able to continue to obtain credit from its vendors in the future. Failure to maintain compliance under the Wachovia Agreement or obtain vendor lines of credit could significantly and adversely affect SED’s business operations.

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts — Methodology

     An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which protects SED from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions).

Inventories — Slow Moving, Obsolescence, and Lower of Cost or Market

     Most of SED’s vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. SED’s reserve for obsolete and slow moving inventories was approximately $697,000 at June 30, 2008 or 1.9% of gross inventories.

Revenue Recognition

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

     The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive loss. It is SED’s policy not to enter into derivative contracts for speculative trading purposes.

     SED’s revolving credit facility is currently a variable rate facility. SED has entered into a three year interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $15.0 million notional amount of the obligation under its revolving credit facility.

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

     The Latin American countries in which SED operates have experienced high rates of inflation and hyperinflation from time to time in the past. At this time, management estimates that inflation may have a material impact on SED’s Latin American business operations in the immediate future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

     As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SED International Holdings, Inc. and Subsidiaries

We have audited the consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2008 and 2007, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
September 29, 2008

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2008	2007

ASSETS

Current assets:
Cash and cash equivalents	$4,086,000	$3,356,000
Trade accounts receivable, less allowance for doubtful accounts of $753,000 (2008) and $348,000 (2007)	44,839,000	42,059,000
Inventories, net	36,116,000	41,751,000
Deferred tax assets, net	260,000	23,000
Other current assets	6,482,000	4,929,000
Total current assets	91,783,000	92,118,000
Property and equipment, net	1,044,000	1,104,000
Total assets	$92,827,000	$93,222,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$45,986,000	$40,342,000
Accrued and other current liabilities	7,732,000	6,177,000
Revolving credit facility	18,837,000	24,544,000
Total liabilities	72,555,000	71,063,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	–	–
Common stock, $.01 par value; 100,000,000 shares authorized, 6,278,347 (2008) and 5,573,347 (2007) shares issued, 4,583,856 (2008) and 3,878,856 (2007) shares outstanding	63,000	56,000
Additional paid-in capital	68,681,000	68,531,000
Accumulated deficit	(32,443,000)	(30,479,000)
Accumulated other comprehensive loss	(2,942,000)	(2,862,000)
Treasury stock, 1,694,491 shares, at cost	(13,087,000)	(13,087,000)
Total shareholders’ equity	20,272,000	22,159,000
Total liabilities and shareholders’ equity	$92,827,000	$93,222,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2008	2007
Net sales	$478,690,000	$408,435,000
Cost of sales	453,282,000	386,515,000
Gross profit	25,408,000	21,920,000
Selling, general and administrative expenses, excluding litigation settlement expense and depreciation and amortization expense	22,552,000	20,254,000
Litigation settlement expense	2,075,000	-
Depreciation and amortization expense	473,000	413,000
Foreign currency transactions loss (gain)	257,000	(876,000)
Operating income	51,000	2,129,000
Interest expense	1,618,000	1,574,000
(Loss) income before income taxes from continuing operations	(1,567,000)	555,000
Income tax expense	397,000	1,368,000
Loss from continuing operations	(1,964,000)	(813,000)
Loss from discontinued operations	-	(70,000)
Net loss	$(1,964,000)	$(883,000)

Basic and diluted loss per share:
From continuing operations	$(.51)	$(.21)
From discontinued operations	-	(.02)
Basic and diluted loss per share	$(.51)	$(.23)
Weighted average number of shares outstanding:
Basic	3,879,000	3,877,000
Diluted	3,879,000	3,877,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Par Value	Capital	Deficit	Loss	Shares	Cost	Equity

BALANCE JUNE 30, 2006	5,583,347	$56,000	$68,584,000	$(29,596,000)	$(4,488,000)	1,694,491	$(13,087,000)	$21,469,000
Stock awards forfeited	(10,000)		(75,000)					(75,000)
Stock-based compensation			22,000					22,000

Net loss				(883,000)				(883,000)
Translation adjustments					1,626,000			1,626,000
Comprehensive income								743,000
BALANCE JUNE 30, 2007	5,573,347	56,000	68,531,000	(30,479,000)	(2,862,000)	1,694,491	(13,087,000)	22,159,000
Stock awards issued	762,500	8,000	(8,000)
Stock awards forfeited	(57,500)	(1,000)	1,000
Stock-based compensation			157,000					157,000

Net loss				(1,964,000)				(1,964,000)
Translation adjustments					240,000			240,000
Changes in fair value of interest rate swap contract					(320,000)			(320,000)
Comprehensive loss								(2,044,000)
BALANCE JUNE 30, 2008	6,278,347	$63,000	$68,681,000	$(32,443,000)	$(2,942,000)	1,694,491	$(13,087,000)	$20,272,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2008	2007
Operating activities:
Net loss	$(1,964,000)	$(883,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	473,000	413,000
Deferred tax assets	(237,000)	35,000
Stock-based compensation	157,000	(53,000)
Provision for losses on trade accounts receivable	419,000	658,000
Changes in operating assets and liabilities:
Trade accounts receivable	(3,053,000)	(7,528,000)
Inventories, net	5,820,000	(7,494,000)
Other current assets	(1,473,000)	(836,000)
Trade accounts payable	5,388,000	6,401,000
Accrued and other current liabilities	1,155,000	922,000
Net cash provided by (used in) operating Activities	6,685,000	(8,365,000)
Investing activities:
Purchase of equipment	(409,000)	(538,000)
Net cash used in investing activities	(409,000)	(538,000)
Financing activities:
Net (repayments) borrowings under revolving credit facility	(5,707,000)	7,012,000
Net cash (used in) provided by financing activities	(5,707,000)	7,012,000
Effect of exchange rate changes on cash and cash equivalents	161,000	821,000
Increase (decrease) in cash and cash equivalents	730,000	(1,070,000)
Cash and cash equivalents:
Beginning of year	3,356,000	4,426,000
End of year	$4,086,000	$3,356,000
Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest paid	$1,643,000	$1,544,000
Income tax payments	$1,283,000	$909,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2008 and 2007

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

      On September 30, 2004, SED International Holdings, Inc. filed a Form 15 "Certification and Notice of Termination of Registration Under Section 12(g) of the Securities Exchange Act of 1934 or Suspension of Duty to File Reports Under Sections 13 and 15(d) of the Securities Exchange Act of 1934” with the United States Securities and Exchange Commission ("SEC").

      On the first day of its 2007 fiscal year, the Company exceeded 299 holders of record. Accordingly, pursuant to Section 15(d) of the Exchange Act, beginning with its Annual Report on Form 10-K for the fiscal year ended June 30, 2006, the Company began filing reports under the Securities Exchange Act of 1934, as amended.

2. Summary of Significant Accounting Policies

     Principles of Consolidation — The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED International do Brasil, Ltda. (formerly SED Magna Distribuidora Ltda.), SED Magna (Miami), Inc., SED Colombia and Intermaco, (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation. The operations of SED International do Brasil, Ltda. were discontinued during the third quarter of fiscal 2003. See Note 11.

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

     Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation of $100,000. The funds held in Latin American banks, which represent 46.3% of the Company’s cash and cash equivalents at June 30, 2008, are generally not available for use domestically without withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and generally does not require collateral from its customers.

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

     Allowance for Doubtful Accounts — An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectability of specific accounts. The Company evaluates the collectability of accounts receivable based on a combination of factors. Initially, the Company estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when the Company becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.

     Inventories — Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $4,626,000 at June 30, 2008 and $7,153,000 at June 30, 2007. Most of the Company’s vendors allow for either return of goods within a specified period (usually 45 - 90 days) or for credits related to price protection. However, for other vendor relationships and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges or price protection programs were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts which protect the Company from inventory losses, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The reserve for obsolete and slow moving inventories was approximately $697,000 at June 30, 2008 and $945,000 at June 30, 2007 or 1.9% and 2.2% of gross inventories, respectively.

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

     Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes. As of June 30, 2008 and 2007, the amount of deferred income taxes recorded against cumulative translation losses is zero, because the related deferred tax asset has been offset in full by a valuation allowance. The results of foreign operations are translated at the average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statement of operations.

     Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets relate primarily to differences in the financial reporting basis and the tax basis of reserves, translation losses and depreciation of fixed assets, in addition to net operating loss and tax credit carryforwards. Deferred tax liabilities relate to U.S. taxes on unremitted foreign earnings. As the likelihood of the full realization of the net operating losses, reserves and translation losses is uncertain, the Company has provided a valuation allowance for the future tax benefits that are not expected to be utilized. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective on July 1, 2007, prescribed the minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements and provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, transition and disclosures. See Note 5, Income Taxes, for additional discussion.

     Loss Per Common Share (EPS) — Basic loss per common share is computed on the basis of the weighted average number of shares of common stock outstanding during that period. Diluted earnings per common share is computed on the basis of the weighted-average number of common shares plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Potentially dilutive common shares represent additional common shares assumed to be issued. For the years ended June 30, 2008 and 2007 options for approximately 504,000 and 506,000 common shares, respectively, were excluded from the diluted EPS calculation due to their anti-dilutive effect. Also excluded from the diluted EPS calculation for fiscal year June 30, 2008 were 705,000 shares of unvested restricted stock, due to their anti-dilutive effect.

     Share-Based Compensation — The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), share-based compensation. The Company recognizes compensation on a straight-line basis over the requisite service period for the entire award.

     Comprehensive (Loss) Income — Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net (loss) income and other comprehensive (loss) income. SED’s other comprehensive (loss) income is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes. Accumulated other comprehensive loss included in shareholders’ equity totaled $2,942,000 at June 30, 2008 and consisted of $2,622,000 of net foreign currency translation adjustments and $320,000 of net changes in the fair value of an interest rate swap contract which was entered into during fiscal 2008.

     Recent Accounting Pronouncements — In September 2006, Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States of America and expands disclosures about fair value measurements. The Company is required to adopt the provisions of FAS 157 in the first quarter of fiscal 2009. Based on the Company’s current use of fair value measurements, FAS 157 is not expected to have a material effect on the results of operations or financial position of the Company.

     In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 will be effective for the Company beginning January 1, 2009. Early application is encouraged. SFAS 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS 161 will not have a material impact on the disclosures in the Company’s consolidated financial statements.

     In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of

Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of the provisions of Statement No. 162 is not anticipated to materially impact the Company’s consolidated financial position and results of operations.

3. Property and Equipment

                   Property and equipment are comprised of the following:

	June 30,
	2008	2007

Furniture and equipment	$9,513,000	$10,896,000
Leasehold improvements	2,359,000	2,253,000
Other	196,000	215,000
	12,068,000	13,364,000
Less accumulated depreciation and amortization	(11,024,000)	(12,260,000)
	$1,044,000	$1,104,000

     Depreciation and amortization expense for property and equipment totaled $473,000 and $413,000 for the years ended June 30, 2008 and 2007, respectively.

4. Credit Facilities

     On March 1, 2007, SED signed a three-year extension of a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia Agreement was originally entered into on September 21, 2005 with a term of three years. On January 10, 2008, SED elected to increase the Wachovia line of credit to $50.0 million. The Wachovia Agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventories as defined therein.

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

     Available borrowings under this agreement, based on collateral limitations at June 30, 2008 were $17.7 million. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2008 were $24.1 million, $34.7 million and 6.2%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 5.8% at June 30, 2008. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2007 were $21.1 million, $26.6 million and 7.1%, respectively.

     The carrying value of all bank debt at June 30, 2008 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $1.8 million at June 30, 2008.

     On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20% . On June 8, 2007, the three-year swap agreement was amended to a notional amount of $10.0 million with a fixed rate of 5.37% . On March 5, 2008, the three-year swap agreement was again amended to a nominal amount of $15.0 million with a fixed rate of 4.54% . The fixed rates cited above do not include Wachovia's rate mark-up, currently 1.5% . The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The accounting for gains and losses associated with changes in the fair value of the derivative are reported in other comprehensive income as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $320,000 at June 30, 2008 and is included in accrued expenses.

5. Income Taxes

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,
	2008	2007

Deferred tax assets:
U.S. federal and state operating loss carry-forwards	$22,801,000	$23,545,000
Translation Gain/Loss on unremitted foreign earnings	996,000	1,087,000
Depreciation and amortization	169,000	186,000
Allowance for accounts receivable	223,000	106,000
Inventories	373,000	470,000
Allowance for sales returns	13,000	19,000
Employee benefits and compensation	16,000	16,000
Reserves and accruals	1,191,000	218,000
Sales tax	185,000	1,000
Share-based compensation	110,000	51,000
Available tax credits	328,000	328,000
Interest rate swap	121,000	-
Other	11,000	6,000
Net deferred tax assets	26,537,000	26,033,000
Valuation allowance	(23,181,000)	(22,958,000)
	3,356,000	3,075,000

Deferred tax liabilities:
Unremitted foreign earnings	(3,096,000)	(3,052,000)
Deferred tax assets, net	$260,000	$23,000

     The net deferred tax assets at June 30, 2008 and June 30, 2007 all are related to Intermaco and Colombia and were classified as current assets and liabilities on the balance sheet. At June 30, 2008, the Company has gross net operating loss carry-forwards for federal and state income tax purposes in the United States of approximately $60.8 million and $53.0 million, respectively, expiring at various dates through 2027. In addition, as of June 30, 2008 the Company has alternative minimum tax credit carryforwards of approximately $328,000, which carry over until they are used. At June 30, 2008 and

2007, the Company has recorded a valuation allowance for principally all deferred tax assets, except for those relating to Intermaco and Colombia, as there is no assurance that these assets will be realized.

     The components of income (loss) from continuing operations before income taxes consist of the following:

	Year Ended June 30,
	2008	2007
United States	$(3,113,000)	$(2,676,000)
Foreign	1,546,000	3,231,000
Total	$(1,567,000)	$555,000

Components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2008	2007
Current:
State	$22,000	$9,000
Foreign	612,000	1,324,000
	634,000	1,333,000
Deferred:
Foreign	(237,000)	35,000
	$397,000	$1,368,000

     The Company’s income taxes payable at June 30, 2008 and 2007 were $339,000 and $861,000, respectively, and are included in Accrued and other current liabilities on the balance sheets. Prepaid income taxes of $494,000 were included in other current assets on the balance sheet as of June 30, 2008.

     The Company’s effective tax rates for (loss) income from continuing operations differ from statutory rates as follows:

	Year Ended June 30,
	2008	2007

Statutory federal (benefit) rates	(34.0)%	34.0%
State income taxes net of federal income tax benefit	(3.6)	(0.3)
Non-deductible items	0.8	2.9
US tax on foreign earnings	25.4	114.6
Valuation allowance	12.3	48.3
Adjustment to unused net operating losses	34.9	–
Foreign taxes (less than) in excess of federal statutory rate	(9.6)	46.9
Other	(0.8)	0.1
Total	25.4%	246.5%

     The valuation allowance increased during fiscal 2008 by $223,000 and decreased during fiscal 2007 by $321,000.

     Effective July 1, 2007, the beginning of fiscal year 2008, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition requirements.

     The adoption of FIN 48 resulted in no change to the Company’s consolidated beginning accumulated deficit. As of the adoption date and as of June 30, 2008, the Company had no unrecognized tax benefits. There have been no changes in unrecognized tax benefits since July 1, 2007 nor are there any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2008.

     The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. There have been no income tax related penalties or interest assessed or recorded.

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

6. Lease Obligations

     SED International, Inc. leases its main office facility under an operating lease expiring in September 2009 with an affiliated entity (see Item 13). Rent expense for this facility for the fiscal years ended June 30, 2008 and 2007 was $321,000 and $309,000, respectively. This lease provides for annual increases of 3% through September 2009. The Company leases additional distribution center and sales office space and office equipment under other operating leases expiring through April 2012. Rent expense under all operating leases for the years ended June 30, 2008 and 2007 was $1,165,000 and $1,089,000, respectively.

     As of June 30, 2008, future minimum rental commitments under non-cancelable operating leases are:

Year Ending June 30,
2009	$1,161,000
2010	764,000
2011	545,000
2012	409,000
2013	165,000
$3,044,000

7. Shareholders’ Equity

     Stock Option Plans — The Company maintains four stock option plans, one which is currently active and under which 793,591 shares of common stock have been reserved at June 30, 2008 for future incentive and nonqualified stock option grants as well as stock awards to directors, officers and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a “change of control” (as defined in the Company’s stock option plans), all outstanding options become immediately exercisable. The compensation cost that has been charged against income for these stock option plans was $5,000 for fiscal 2007. No income tax benefit was recognized in the income statement for stock-based compensation arrangements as we have large net operating loss carry forwards with full valuation allowances. None of the expense related to stock-based compensation arrangements for stock option plans was capitalized during fiscal 2008 and 2007. There is no unrecognized compensation cost related to non-vested stock options at June 30, 2008.

     Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at June 30, 2007	506,159	$ 2.52
Forfeited or expired	(2,250)	$ 5.58
Outstanding at June 30, 2008	503,909	$ 2.50	3.4	$ 103,000

Vested and expected to vest at June 30, 2008	503,909	$ 2.50	3.4	$ 103,000
Exercisable at June 30, 2008	502,759	$ 2.49	3.4	$ 103,000
Available for grant at June 30, 2008	801,591

     There were no options exercised during fiscals 2008 and 2007.

     Restricted Stock — The Company’s stock option plan established in 1999 also permits the grant of restricted stock awards. SED also established the 2007 Restrictive Stock Plan during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the Plan. Generally, the awards are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company. Restricted stock activity is as follows:

	Year Ended June 30,
	2008	2007

Shares of restricted stock-beginning of year	-	12,750
Issued	762,500	-
Vested	-	(5,250)
Forfeited	(57,500)	(7,500)
Shares of restricted stock-end of year	705,000	-

     Share-based compensation expense recognized during fiscal years ended June 30, 2008 and 2007 totaled approximately $157,000 and $5,000, respectively. At June 30, 2008, there was $783,000 of unrecognized compensation cost related to unvested stock awards compensation arrangements which SED expects to be recognized ratably over the next forty months.

     The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and is amortized over a vesting period of four years. The weighted average grant-date fair value of shares issued and canceled during fiscal 2008 and outstanding at the end of fiscal 2008 was $1.42.

8. Employee Benefit Plan

     SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. SED International may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 7 years based on years of continuous service. There were no matching contributions for fiscal years 2008 and 2007.

9. Segment Information

     The Company operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.

     Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated

Fiscal 2008
Net sales to unaffiliated customers	$379,204,000	$103,510,000	$(4,024,000)	$478,690,000
Gross profit	$18,028,000	$7,380,000		$25,408,000
Operating (loss) income	$(1,498,000)	$1,549,000		$51,000
Interest expense	$1,615,000	$3,000		$1,618,000
Income tax expense	$22,000	$375,000		$397,000
(Loss) income from continuing
operations	$(3,135,000)	$1,171,000		$(1,964,000)
Total assets at year-end	$78,417,000	$26,864,000	$(12,454,000)	$92,827,000

Fiscal 2007
Net sales to unaffiliated customers	$321,012,000	$90,065,000	$(2,642,000)	$408,435,000
Gross profit	$15,006,000	$6,914,000		$21,920,000
Operating (loss) income	$(1,102,000)	$3,231,000		$2,129,000
Interest expense	$1,574,000			$1,574,000
Income tax expense	$9,000	$1,359,000		$1,368,000
(Loss) income from continuing
operations	$(2,685,000)	$1,872,000		$(813,000)
Total assets at year-end	$79,694,000	$26,430,000	$(12,902,000)	$93,222,000

     Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

     Net sales by product category for continuing operations is as follows:

		Consumer	Wireless
	Microcomputer	Electronics	Telephone	Handling
Year Ended June 30,	Products	Products	Products	Revenue	Total
2008	$440,869,000	$28,776,000	$8,144,000	$901,000	$478,690,000
2007	$353,616,000	$46,175,000	$7,640,000	$1,004,000	$408,435,000

     Approximately 41.2% and 39.5% in the fiscal years ended June 30, 2008 and 2007, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

10. Significant Vendors

     During the year ended June 30, 2008, the Company purchased approximately 54.0% (20.6%, 19.8%, 13.6%) of its product from three vendors. During the year ended June 30, 2007, the Company purchased approximately 38.5% (20.0%, 18.5%) of its product from two vendors.

11. Discontinued Operations

     In February 2003, the Company resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, the operating results of SED

International do Brasil Distribuidora, Ltda. (the “Brazil Operation”) have been classified as a discontinued operation for all periods presented in the Company’s consolidated statements of operations. Additionally, the Company has reported all of SED International do Brasil Distribuidora, Ltda. assets at their estimated net realizable values in the Company’s consolidated balance sheets as of June 30, 2008 and 2007. As of June 30, 2008 and 2007, the assets of SED International do Brasil Distribuidora, Ltda. had no net realizable value.

     SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. During fiscal 2007 SED incurred $70,000 in cost related to Brazil. After recording this cost, SED maintains an accrued liability of $270,000 at June 30, 2008 and 2007 to cover potential losses related to these claims.

12. Legal Proceedings

     On September 5, 2008, pursuant to a Settlement Agreement and General Release (the Agreement”) the Company settled the lawsuits brought by Mark Diamond against the Company, its domestic subsidiaries and certain of its directors and entitled, “Mark Diamond v SED International Holdings, Inc, SED International, Inc and SED Magna (Miami), CA No. 2007CV131027, in the Superior Court of Fulton County, Georgia; Mark Diamond v. SED International, Inc., Case No. 2006-SOX-00044, ARB No. 08-033, U.S. Department of Labor; and Mark Diamond v. Jean Diamond, Melvyn Cohen and Stewart Aaron, CA No. 2007CV144583, in the Superior Court of Fulton County, Georgia.” The Agreement covers and fully resolves all claims that have been or could have been brought in the preceding litigations and also covers all appeals and proceedings related thereto.

     Under the Agreement, SED Holdings agreed to pay Mark Diamond the sum of $2.1 million, of which $325,000 will be covered by its insurance carriers, and to issue 200,000 shares of restricted common stock (valued at approximately $300,000) to an irrevocable trust for the benefit of the children of Mark Diamond. The issuance of these shares will be exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933, as amended (the “Act”) and the stock certificates representing these shares will be imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act. Mark Diamond is the son of Jean Diamond, the Chairman and CEO of the Company. As part of the settlement, none of the parties to the Agreement acknowledged or denied any liability in the matters covered by settlement. The settlement was negotiated on behalf of SED Holdings by three independent directors who were not the subject of any of these litigations.

     On June 19, 2006 SED Holdings through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, SED Holdings asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant such equitable relief and damages as provided by law. In response, Mr. Levine has denied SED Holdings’ assertions, filed a third party complaint against SED Holdings and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, SED Holdings filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has dismissed, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. SED Holdings is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint. Levine has filed a motion for summary judgment directed to the claims of SED International. A hearing was held on the summary judgment motions on September 9, 2008. The judge has denied the various summary judgment motions and the parties now anticipate going to trial before the end of the year.

     On March 18, 2008, Archbrook Laguna, LLC (“Archbrook”) filed a complaint in the United States District Court, District of New Jersey captioned Archbrook Laguna, LLC v. New Age Electronics, Inc., SED

International, Inc., Adam Carroll, Charles Marsh, Marshall Mizell and Lee Perlman, Civil Action No. 08-1421 (the “New Jersey Suit”). The complaint in the New Jersey Suit includes counts for Civil Conspiracy (Count I), Violation of the Robinson-Patman Act (Count II), Trade Libel (Count III), Commercial Disparagement (Count IV), Injurious Falsehood (Count V), Tortious Interference with Economic and Prospective Relations (Count VI), Violation of N.J. STAT. ANN. § 2C:41-2c and 2d (New Jersey RICO Statute – Counts VII and VIII), Misappropriation, Computer Misuse, Fraud and Abuse (Count IX), Breach of Contract / Tortious Interference (Count X against Defendant Mizell), Breach of Fiduciary Duty (Count XI against Defendant Marsh). Archbrook alleges that it is the victim of a concerted conspiracy by the Defendants to eliminate Archbrook’s business relationship with Hewlett Packard Company and damage Archbrook’s business generally. The complaint in the New Jersey Suit alleges that Archbrook should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. The complaint also seeks an injunction precluding Defendants from acting in concert to continue the alleged acts. SED has conducted an investigation into the allegations of the complaint and believes that the allegations against SED are without merit. On June 3, 2008, SED entered into a settlement agreement with Archbrook. As part of the agreement, Archbrook filed a motion to dismiss SED from the lawsuit. However, on August 20, 2008, Archbrook asked the Court to terminate said motion to dismiss, based on allegations that SED has intentionally destroyed information relevant to the case. The Court has treated this request as a withdrawal of Archbrook’s motion to dismiss. SED has investigated these allegations and concluded that they lack merit. Accordingly, SED has commenced binding arbitration against Archbrook for breach of the settlement agreement in order to recover all costs and attorney’s fees and any other damages incurred as a result of Archbrook’s withdrawal of the motion to dismiss. In response, Archbrook has also accused SED of breaching the settlement agreement, an allegation which SED denies and expects to vigorously defend against. At the same time, SED is now vigorously defending its interests in the New Jersey Suit, and now has additional defenses to recovery based upon the existence of the settlement agreement.

13. Subsequent Event

     On July 1, 2008 the Company issued 125,000 shares of restricted common stock to a vendor, an accredited investor, for services. The Company also issued 22,857 shares of restricted common stock to each of its five non-employee directors in accordance with the Company’s board compensation plan. Each of the non-employee directors entered into a restricted stock agreement with respect to his respective shares of restricted common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
              None.

Item 9A (T). Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

     (b) Management's Report on Internal Control over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annua l report.

     (c) Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     The following table sets forth the names, ages and principal positions of the Company’s directors and executive officers as of September 23, 2008

Name	Age	Position with the Company

Jean Diamond*	66	Chairman of Board, Chief Executive Officer
Jonathan Elster*	36	Executive Vice President
Barry Diamond*	66	Vice President – Product Management & Wireless
Mark DiVito	49	Vice President of Operations
Lyle Dickler	39	CFO, Vice President of Finance
Stewart I Aaron(1)(2)	68	Board of Directors
Melvyn I Cohen(1)(2)	68	Board of Directors
Joseph Segal(1)	65	Board of Directors
Stephen Greenspan	67	Board of Directors
Arthur Goldberg	69	Board of Directors

*	Named Executive Officers

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

     The principal occupation and business experience for at least the last five years for each director and executive officer is set forth below.

Stewart I. Aaron has been a director of the Company since November 1994. Mr. Aaron currently serves as the President of, LABS, Inc., a silk plant manufacturer based in Atlanta, Georgia, and has held that position over the last 20 plus years. Additionally, he also currently serves as the President of Stewart Aaron and Associates, Inc, a real estate development company.

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

Lyle Dickler joined the Company in June 2005 as Corporate Controller and assumed the positions as Secretary and Treasurer effective August 11, 2005. Mr. Dickler was appointed Vice President of Finance on July 1, 2006. Mr. Dickler was appointed CFO on May 13, 2008. Prior to joining the Company Mr. Dickler served from May 2003 to June 2005 as Controller for Okabashi Brands, Inc. From 2001 to 2003 Mr. Dickler served as Controller for PAI Industries, Inc.

Mark DiVito joined the Company in September 1996 as Director of Corporate Security. In July 1998, he was appointed to the position of Director of Human Resources. Mr. DiVito was appointed Vice-President of Human Resources in August 1999 and in January 2005 he was appointed Vice-President of Operations.

Jonathan Elster has been with the Company since 1995. Mr. Elster currently serves as Executive Vice President of SED International. Mr. Elster began his career with the Company as a sales representative in 1995. He has served as a Sales Manager from 1997 to 1999 and as Vice President-Sales from 1999 to 2000. In 2000, Mr. Elster was promoted to Senior Vice-President of Sales and Marketing and is responsible for sales and marketing operations of the Company. Mr. Elster has held the position of Executive Vice President since January 2004. Jonathan Elster is Jean Diamond’s son-in-law.

Arthur Goldberg has been a director of the Company since May 2008. He is currently the Chief Financial Officer of Clear Skies Solar, Inc. (OTCBB: CSKH). Prior to that he served as CFO of Milestone Scientific, Inc. (OTCBB: MLSS) from August 2007 to January 2008. From July 2006 to June 2007, Mr. Goldberg served as CAO and CFO of St. Luke’s School, a non-sectarian college prep school located in New Canaan, Connecticut. From December 2005 to July 2006, Mr. Goldberg was a private accounting and business consultant. From February 1999 to November 2005, Mr. Goldberg was a partner in the firm of Tatum CFO Partners, serving as an interim CFO for both public and private companies. Prior to 1999, Mr. Goldberg held several senior executive positions, including CFO and COO of a number of public companies. Mr. Goldberg received his B.B.A. from the City College of New York, his M.B.A. from the University of Chicago and his J.D. and LL.M. from New York University School of Law. Mr. Goldberg is also a Certified Public Accountant.

Stephen Greenspan has been a director of the Company since May 2008. He was the Founder, Chairman, President and Chief Executive Officer of K&G Men’s Center, Inc. a formerly publicly traded men’s apparel retailer. Mr. Greenspan retired in 2002 and presently sits on the board of Floor and Décor Outlets of America, Inc., and works with a number of charities both personally as well as through his family foundation and charitable trust.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent stockholders were complied with during the fiscal year ended June 30, 2008.

Code of Ethics

     We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.sedonline.com and is filed as Exhibit 14 to this report.

EXECUTIVE COMPENSATION

Item 11. Executive Compensation

Summary of Compensation

     The following table sets forth certain information with respect to compensation for the fiscal year ended June 30, 2008 earned by or paid to the Company’s chief executive officer (principal executive officer), and two other most highly compensated executive officers whose total salary exceeded $100,000 in fiscal 2008 (the ”Named Executive Officers”):

			Cash		Stock		All Other
	Fiscal	Salary	Bonus		Awards		Compensation	Total
Name and Principal Position	Year	$	$		$		$ (2)	$

Jean A. Diamond
Chairman of the Board
and Chief Executive
Officer	2008	288,317	-		29,584	(3)	22,216	340,117
	2007	281,285					19,880	301,165

Jonathan Elster
Executive Vice President	2008	259,990	15,000	(1)	23,667	(3)	16,494	315,151
	2007	259,990	16,650				16,406	293,046

Barry Diamond
Vice President of Wireless
and Purchasing	2008	199,992	3,250		23,667	(3)	15,327	242,236
	2007	199,996					11,417	211,413

(1)	This amount was paid in fiscal 2009.
(2)	Auto expense reimbursement or auto use benefit
(3)

Reflects the value of the restricted stock that was charged to income in the reported period as reported on the Company’s financial statements. For a description of the assumptions made in the valuation, see the Share-Based Compensation section under Note 2, and the Restricted Stock section under Note 7, to the Company’s Financial Statements included with this Annual Report on Form 10-K.

The primary objective of the Company’s executive compensation program is to attract and retain qualified, energetic managers who are enthusiastic about the Company’s mission and culture. A further objective of the compensation program is to provide incentives and reward each manager for their contribution. In addition, the Company strives to promote an ownership mentality among key leadership and the Board of Directors.

It is the Company’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team, but not so high that it creates a negative perception with the Company’s shareholders. Each executive’s current and prior compensation is considered in setting future compensation. In addition, the Company reviews the compensation practices of other companies. To some extent, the Company’s compensation plan is based on the market and the companies we compete against for executive management. The elements of the Company’s plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies. The exact base pay, stock option grant, and bonus amounts are chosen in an attempt to balance the Company’s competing objectives of fairness to all stakeholders and attracting/retaining executive managers.

Agreements with Certain Executive Officers

     The Company has employment agreements with Jean Diamond and Jonathan Elster.

     The employment agreement with Jean Diamond has a five-year term currently expiring on November 7, 2012 and automatically renews annually until it is terminated by the Company or Ms.

Diamond pursuant to the terms thereof. Her agreement, as amended to date, (i) provides for an annual base salary of $316,000 (as of July 1, 2008), increases annually in an amount equal to the greater of five percent of her then current salary or the percentage increase in the Consumer Price Index for the month of June relative to the same prior year period, (ii) provides for an automobile allowance, and (iii) does not provide for an annual bonus. The agreement also provides that if a Change of Control (as hereinafter defined) occurs during her employment term and her employment is terminated (i) by the Company, or by her upon the occurrence of certain events, or (b) by her in her sole discretion concurrently with, or within 30 days of, the date of the occurrence of the Change of Control, she will be entitled to a cash payment in an amount equal to all annual salary and other benefits owing to her for the period from the date of termination through the remainder of the term of her employment under the agreement. However, in no event shall the amount of any such cash payment be less than the aggregate of her then annual salary plus the value of all other benefits payable to her on an annualized basis under her employment agreement, as amended. A Change of Control is deemed to have occurred when, during the term of Ms. Diamond’s employment pursuant to her employment agreement, (i) any individual, entity, group or association becomes the beneficial owner of securities of the Company representing 30% or more of the combined voting power of the Company’s or SED International’s then-outstanding securities entitled to vote generally in the election of directors; (ii) a change in a majority of directors of the Board and such new directors were not appointed, approved or nominated by the Board; (iii) all or substantially all of the assets of the Company or SED International are sold, conveyed, transferred or otherwise disposed of, in one or more transactions, without the approval of the Board or the board of directors of SED International, as the case may be.

     The employment agreement with Jonathan Elster, effective as of July 1, 2004, is for a term of five years. Mr. Elster’s annual compensation includes an annual base salary of $260,000 plus an annual bonus in an amount equal to three percent (3%) of the Company’s Pre-tax Adjusted Annual Income. The Company’s “Pretax Adjusted Annual Income” means with respect to a given fiscal year (a) the sum of earnings before taxes as reported on its audited consolidated statement of operations for such fiscal year, excluding extraordinary non-operational costs and profits. He is also entitled to participate in all of the Company’s employee benefit programs available to management executives, including health and long-term disability insurance. The Company may terminate Mr. Elster’s employment for “good cause,” as defined in his employment agreement. In addition, upon termination of his employment, Mr. Elster has agreed not to solicit customers of the Company for a period of a one (1) year from the date of termination.

Outstanding Equity Awards

     The following table sets forth certain information with respect to outstanding equity awards at June 30, 2008 with respect to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

		Option Awards		Stock Awards
	Number of
	Securities				Market Value
	Underlying			Number of	of Shares or
	Unexercised			Shares or Units	Units of Stock
	Options (#)	Option	Option	of Stock that	that have not
	Exercisable	Exercise Price	Expiration	have not vested	vested
Name	(1)	($)	Date	(#)	($)
Jean Diamond	50,000	1.96	10/15/2011	125,000(2)	218,750
Total	50,000

Jonathan Elster	62,500	1.96	10/15/2011	100,000(2)	175,000
Total	62,500

Barry Diamond	40,000	1.96	10/15/2011	100,000(2)	175,000
	50,000.44		1/15/2013
Total	90,000

(1)	Represents stock option grants at fair market value on the date of grant.

(2)

The restricted shares of common stock are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date pursuant to the provisions of a restricted stock agreement.

Director Compensation

     For fiscal 2008, our “independent” directors received a quarterly fee of $2,500 and $2,500 for each regularly scheduled board meeting attended. Independent directors received $1,000 for non-regularly scheduled board meetings attended. In addition, the Chairman of the Audit Committee received a quarterly fee of $6,500. All other members of the Audit Committee received $750 each quarter for their participation. The Chairman of the Compensation Committee received $300 and another member received $250 for each meeting attended.

     For fiscal 2009, our “independent” directors will receive a quarterly fee of $7,500. In addition, the Chairman of the Audit Committee will receive a quarterly fee of $5,000. All other members of the Audit Committee will receive $1,250 each quarter for their participation. The Chairman of the Compensation Committee will receive $1,250 quarterly and other members will receive $500 for each meeting attended. Members of the Nomination Committee will each receive $500 for each meeting attended.

     The following table sets forth the compensation paid to our directors for the fiscal year ended June 30, 2008.

DIRECTOR COMPENSATION

	Fees Earned
	or Paid in
	Cash		Total
Name	($)		($)

Stewart I. Aaron	44,895		44,895
Melvyn I Cohen	70,175		70,175
Joe Segal	19,785		19,785
Art Goldberg	-	(1)	-
Steve Greenspan	-	(1)	-

     (1) Joined the Board in May, 2008. No compensation was paid during FY 2008.

      During the fiscal year ended June 30, 2008, Messrs. Aaron, Cohen and Segal each received aggregate cash compensation for serving on the Board and attending regular Board meetings of $22,000, $45,000 and $19,500, respectively. In addition to compensation for regular Board Meeting attendance, Messrs. Aaron, Cohen and Segal were paid $22,895, $25,175 and $285, respectively, for advisory services. The Company also pays ordinary and necessary travel expenses for independent directors to attend Board and any committee meetings. No stock options or awards were granted to directors in fiscal 2008.

Compensation Committee

     The Compensation Committee of the Board currently consists of two members, Messrs. Aaron and Cohen. The Compensation Committee met once in fiscal 2008, with all members attending that meeting. The Compensation Committee is responsible for setting annual and long-term performance goals for the Chief Executive Officer, evaluating her performance against these goals, and recommending her salary, bonus and long-term incentives. The Compensation Committee reviews the performance of all of the executive officers of the Company and recommends to the Board the amount and form of all compensation of executive officers of the Company. The Board established the Compensation Committee on August 26, 1998. The Compensation Committee does not have a charter.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

     The following table sets forth certain information as of September 23, 2008 regarding the beneficial ownership of Common Stock by (i) the Named Executive Officers, (ii) the Company’s directors, (iii) each person we know to beneficially own more than 5% of outstanding Common Stock, and (iv) all directors and executive officers of the Company as a group. All shares of Common Stock shown in the table reflect sole voting and investment power except as otherwise noted.

	Amount and Nature		Percent
Name of Beneficial Owner	of Beneficial Ownership		of Class

Stewart I. Aaron	57,857	(1)	1.19%
Melvyn I. Cohen	377,283	(2)	7.69%
Barry Diamond	198,255	(3)	4.04%
Jean Diamond	308,202	(4)	6.38%
Jonathan Elster	164,000	(5)	3.36%
Arthur Goldberg	22,857	(6)	*
Stephen Greenspan	22,857	(6)	*
Joseph Segal	22,857	(6)	*
All current directors and executive
officers as a group (10 persons)	1,340,698	(7)	25.98%

5% Shareholders:
FMR Corp	480,000	(8)	9.95%
SED Full Value Committee	1,303,726	(9)	27.11%

*	Represents less than one percent of the outstanding Common Stock.
(1)

The shares include 35,000 options 22,857restricted shares of common stock granted on July 1, 2008, which are subject to vesting and forfeiture over a two year period pursuant to the provisions of a restricted stock agreement, for Mr. Aaron.

(2)

The shares indicated include 80,000 options and 22,857 restricted shares of common stock granted on July 1, 2008, which are subject to vesting and forfeiture over a two year period pursuant to the provisions of a restricted stock agreement, for Mr. Cohen. The shares indicated include 271,426 shares held by one trust for the benefit of Ms. Jean Diamond. Mr. Cohen has voting power for the shares held in the trust.

(3)

The shares include 90,000 options and 100,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement, for Mr. Diamond.

(4)

The shares indicated include 50,000 options 125,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement, for Mrs. Diamond. Ms. Diamond has sole voting power over 258,202 shares. The shares indicated do not include 271,426 shares held by a trust for the benefit of Ms. Diamond. Ms. Diamond does not have voting power over shares held in trust for her benefit.

(5)

The shares include 62,500 options and 100,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement, for Mr. Elster.

(6)

The shares include 22,857 restricted shares of common stock granted on July 1, 2008 which are subject to vesting and forfeiture over a two year period pursuant to the provisions of a restricted stock agreement, for Messrs. Goldberg, Greenspan and Segal.

(7)

Includes 348,000 shares underlying outstanding options and 574,285 restricted shares of common stock granted on October 23, 2007 and May 13, 2008 and 114,285 restricted shares granted on July 1, 2008, which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement.

(8)

All of the shares indicated are deemed beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., as a result of its serving as investment adviser to Fidelity Low-Priced Stock Fund, the owner of the 480,000 shares. FMR Corp.’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(9)

The SED Full Value Committee (the “Committee”) is composed of Hummingbird Management, LLC; Hummingbird Value Fund, L.P.; Hummingbird Microcap Value Fund, L.P.; Tarsier Nanocap Value Fund L.P.; Hummingbird Capital, LLC; Paul D. Sonkin, North & Webster, LLC; North & Webster Value Opportunities Fund, LP; North & Webster Fund II, LP; Samuel A. Kidston, Deep Woods Partners LP; Deep Woods Partners QP, LP; Todd Rosner; Allyn R. Earl and J. K Hage III. The Committee is not a business entity and has no place or organization. The Committee’s mailing address is: c/o STEVEN WOLOSKY, ESQ. OLSHAN GRUNDMAN FROME ROSENZWEIG & WOLOSKY LLP, Park Avenue Tower, 65 East 55th Street, New York, New York 10022

     The business address and telephone number of each of Jean Diamond, Jonathan Elster, Barry Diamond, Mark DiVito, Lyle Dickler, Stewart I. Aaron, Melvyn I. Cohen and Joseph Segal are c/o SED International Holdings, Inc., 4916 North Royal Atlanta Drive, Tucker, Georgia 30084 and (770) 491-8962.

Equity Compensation Plans

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

     The “1999 Plan”, established on July 20, 1999 for a term of ten years authorizes the Company to grant up to 1,200,000 shares of Common Stock to employees, Directors and Consultants of the Company and is intended to be a “board-based plan” in that, at all times not more than fifty percent (50%) of the optionees and recipients of the plan shall be officers or affiliates. Under the plan, the Company may grant both nonqualified options and restricted stock awards and have an option or award price of the fair market value of the Company’s Common Stock on the date of grant. Unless otherwise specified by the Compensation Committee, options and restricted awards vest ratably over a four-year period. All grants expire no later than 10 years from the date of grant. No stock options or awards were granted in fiscal 2008.

The following table sets forth certain information as of June 30, 2008, relating to all of our equity compensation plans:

Equity Compensation Plans Information
			Number of securities
			remaining available for
			future issuance under equity
	Number of Securities to be	Weighted-average exercise	compensation plans
	issued upon exercise of	price of outstanding	(excluding securities reflected
	outstanding options,	options, warrants and	in column (a)
Plan Category	warrants and rights (a)	rights (b)	(c)
Equity compensation plans
approved by security
holders	282,075	$ 2.08
Equity compensation plans not
approved by security
holders	221,834	$ 3.02	801,591
Total	503,909	$ 2.50	801,591

     On October 23, 2007, the Board of Directors of the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “Stock Plan”) for the purposes of attracting and retaining the personnel necessary for the Company’s success. The Stock Plan covers employees and others who perform services for the Company including directors and consultants. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the Stock Plan. The Stock Plan is administered by the Company’s Board and/or Compensation Committee. As of June 30, 2008, 730,000 shares have been awarded under the Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Parties

Lease of Headquarters

     On April 1, 1999 the Company signed a seven-year lease with one three-year renewal option with the Diamond Chip Group LLC, successor owner of the premises used by the Company for its headquarters. The Company exercised the renewal option on March 20, 2006. The members of the Diamond Chip Group LLC are the Marital Trust for the Benefit of Jean A. Diamond, Jean A. Diamond and JAD 2003 Trust, who own respectively 37.5%, 37.5%, and 25.0% of the outstanding interests in this entity. The beneficiaries of the JAD 2003 Trust are all the descendents of Gerald and Jean Diamond. The predecessor owner of the premises was Royal Park Company, a Georgia general partnership whose partners were Gerald and Jean Diamond. Melvyn Cohen is a trustee on the JAD 2003 Trust. Jean Diamond is Chairman of the Board and Chief Executive Officer of the Company.

     Rental payments for headquarter premises for fiscal 2008 were $321,000. Rent escalates each October at a rate of 3% per year. In addition to rental payments, the Company pays all operating costs associated with the lease of its headquarters. The lease expires on September 30, 2009.

     The lease also provides the Company with a right of first refusal to purchase the premises in the event Diamond Chip Group LLC proposes to sell the facility during the lease term.

Director Independence

     The Board has determined that Messrs. Aaron, Cohen, Segal, Goldberg and Greenspan are independent as that term is defined in the listing standards of the NASDAQ. Messrs. Aaron, Cohen and Segal are the sole members of the Company’s audit committee, and Messrs. Aaron and Cohen are the sole members of the Company’s compensation committee and are independent for such purposes.

Item 14. Principal Accounting Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

     The firm of J. H. Cohn LLP has served as the Company’s independent registered public accounting firm since 2005.

Audit and Non-Audit Fees

     The following table presents fees for professional audit services rendered by J. H. Cohn LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2008 and 2007, respectively.

	2008	2007
Audit Fees
J. H. Cohn LLP (1)	$ 249,000	$ 251,000

(1) J. H. Cohn LLP fees for fiscal 2008 are estimated.

     J. H. Cohn LLP fees for fiscal 2008 include audit of the Company’s Annual financial statements and review of financial statements included in the Company’s Form 10-Q quarterly reports. J. H. Cohn LLP neither billed us any fees nor provided any services other than the audit services and fees included above.

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

  Report of Independent Registered Public Accounting Firm (J.H Cohn, LLP-2008 and 2007)

  Consolidated Balance Sheets at June 30, 2008 and 2007

  Consolidated Statements of Operations for the years ended June 30, 2008 and 2007

  Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2008 and 2007

  Consolidated Statements of Cash Flows for the years ended June 2008 and 2007

  Notes to Consolidated Financial Statements

     2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

     3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit
Number	Description
3.1	Articles of Incorporation of the Company (1).

3.2	Amendment to Articles of Incorporation (2).

3.3	Bylaws of the Company (3).

3.4	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007 (4).

4.1	Form of Rights Agreement, dated as of October 31, 1996 between the Company and National City Bank (5).

** 10.7	Southern Electronics Corporation 1988 Restricted Stock Plan, together with related form of Restricted Stock Agreement (6).

** 10.8	First Amendment dated November 7, 1989 to Southern Electronics Corporation 1988 Restricted Stock Plan (7).

**10.9	Second Amendment dated July 17, 1992 to Southern Electronics Corporation 1988 Restricted Stock Plan (8).

**10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement (9).

**10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan (10).

**10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan (11).

**10.14	Employment Agreement dated November 7, 1989, between the Company, SED International and Jean Diamond (12), as amended by form of Amendment No. 1 dated September 24, 1991 (13).

** 10.23	Form of Non-Qualified Stock Option Agreement for Directors (14).

Exhibit
Number		Description
**	10.24	1995 Formula Stock Option Plan, together with related form of Non-Qualified Stock Option Agreement (15).

**	10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan (16).

**	10.31	Second Amendment to Employment Agreement effective July 1, 1998 between SED International and Jean Diamond (17).

**	10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement (18).

**	10.33	Third Amendment to Employment Agreement effective December 16, 1998 between SED International and Jean Diamond (19).

**	10.35	Fourth Amendment to Employment Agreement effective July 1, 1999 between SED International and Jean Diamond (20).

**	10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company (21).

**	10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company (22).

	10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International (23).

	10.41	Fourth Amendment to Second Amended and Restated Credit Agreement dated October 12, 2001 between SED International Holdings, Inc. and Wachovia Bank, N.A. (24).

**	10.42	Amended and Restated Employment Agreement between SED International Holdings, Inc. and Jean Diamond dated January 15, 2008 (25).

**	10.43	Amended and Restated Employment Agreement between SED International, Inc. and Jonathan Elster dated February 20, 2008 (26).

**	10.48	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 1, 1999. This amendment is effective as of November 1, 2001(27).

**	10.53	Amendment to Employment Agreement between Jean Diamond and SED International, Inc., dated September 11, 2002. This amendment is effective as of January 1, 2002 (28).

**	10.55	Employment Agreement effective July 1, 2005 between SED International, Inc. and Jonathan Elster (29).

	10.58	First Amendment of Lease for 4916 N. Royal Atlanta Drive, Tucker GA 30084 dated September 19, 2005 (30).

	10.59	Lease Agreement Extension for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated March 20, 2006 (31).

	10.60	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005 (32).

	10.61	Lease agreement dated October 1, 2006 between CRI Corporate Center, LLC and SED International, Inc. (33).

	10.62	Seventh Addendum to Lease Dated March 13, 2007 for 1729 NW 84th Avenue, Doral, Florida 33126 (34).

	10.63	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007 (35).

**	10.64	2007 Restricted Stock Plan (36).

**	10.65	Final Form of Restricted Stock Agreement, dated as of October 23, 2007, between the Company and each of Barry Diamond, Jean Diamond, Lyle Dickler, Mark DiVito, Jonathan Elster and Charles Marsh (37).

	10.66	Fourth Amendment to Wachovia Loan and Security Agreement dated August 23, 2007 (38)

	10.67	Fifth Amendment to Wachovia Loan and Security Agreement dated January, 21, 2008 (39).

	10.68	Sixth Amendment to Wachovia Loan and Security Agreement dated July 1, 2008 (40).

Exhibit	Description
Number
10.69	Settlement Agreement and General Release entered into on September 5, 2008 (41).

14	Code of Ethics dated September 2, 2002 (42).

21	Subsidiaries of the Company (43).

24	Power of Attorney (see signature page to this Form 10-K/A).

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.

31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.

32.1	Section 1350 Certification by Principal Executive Officer.

32.2	Section 1350 Certification by Principal Financial Officer.

**  Denotes compensatory plan, compensation arrangement or management contract.

1)	Incorporated herein by reference to Exhibit 3.1 from the Company’s 1999 Form 10-K.

2)	Incorporated herein by reference to Exhibit 3.2 from the Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345).

3)	Incorporated herein by reference to Exhibit 3.3 from the Company’s 1999 Form 10-K.

4)	Incorporated herein by reference to Exhibit 3.4 from the Company’s Current Report on Form 8-K filed on September 19, 2007.

5)	Incorporated herein by reference to Exhibit 4.1 from the Company’s Current Report on Form 8-K dated October 30, 1996 (SEC File No. 0-16345).

6)	Incorporated herein by reference to Exhibit 10.7 from Company’s Annual Report on Form 10- K for the fiscal year ended June 30, 1988 (SEC File No. 0-16345).

7)	Incorporated herein by reference to Exhibit 10.8 from Company’s 1990 Form 10-K (SEC File No. 0-16345).

8)	Incorporated herein by reference to Exhibit 10.9 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

9)	Incorporated herein by reference to Exhibit 10.10 from Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

10)	Incorporated herein by reference to Exhibit 10.11 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

11)	Incorporated herein by reference to Exhibit 10.12 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

12)	Incorporated herein by reference to Exhibit 10.14 from Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1989 (SEC File No. 0-16345).

13)	Incorporated herein by reference to Exhibit 10.14 from Company’s 1991 Form 10-K (SEC File No. 0-16345).

14)	Incorporated herein by reference to Exhibit 10.23 from Company’s 1995 Form 10-K (SEC File No. 0-16345).

15)	Incorporated herein by reference to Exhibit 10.24 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

16)	Incorporated herein by reference to Exhibit 10.26 from Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

17)	Incorporated herein by reference to Exhibit 10.31 from Company’s 1998 Form 10-K.

18)	Incorporated herein by reference to Exhibit 10.32 from Company’s 1999 Form 10-K.

19)	Incorporated herein by reference to Exhibit 10.33 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1998 (SEC File No. 0-16345).

20)	Incorporated herein by reference to Exhibit 10.35 from Company’s 1999 Form 10-K.

21)	Incorporated herein by reference to Exhibit 10.38 from Company’s 1999 Form 10-K.

22)	Incorporated herein by reference to Exhibit 10.39 from Company’s 1999 Form 10-K.

23)	Incorporated herein by reference to Exhibit 10.40 from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0- 16345).

24)	Incorporated herein by reference to Exhibit 10.41 from the Registrant’s (SEC File No. 000- 16345) 2001 Form 10-K.

25)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 18, 2008.

26)	Filed as an Exhibit to the Company’s Current Report on Form 8-K filed on February 21, 2008.

27)	Incorporated herein by reference to Exhibit 10.48 from the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 (SEC File No. 000-16345).

28)	Incorporated herein by reference to Exhibit 10.53 from Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002.

29)	Incorporated herein by reference to Exhibit 10.55 from the Registrant’s (SEC File No. 000- 16345) 2006 Form 10-K.

30)	Incorporated herein by reference to Exhibit 10.58 from the Registrant’s (SEC File No. 000- 16345) 2006 Form 10-K.

31)	Incorporated herein by reference to Exhibit 10.59 from the Registrant’s (SEC File No. 000- 16345) 2006 Form 10-K.

32)	Incorporated herein by reference to Exhibit 10.60 from the Registrant’s (SEC File No. 000- 16345) 2006 Form 10-K.

33)	Incorporated by reference to Exhibit 10.61 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2006 (SED File No. 000-16345)

34)	Incorporated by reference to Exhibit 10.62 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

35)	Incorporated by reference to Exhibit 10.63 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

36)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

37)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

38)	Filed herewith

39)	Filed herewith

40)	Filed herewith

41)	Filed herewith

42)	Incorporated herein by reference to Exhibit 14 from the Registrant’s (SEC File No. 000- 16345) 2006 Form 10-K.

43)	Incorporated herein by reference to Exhibit 21 from the Registrant’s (SEC File No. 000- 16345) 2006 Form 10-K.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS , INC .

By: /s/ LYLE DICKLER
Lyle Dickler, Chief Financial Officer
(principal financial and accounting officer)

Date: September 29, 2008

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

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this September 29, 2008.

/s/ JEAN DIAMOND	Chairman of the Board
Jean Diamond	Chief Executive Officer and Director
(Principal Executive Officer)

/s/ LYLE DICKLER	Chief Financial Officer
Lyle Dickler	(Principal Financial and Accounting Officer)

/s/ STEWART I. AARON	Director
Stewart I. Aaron

/s/ MELVYN I. COHEN	Director
Melvyn I. Cohen

/s/ JOSEPH SEGAL	Director
Joseph Segal

/s/ ARTHUR L. GOLDBERG	Director
Arthur L. Goldberg

/s/ STEPHEN H. GREENSPAN	Director
Stephen H. Greenspan