Form 10-Q
period 2008-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2008-11-12
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 1, 2008 was 4,823,141 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share amounts)

	September 30, 2008	June 30, 2008

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$3,853	$4,086
Trade receivables, net	46,747	44,839
Inventories, net	40,555	36,116
Deferred income taxes, net	254	260
Other current assets	5,572	6,482
Total current assets	96,981	91,783
Property and equipment, net	957	1,044
Total assets	$97,938	$92,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$47,118	$45,986
Accrued and other current liabilities	6,214	7,732
Revolving credit facility	25,388	18,837
Total liabilities	78,720	72,555

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500
shares, none issued	—	—

Common stock, $.01 par value; 100,000,000 shares
authorized; 6,517,632 issued and 4,823,141
shares outstanding at September 30, 2008
and 6,278,347 issued and 4,583,856 shares
outstanding at June 30, 2008	65	63
Additional paid-in capital	68,879	68,681
Accumulated deficit	(32,769)	(32,443)
Accumulated other comprehensive loss	(3,870)	(2,942)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)
Total shareholders' equity	19,218	20,272
Total liabilities and shareholders' equity	$97,938	$92,827

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Net sales	$120,718	$126,696
Cost of sales	114,168	119,807
Gross profit	6,550	6,889
Operating expenses:
Selling, general and administrative expense	5,734	5,544
Depreciation and amortization expense	119	115
Foreign currency transaction loss	882	182
Total operating expenses	6,735	5,841
Operating (loss) income	(185)	1,048
Interest expense	304	508
(Loss) income before income taxes	(489)	540
Income tax (benefit) expense	(163)	180
Net (loss) income	$(326)	$360

Basic and diluted (loss) income per common share	$(.08)	$.09

Weighted average number of shares outstanding:
Basic	4,004,000	3,879,000
Diluted	4,004,000	3,932,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007

Net cash used in operating activities	$(6,474)	$(1,933)
Cash flows used in investing activities:
Purchases of equipment	(46)	(105)
Net cash used in investing activities	(46)	(105)
Cash flows provided by financing activities:
Net borrowings under revolving credit facility	6,550	2,847
Net cash provided by financing activities	6,550	2,847
Effect of exchange rate changes on cash and cash equivalents	(263)	(68)
Net (decrease) increase in cash and cash equivalents	(233)	741
Cash and cash equivalents at beginning of period	4,086	3,356
Cash and cash equivalents at end of period	$3,853	$4,097

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1.	Basis of Presentation

               The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or any other interim period. The June 30, 2008 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2008.

               For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2008.

2.	Earnings (Loss) per Common Share

               Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings (loss) are the dilutive effect of options to purchase 92,500 shares of commons stock for the three months ended September 30, 2007.

               Diluted earnings per common share for the three months ended September 30, 2008 and 2007 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (503,659 and 438,909 for the three months ended September 30, 2008 and 2007, respectively). Also, excluded from the diluted earnings per share calculation for the three months ended September 30, 2008 were 819,285 shares of unvested restricted stock due to their anti-dilutive effect.

3.	Trade Receivables

	September 30,	June 30,
	2008	2008

Trade receivables	$47,510	$45,592
Less: allowance for doubtful accounts	(763)	(753)
	$46,747	$44,839

4.	Inventories

	September 30,	June 30,
	2008	2008

Inventories on hand	$37,807	$32,187
Inventories in transit	3,611	4,626
Less: allowances	(863)	(697)
	$40,555	$36,116

5.	Comprehensive Loss

               Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net (loss) income and other comprehensive (loss) income. SED’s other comprehensive loss is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes.

                Comprehensive loss, net of income taxes, for the three months ended September 30, 2008 and 2007, respectively, is as follows:

	Three Months ended
	September 30,
	2008	2007
Net (loss) income	$(326)	$360
Changes in foreign translation adjustments	(976)	(268)
Changes in fair value of interest rate swap contract	48	(192)
Comprehensive loss	$(1,254)	$(100)

                There were no income tax effects for the three months ended September 30, 2008 or 2007. The deferred income tax asset related to the cumulative comprehensive losses was fully offset by a valuation allowance as of the beginning and end of the three months periods ended September 30, 2008 and 2007 and, therefore, the comprehensive income or loss for these periods had no income tax effect.

                Accumulated other comprehensive loss included in shareholders’ equity totaled $3.9 million and $2.9 million at September 30, 2008 and June 30, 2008, respectively, and consisted of foreign currency translation adjustments of $3.6 million and $2.6 million and changes in the fair value of interest rate swap contract of $.3 million and $.3 million.

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2008
Net sales to unaffiliated customers	$93,518	$28,112	$(912)	$120,718
Gross profit	$4,506	$2,044	—	$6,550
Foreign currency transaction loss	—	$882	—	$882
Operating income (loss)	$336	$(521)	—	$(185)
Interest expense	$304	—	—	$304
Income tax expense (benefit)	$7	$(170)	—	$(163)
Net income (loss)	$25	$(351)	—	$(326)
Total assets at September 30, 2008	$85,777	$25,434	$(13,273)	$97,938

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2007
Net sales to unaffiliated customers	$102,809	$25,071	$(1,184)	$126,696
Gross profit	$4,839	$2,050	—	$6,889
Foreign currency transaction loss	—	$182	—	$182
Operating income	$531	$517	—	$1,048
Interest expense	$508	—	—	$508
Income tax expense	$13	$167	—	$180
Net income	$10	$350	—	$360
Total assets at September 30, 2007	$90,478	$24,243	$(12,938)	$101,783

Net sales by product category is as follows:

		Consumer	Wireless
For the three months	Micro-Computer	Electronics	Telephone	Handling
ended September 30,	Products	Products	Products	Revenue	Total
2008	$109,044	$8,938	$2,474	$262	$120,718
2007	$118,693	$5,703	$2,066	$234	$126,696

                Approximately 46.7% and 36.3% of SED's net sales for the three months ended September 30, 2008 and 2007, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

7.	Restricted Stock

               The Company’s stock option plan established in 1999 (the “1999 Plan”) also permits the grant of restricted stock awards. No restricted stock awards were granted or forfeited under the 1999 Plan during fiscal 2008 or the three months ended September 30, 2008. Also, no restricted stock awards were outstanding under the 1999 Plan at September 30, 2008. SED established the 2007 Restrictive Stock Plan (the “2007 Plan) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company. The value of the 2007 Restricted Stock Plan awards issued in fiscal 2008 was determined using the market price of the Company’s common stock on the grant date. The total compensation cost of the restricted stock awards over the four year vesting period is expected to be $940,000, net of $62,000 estimated forfeitures. The compensation cost of the restricted stock issued in fiscal 2008 is being amortized and expensed over a vesting period of four years. During the three months ended September 30, 2008, there were no restricted shares forfeited and none were granted. At September 30, 2008, 705,000 shares of restricted stock were outstanding under the 2007 Plan and the related unrecognized compensation cost was $724,000 which SED expects to be recognized ratably over the next 37 months.

               On July 1, 2008, the Company issued 22,857 shares of restricted common stock to each of its five non-employee directors in accordance with the Company’s board compensation plan. Each of the non-employee directors entered into a restricted stock agreement with respect to his respective shares of restricted common stock (the “Restricted Stock Agreement”). The value of the director’s restricted stock awards was determined using the market price of the Company’s common stock on the grant date of $1.75. Generally, the shares issued to the non-employee directors will be subject to forfeiture prior to vesting and vest in equal amounts on the first and second anniversary dates of the issuance date. At September 30, 2008, 114,285 shares were outstanding and un-vested under the non-employee director’s Restrictive Stock Agreement. The total compensation cost of the restricted common stock over the two year vesting period is expected to be $200,000 with zero estimated forfeitures. The unrecognized compensation cost was $175,000 at September 30, 2008 which SED expects to be recognized ratably over the next 21 months.

               Compensation expense for share-based awards recognized in net (loss) income for the three months ended September 30, 2008 and 2007 was $84,000 and zero, respectively.

               On July 1, 2008, the Company issued 125,000 shares of restricted common stock to a vendor, an accredited investor, for services. At September 30, 2008, these shares were outstanding and fully vested.

8.	Credit Facility and Bank Debt

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

               Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00%, to the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of each of SED’s shares in its foreign subsidiaries, respectively.

               The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the agreement to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s unused availability is less than $3.5 million ($5.0 million prior to amendment) at any time during the term of the agreement, then maintenance of a minimum fixed charge coverage ratio is required, as defined. The Wachovia Agreement also restricts SED’s ability to distribute dividends.

               Available borrowings under this agreement, based on collateral limitations at September 30, 2008 were $13.3 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended September 30, 2008 were $22.4 million, $26.2 million and 5.7%, respectively. The weighted average interest rate on outstanding borrowings under credit facilities was 5.7% at September 30, 2008.

               The carrying value of all bank debt at September 30, 2008 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $1.5 million at September 30, 2008.

               On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20% . On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15.0 million with a fixed rate of 4.54% . The fixed rates cited above do not include Wachovia's rate mark-up, currently 1.5% . The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $272,000 at September 30, 2008 and is included in accrued expenses.

9.	Legal Proceedings

               On September 5, 2008, pursuant to a Settlement Agreement and General Release (the “Agreement”) the Company settled the lawsuits brought by Mark Diamond against the Company, its domestic subsidiaries and certain of its directors and entitled, “Mark Diamond v. SED International Holdings, Inc., SED International, Inc. and SED Magna (Miami), CA No. 2007CV131027, in the Superior Court of Fulton County, Georgia; Mark Diamond v. SED International, Inc., Case No. 2006-SOX-00044, ARB No. 08-033, U.S. Department of Labor (the “Sox Case”); and Mark Diamond v. Jean Diamond, Melvyn Cohen and Stewart Aaron, CA No. 2007CV144583, in the Superior Court of Fulton County, Georgia.” The Agreement covers and fully resolves all claims that have been or could have been brought in the preceding litigations and also covers all appeals and proceedings related thereto. Notwithstanding the foregoing, a notice of withdrawal on the Sox Case, needing court approval prior to being effective, has been filed. As of the date hereof, we are waiting such approval.

               Under the Agreement, the Company paid Mark Diamond the sum of $2.1 million, of which $325,000 was recovered from its insurance carriers during the three months ended September 30, 2008. The Company has agreed to issue 200,000 shares of restricted common stock (valued at approximately $300,000) to an irrevocable trust for the benefit of the children of Mark Diamond. The Company has not yet issued the shares. The issuance of these shares will be exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933, as amended (the “Act”) and the stock certificates representing these shares will be imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act. Mark Diamond is the son of Jean Diamond, the Chairman and CEO of the Company. As part of the settlement, none of the parties to the Agreement acknowledged or denied any liability in the matters covered by settlement. The settlement was negotiated on behalf of the Company by three independent directors who were not the subject of any of these litigations.

               On June 19, 2006, the Company through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, the Company asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant such equitable relief and damages as provided by law. In response, Mr. Levine has denied the Company’s assertions, filed a third party complaint against the Company and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, the Company filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has withdrawn, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. The Company is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint. Mr. Levine has filed a motion for summary judgment directed to the claims of SED International. A hearing was held on the summary judgment motions on September 9, 2008. The judge has denied the various summary judgment motions and the parties now anticipate going to trial before December 31, 2008.

               On March 18, 2008, Archbrook Laguna, LLC (“Archbrook”) filed a complaint in the United States District Court, District of New Jersey, Civil Action No. 08-1421 (the “New Jersey Suit”), captioned Archbrook Laguna, LLC v. New Age Electronics, Inc., SED International, Inc., Adam Carroll, Charles Marsh, Marshall Mizell and Lee Perlman (each a “Defendant” and, collectively, the “Defendants”). The complaint in the New Jersey Suit includes counts for Civil Conspiracy (Count I), Violation of the Robinson-Patman Act (Count II), Trade Libel (Count III), Commercial Disparagement (Count IV), Injurious Falsehood (Count V), Tortious Interference with Economic and Prospective Relations (Count VI), Violation of N.J. STAT. ANN. § 2C:41-2c and 2d (New Jersey RICO Statute – Counts VII and VIII), Misappropriation, Computer Misuse, Fraud and Abuse (Count IX), Breach of Contract / Tortious Interference (Count X against Defendant Mizell), Breach of Fiduciary Duty (Count XI against Defendant Marsh). Archbrook alleges that it is the victim of a concerted conspiracy by the Defendants to eliminate one of Archbrook’s business relationships with a large technology company and damage Archbrook’s business generally. The complaint in the New Jersey Suit alleges that Archbrook should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. The complaint also seeks an injunction precluding Defendants from acting in concert to continue the alleged acts. The Company has conducted an investigation into the allegations of the complaint and believes that the allegations against SED International are without merit. On June 3, 2008, the Company entered into a settlement agreement with Archbrook. As part of the agreement, Archbrook filed a motion to dismiss SED International from the lawsuit. However, on August 20, 2008, Archbrook asked the Court to terminate said motion to dismiss, based on allegations that SED International has intentionally destroyed information relevant to the case. The Court has treated this request as a withdrawal of Archbrook’s motion to dismiss. The Company has investigated these allegations and concluded that they lack merit. Accordingly, the Company has commenced binding arbitration against Archbrook for breach of the settlement agreement in order to recover all costs and attorney’s fees and any other damages incurred as a result of Archbrook’s withdrawal of the motion to dismiss. In response, Archbrook has also accused the Company of breaching the settlement agreement, an allegation which the Company denies and expects to vigorously defend against. At the same time, the Company is now vigorously defending its interests in the New Jersey Suit, and now has additional defenses to recovery based upon the existence of the settlement agreement.

10.	Fair Value of Financial Instruments

               Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability.

               The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates.

               We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. When deemed appropriate, we minimize our risks from interest rate fluctuations through the use of an interest rate swap. This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. The swap is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable.

               We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy. The fair value, not in the Company’s favor, of the interest rate swap was $272,000 at September 30, 2008.

               The implementation of SFAS No. 157 for financial assets and financial liabilities, effective July 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We have not applied the provisions of SFAS No. 157 to non-financial assets and liabilities, such as our property and equipment, which is measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities, beginning July 1, 2009, in accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

11.	New Accounting Pronouncements

               In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to none-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS No. 141(R) and SFAS No. 160 will be effective for the Company during our fiscal year beginning July 1, 2009.

               In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). FAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improves the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company beginning July 1, 2009. Early application is encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have a material impact on the disclosures in the Company’s consolidated financial statements.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               Throughout this Quarterly Report on Form 10-Q, the terms “Company,” "we," "us," "our" and "SED" refers to SED International Holdings, Inc. and its subsidiaries.

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

Results of Continuing Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s consolidated statements of income:

	Three Months Ended
	September 30,
	2008	2007

Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.57%	94.56%
Gross profit	5.43%	5.44%
Operating expenses:
Selling, general and administrative expense	4.75%	4.38%
Depreciation and amortization expense	.10%	.09%
Foreign currency transaction loss	.73%	.14%
Total operating expenses	5.58%	4.61%
Operating (loss) income	(.15)%	.83%
Interest expense	.25%	.40%
(Loss) income before income taxes	(.40)%	.43%
Income tax (benefit) expense	(.13)%	.14%
(Loss) income	(.27)%	.29%

Three Months Ended September 30, 2008 and 2007

               Revenues. Total net sales for the three months ended September 30, 2008 decreased 4.7%, or $6.0 million, to $120.7 million as compared to $126.7 million for the three months ended September 30, 2007. Microcomputer product sales, excluding handling revenue, for the three months ended September 30, 2008 decreased 8.1% to $109.0 million compared to $118.7 million for the three months ended September 30, 2007. This was primarily due to a decrease in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the three months ended September 30, 2008 increased 56.7% to $8.9 million compared to $5.7 million for the three months ended September 30, 2007. Wireless revenues for the three months ended September 30, 2008 increased 19.7% to $2.5 million compared to $2.1 million for the three months ended September 30, 2007.

               Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	September 30,		Change
	2008	2007	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$64.3	$80.7	$(16.4)	(20.3)%
Export	29.2	22.1	7.1	32.1%
Latin America	28.1	25.1	3.0	12.0%
Elimination	(.9)	(1.2)	.3	25.0%
Consolidated	$120.7	$126.7	$(6.0)	(4.7)%

               Domestic revenues were $64.3 million and $80.7 million for the three months ended September 30, 2008 and 2007, respectively. The decrease was due to a decline in computer and consumer electronics sales. The aggregate of revenues from Export and Latin America was $56.4 million and $46.0 million for the three months ended September 30, 2008 and 2007, respectively. The increase was due to an increase in sales of computer products, printers and consumable printer products.

               Sales of microcomputer products, including handling revenue, represented approximately 90.5% of SED’s first quarter net sales compared to 93.9% for the same period last year. Sales of consumer electronics products accounted for approximately 7.4% of SED’s first quarter net sales compared to 4.5% for the same period last year. Sales of wireless telephone products accounted for approximately 2.0% of SED’s third quarter net sales compared to 1.6% for the same period last year.

               Gross Profit Margins. Gross profit margin decreased $.3 million to $6.6 million in the first quarter of fiscal 2008, compared to $6.9 million in the same quarter last year. Gross profit as a percentage of net sales was 5.4% for the first quarter of fiscal 2009 and 2008. Overall, SED continues to experience pricing pressure in selling products.

               Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense and foreign currency transaction losses, for the first quarter of fiscal 2009 increased 3.4% to $5.7 million, compared to $5.5 million for the first quarter of fiscal 2008. The increase in selling, general and administrative expenses was primarily due from several factors including: (i.) an increase of approximately $270,000 in employee expense related to government mandated salary increases in Latin America and additional personnel in the consumer electronics sales force in the United States; (ii.) a decrease of approximately $220,000 in credit and collection expenses; (iii.) an increase of approximately $150,000 in professional fees and (iv) an net decrease of $10,000 of other expenses.

               Depreciation. Depreciation and amortization was $.1 million for each of the three months ended September 30, 2008 and 2007.

               Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries. The devaluation of the Latin American currencies vs. the U.S. Dollar resulted in a foreign currency transaction loss totaling approximately $.9 million for the three months ended September 30, 2008 as compared to a loss of approximately $.2 million for the three months ended September 30, 2007.

               Interest Expense. Interest expense was approximately $.3 million and $.5 million for the three months ended September 30, 2008 and 2007, respectively. This change resulted primarily from declining interest rates.

               Provision for Income Taxes. Income tax benefit was $.2 million for the three months ended September 30, 2008 as compared to an income tax expense of $.2 million for the three months ended September 30, 2007. The provision is primarily related to losses or income generated by SED’s Latin American subsidiaries. The (benefit) provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit of the net operating loss carry forward.

Financial Condition and Liquidity

               Overview. At September 30, 2008, SED had cash and cash equivalents totaling $ 3.9 million. At September 30, 2008, SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facility. SED’s accounts receivable and inventory collateralize SED’s borrowings. SED’s availability under the Wachovia Agreement was $13.3 million on September 30, 2008, net of $1.5 million in reserves for outstanding Letters of Credit.

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

               Operating Activities. Cash used in operating activities was $6.5 million for the three months ended September 30, 2008 as compared to $1.9 million used in operating activities for the three months ended September 30, 2007.

               Net trade receivables were $46.7 million at September 30, 2008 and $44.8 million at June 30, 2008. The increase in trade receivables is a result of higher sales in September 2008 as compared to June 2008. Average days sales outstanding at September 30, 2008 were approximately 35.6 days as compared to 35.4 days at June 30, 2008.

               Net inventories increased $4.4 million to $40.6 million at September 30, 2008 from $36.1 million at June 30, 2008. SED continues to monitor inventory levels and adjusts according to current and projected sales volumes.

               Other current assets decreased to $5.6 million at September 30, 2008 from $6.5 million at June 30, 2008.

               Trade accounts payable increased $1.1 million to $47.1 million at September 30, 2008 compared to $46.0 million at June 30, 2008. The increase in trade accounts payable is primarily attributed to timing of vendor payments.

               Financing Activities. Net borrowings under the revolving credit facility increased $6.6 million to $25.4 million at September 30, 2008 compared to $18.8 million at June 30, 2008.

               There have been no material changes to obligations and/or commitments since last fiscal year-end. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates. We are not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. Our purchase orders are based on our current distribution needs and are fulfilled by our vendors within short time horizons. SED does not have significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceed our expected requirements as of September 30, 2008.

               Summary. SED believes that funds generated from operations, together with its revolving credit agreement, subsidiary bank credit agreements, vendor credit lines and current cash, will be sufficient to support the working capital and liquidity requirements for at least the next 12 months.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

               A smaller reporting company is not required to provide the information required by this item.

ITEM 4T.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

                Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

                There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

               On September 5, 2008, pursuant to a Settlement Agreement and General Release (the “Agreement”) the Company settled the lawsuits brought by Mark Diamond against the Company, its domestic subsidiaries and certain of its directors and entitled, “Mark Diamond v. SED International Holdings, Inc., SED International, Inc. and SED Magna (Miami), CA No. 2007CV131027, in the Superior Court of Fulton County, Georgia; Mark Diamond v. SED International, Inc., Case No. 2006-SOX-00044, ARB No. 08-033, U.S. Department of Labor (the “Sox Case”); and Mark Diamond v. Jean Diamond, Melvyn Cohen and Stewart Aaron, CA No. 2007CV144583, in the Superior Court of Fulton County, Georgia.” The Agreement covers and fully resolves all claims that have been or could have been brought in the preceding litigations and also covers all appeals and proceedings related thereto. Notwithstanding the foregoing, a notice of withdrawal on the Sox Case, needing court approval prior to being effective, has been filed. As of the date hereof, we are waiting such approval.

               Under the Agreement, the Company paid Mark Diamond the sum of $2.1 million, of which $325,000 was recovered from its insurance carriers during the three months ended September 30, 2008. The Company has agreed to issue 200,000 shares of restricted common stock (valued at approximately $300,000) to an irrevocable trust for the benefit of the children of Mark Diamond. The Company has not yet issued the shares. The issuance of these shares will be exempt from registration pursuant to Sections 4(2) of the Securities Act of 1933, as amended (the “Act”) and the stock certificates representing these shares will be imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act. Mark Diamond is the son of Jean Diamond, the Chairman and CEO of the Company. As part of the settlement, none of the parties to the Agreement acknowledged or denied any liability in the matters covered by settlement. The settlement was negotiated on behalf of the Company by three independent directors who were not the subject of any of these litigations.

               On June 19, 2006, the Company through its subsidiary, SED International, instituted an action in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591. In the action, the Company asserts that Mr. Levine breached the terms of the Termination Agreement with SED International and requests that the court grant such equitable relief and damages as provided by law. In response, Mr. Levine has denied the Company’s assertions, filed a third party complaint against the Company and asserted counterclaims against SED International, alleging breach and infliction of emotional distress. In connection with the third party complaint and the counterclaims, Mr. Levine has asked that the court award him costs, fees and punitive damages. In October 2006, the Company filed an Answer to his third party complaint and discovery commenced. Since that time, Mr. Levine has withdrawn, without prejudice, all counterclaims filed by him against SED International and discovery has essentially been completed. The Company is vigorously prosecuting this action and has filed a motion for summary judgment to his third party complaint. Mr. Levine has filed a motion for summary judgment directed to the claims of SED International. A hearing was held on the summary judgment motions on September 9, 2008. The judge has denied the various summary judgment motions and the parties now anticipate going to trial before December 31, 2008.

               On March 18, 2008, Archbrook Laguna, LLC (“Archbrook”) filed a complaint in the United States District Court, District of New Jersey, Civil Action No. 08-1421 (the “New Jersey Suit”), captioned Archbrook Laguna, LLC v. New Age Electronics, Inc., SED International, Inc., Adam Carroll, Charles Marsh, Marshall Mizell and Lee Perlman (each a “Defendant” and collectively, the “Defendants”). The complaint in the New Jersey Suit includes counts for Civil Conspiracy (Count I), Violation of the Robinson-Patman Act (Count II), Trade Libel (Count III), Commercial Disparagement (Count IV), Injurious Falsehood (Count V), Tortious Interference with Economic and Prospective Relations (Count VI), Violation of N.J. STAT. ANN. § 2C:41-2c and 2d (New Jersey RICO Statute – Counts VII and VIII), Misappropriation, Computer Misuse, Fraud and Abuse (Count IX), Breach of Contract / Tortious Interference (Count X against Defendant Mizell), Breach of Fiduciary Duty (Count XI against Defendant Marsh). Archbrook alleges that it is the victim of a concerted conspiracy by the Defendants to eliminate one of Archbrook’s business relationships with a large technology company and damage Archbrook’s business generally. The complaint in the New Jersey Suit alleges that Archbrook should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. The complaint also seeks an injunction precluding Defendants from acting in concert to continue the alleged acts. The Company has conducted an investigation into the allegations of the complaint and believes that the allegations against SED International are without merit. On June 3, 2008, the Company entered into a settlement agreement with Archbrook. As part of the agreement, Archbrook filed a motion to dismiss SED International from the lawsuit. However, on August 20, 2008, Archbrook asked the Court to terminate said motion to dismiss, based on allegations that SED International has intentionally destroyed information relevant to the case. The Court has treated this request as a withdrawal of Archbrook’s motion to dismiss. The Company has investigated these allegations and concluded that they lack merit. Accordingly, the Company has commenced binding arbitration against Archbrook for breach of the settlement agreement in order to recover all costs and attorney’s fees and any other damages incurred as a result of Archbrook’s withdrawal of the motion to dismiss. In response, Archbrook has also accused the Company of breaching the settlement agreement, an allegation which the Company denies and expects to vigorously defend against. At the same time, the Company is now vigorously defending its interests in the New Jersey Suit, and now has additional defenses to recovery based upon the existence of the settlement agreement.

ITEM 1A.     Risk Factors

               In addition to other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2008, as amended, which could materially affect our business, financial position and results of operations. The risks described in our Annual Report on Form 10-K, as amended, are not the only risks facing SED. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial position and results of operations.

               The risk factors in our Annual Report on Form 10-K for the year ended June 30, 2008, as amended, should be considered in connection with evaluation the forward-looking statements contained in this Quarterly Report on Form 10-Q because these factors could cause the actual results and conditions to differ materially form those projected in the forward-looking statements. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of SED’s could decline, and you may lose all or part of your investment.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

                The disclosure of the information required by this Item previously has been included in our Current Report on Form 8-K filed on July 7, 2008.

ITEM 3.    Defaults Upon Senior Securities

               None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

               None.

ITEM 5.    Other Information

               Not applicable.

ITEM 6.    Exhibits

Exhibits	Description

10.1	Final Form of Restricted Stock Agreement, dated as of July 1, 2008, between the
Company and each of the non-employee directors.(1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
32.1	Section 1350 Certification by Principal Executive Officer.
32.2	Section 1350 Certification by Principal Financial Officer.

______________

(1)	Incorporated herein by reference to Exhibit 10.1 from the Company’s Current Report on Form 8-K filed on July 7, 2008

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)
Date: November 12, 2008
/s/ Jean Diamond
Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2008	/s/ Lyle Dickler
Lyle Dickler
Chief Financial Officer
(Principal Financial and Accounting Officer)