Form 10-Q
period 2008-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2009-02-13
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission File Number 0-16345

SED International Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

GEORGIA	22-2715444
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

4916 NORTH ROYAL ATLANTA DRIVE, TUCKER, GEORGIA	30084-3031
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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 1, 2009 was 4,823,141 shares.

SED International Holdings, Inc. and Subsidiaries

INDEX

PART I - FINANCIAL INFORMATION:
Item 1.	Financial Statements	Page

	Condensed Consolidated Balance Sheets as of
	December 31, 2008 (Unaudited) and June 30, 2008	3

	Condensed Consolidated Statements of Operations for the
	three months and six months ended December 31, 2008 and 2007 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the
	six months ended December 31, 2008 and 2007 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION:

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

.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands except share and per share amounts)

	December 31, 2008	June 30, 2008

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,898	$4,086
Trade receivables, net	37,946	44,839
Inventories, net	36,746	36,116
Deferred income taxes, net	316	260
Other current assets	4,162	6,482
Total current assets	85,068	91,783
Property and equipment, net	908	1,044
Total assets	$85,976	$92,827

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$46,146	$45,986
Accrued and other current liabilities	4,914	7,732
Revolving credit facility	17,099	18,837
Total liabilities	68,159	72,555

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500
shares, none issued	—	—

Common stock, $.01 par value; 100,000,000 shares
authorized; 6,517,632 issued and 4,823,141
shares outstanding at December 31, 2008 and
6,278,347 issued and 4,583,856 shares
outstanding at June 30, 2008	65	63
Additional paid-in capital	68,963	68,681
Accumulated deficit	(33,465)	(32,443)
Accumulated other comprehensive loss	(4,659)	(2,942)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)
Total shareholders' equity	17,817	20,272
Total liabilities and shareholders' equity	$85,976	$92,827

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	$109,108	$112,366	$229,826	$239,062
Cost of sales	102,541	106,442	216,709	226,249
Gross profit	6,567	5,924	13,117	12,813
Operating expenses:
Selling, general and administrative expense	6,165	5,543	11,899	11,088
Depreciation and amortization expense	120	120	239	235
Foreign currency transaction loss (gain)	390	(13)	1,272	168
Total operating expenses	6,675	5,650	13,410	11,491
Operating (loss) income	(108)	274	(293)	1,322
Interest expense	273	446	577	954
(Loss) income before income taxes	(381)	(172)	(870)	368
Income tax expense (benefit)	315	(58)	152	122
Net (loss) income	$(696)	$(114)	$(1,022)	$246

Basic and diluted (loss) income per common share	$(.18)	$(.03)	$(.26)	$.06

Weighted average number of shares outstanding:
Basic	4,004,000	3,879,000	4,004,000	3,879,000
Diluted	4,004,000	3,879,000	4,004,000	3,946,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Six Months Ended
	December 31,
	2008	2007

Net cash provided by operating activities	$3,962	$4,785
Cash flows used in investing activities - purchases of equipment	(128)	(266)
Cash flows used in financing activities - net repayments under revolving credit facility	(1,738)	(4,079)
Effect of exchange rate changes on cash and cash equivalents	(284)	(56)
Net increase in cash and cash equivalents	1,812	384
Cash and cash equivalents at beginning of period	4,086	3,356
Cash and cash equivalents at end of period	$5,898	$3,740

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or any other interim period. The June 30, 2008 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2008.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2008.

2. (Loss) Earnings per Common Share

     Basic (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per common share for the six months ended December 31, 2007 are the dilutive effect of options to purchase 92,500 shares of commons stock. Also, included in diluted earnings for the six months ended December 31, 2007 is the dilutive effect of 730,000 shares of unvested restricted stock.

     Diluted earnings per common share for the three and six months ended December 31, 2008 and 2007 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (503,659 and 508,909 for the three months and 503,659 and 416,409 for the six months ended December 31, 2008 and 2007, respectively). Also, excluded from the diluted earnings per share calculation for the three and six months ended December 31, 2008 were 819,285 shares of unvested restricted stock due to their anti-dilutive effect. Excluded from the diluted earnings per share calculation for the three months ended December 31, 2007 were 730,000 shares of unvested restricted stock due to their anti-dilutive effect.

3. Trade Receivables

	December 31,	June 30,
	2008	2008

Trade receivables	$38,869	$45,592
Less: allowance for doubtful accounts	(923)	(753)
	$37,946	$44,839

4. Inventories

	December 31,	June 30,
	2008	2008

Inventories on hand	$35,422	$32,187
Inventories in transit	2,517	4,626
Less: allowances	(1,193)	(697)
	$36,746	$36,116

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

     Comprehensive loss, net of income taxes, for the three and six months ended December 31, 2008 and 2007, respectively, is as follows:

	Three Months ended		Six Months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net (loss) income	$(696)	$(114)	$(1,022)	$246
Changes in foreign translation adjustments	(458)	39	(1,434)	(229)
Changes in fair value of interest rate swap contract	(331)	(147)	(283)	(339)
Comprehensive loss	$(1,485)	$(222)	$(2,739)	$(322)

     The deferred income tax asset related to the cumulative comprehensive losses was fully offset by a valuation allowance as of the beginning and end of the six month periods ended December 31, 2008 and 2007 and, therefore, the comprehensive income or loss for these periods had no income tax effect.

     Accumulated other comprehensive loss included in shareholders’ equity totaled $4.7 million and $2.9 million at December 31, 2008 and June 30, 2008, respectively, and consisted of foreign currency translation adjustments of $4.1 million and $2.6 million and changes in the fair value of interest rate swap contract of $.6 million and $.3 million.

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2008
Net sales to unaffiliated customers	$82,868	$26,815	$(575)	$109,108
Gross profit	3,782	2,785	—	6,567
Foreign currency transaction loss	—	390	—	390
Operating (loss) income	(853)	745	—	(108)
Interest expense	273	—	—	273
Income tax expense	3	312	—	315
Net (loss) income	(1,129)	433	—	(696)
Total assets at December 31, 2008	73,460	25,480	(12,964)	85,976

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2007
Net sales to unaffiliated customers	$88,383	$25,280	$(1,297)	$112,366
Gross profit	4,289	1,635	—	5,924
Foreign currency transaction gain	—	(13)	—	(13)
Operating (loss) income	(182)	456	—	274
Interest expense	446	—	—	446
Income tax expense (benefit)	2	(60)	—	(58)
Net (loss) income	(630)	516	—	(114)
Total assets at December 31, 2007	74,025	23,921	(12,479)	85,467

     Net sales by product category is as follows:

		Consumer	Wireless
For the three months	Micro-Computer	Electronics	Telephone	Handling
ended December 31,	Products	Products	Products	Revenue	Total
2008	$98,119	$9,345	$1,404	$240	$109,108
2007	102,798	7,686	1,676	206	112,366

     Approximately 36.9% and 41.8% of SED's net sales for the three months ended December 31, 2008 and 2007, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

		United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2008
Net sales to unaffiliated customers		$176,386	$54,927	$(1,487)	$229,826
Gross profit		8,287	4,830	—	13,117
Foreign currency transaction loss		—	1,272	—	1,272
Operating (loss) income		(516)	223	—	(293)
Interest expense		577	—	—	577
Income tax expense		10	142	—	152
Net (loss) income		(1,103)	81	—	(1,022)
Total assets at December 31, 2008		73,460	25,480	(12,964)	85,976

For the six months ended December 31, 2007
Net sales to unaffiliated customers		$191,192	$50,351	$(2,481)	$239,062
Gross profit		9,128	3,685	—	12,813
Foreign currency transaction loss		—	168	—	168
Operating income		349	973	—	1,322
Interest expense		954	—	—	954
Income tax expense		15	107	—	122
Net (loss) income		(620)	866	—	246
Total assets at December 31, 2007		74,025	23,921	(12,479)	85,467

Net sales by product category is as follows:

		Consumer	Wireless
For the six months	Micro-Computer	Electronics	Telephone	Handling
ended December 31,	Products	Products	Products	Revenue	Total
2008	$207,163	$18,283	$3,878	$502	$229,826
2007	221,491	13,389	3,742	440	239,062

     Approximately 42.0% and 38.9% of SED's net sales for the six months ended December 31, 2008 and 2007, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

7. Restricted Stock

     The Company’s stock option plan established in 1999 (the “1999 Plan”) also permits the grant of restricted stock awards. No restricted stock awards were granted or forfeited under the 1999 Plan during fiscal 2008 or the six months ended December 31, 2008. Also, no restricted stock awards were outstanding under the 1999 Plan at December 31, 2008. SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company. The value of the 2007 Restricted Stock Plan awards issued in fiscal 2008 was determined using the market price of the Company’s common stock on the grant date. The total compensation cost of the restricted stock awards over the four year vesting period is expected to be $940,000, net of $62,000 estimated forfeitures. The compensation cost of the restricted stock issued in fiscal 2008 is being amortized and expensed over a vesting period of four years. During the three and six months ended December 31, 2008, there were no restricted shares forfeited by employees and none were granted to employees. At

December 31, 2008, 705,000 shares of restricted stock were outstanding under the 2007 Plan and the related unrecognized compensation cost was $666,000 which SED expects to be recognized ratably over the next 34 months.

      On July 1, 2008, the Company issued 22,857 shares of restricted common stock to each of its five non-employee directors in accordance with the Company’s board compensation plan. Each of the non-employee directors entered into a restricted stock agreement with respect to his respective shares of restricted common stock (the “Restricted Stock Agreement”). The value of the director’s restricted stock awards was determined using the market price of the Company’s common stock on the grant date of $1.75. The shares issued to the non-employee directors will be subject to forfeiture prior to vesting and vest in equal amounts on the first and second anniversary dates of the issuance date. At December 31, 2008, 114,285 shares were outstanding and un-vested under the non-employee director’s Restrictive Stock Agreement. The total compensation cost of the restricted common stock over the two year vesting period is expected to be $200,000 with zero estimated forfeitures. The unrecognized compensation cost was $150,000 at December 31, 2008 which SED expects to be recognized ratably over the next 18 months.

     Compensation expense for share-based awards recognized in net (loss) income for the three and six months ended December 31, 2008 was $84,000 and $167,000 and for the three months and six months ended December 31, 2007 was $38,000 and $38,000, respectively.

     On July 1, 2008, the Company issued 125,000 shares of restricted common stock to a vendor, an accredited investor, for services. At December 31, 2008, these shares were outstanding and fully vested.

8. Credit Facility and Bank Debt

     On March 1, 2007, SED signed a three-year extension of a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia Agreement was originally entered into on September 21, 2005 with a term of three years. On January 10, 2008, SED elected to increase the Wachovia line of credit to $50.0 million. The Wachovia Agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventories as defined therein. Wachovia Bank was recently acquired by Wells Fargo Bank but the Company does not anticipate any negative effects due to the acquisition.

     Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00%, to the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of SED’s shares in its foreign subsidiaries, respectively.

     The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s unused availability is less than $3.5 million at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. The Wachovia Agreement also restricts SED’s ability to distribute cash dividends. As of December 31, 2008, the SED determined that it was in compliance with the Wachovia Agreement.

     Available borrowings under this Agreement, based on collateral limitations at December 31, 2008 were $15.8 million. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended December 31, 2008 were $19.6 million, $27.7 million and 4.9%, respectively. The weighted average interest rate on outstanding borrowings under this credit facility was 5.6% at December 31, 2008. Average borrowings, maximum borrowings and weighted average interest rate for the six months ended December 31, 2008 were $21.0 million, $27.7 million and 5.2%, respectively.

     The carrying value of all bank debt at December 31, 2008 approximates its fair value based on the variable market rates of interest on such bank debt. Outstanding Letters of Credit under the Wachovia Agreement totaled $1.2 million at December 31, 2008.

     On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15.0 million with a fixed rate of 4.54%. The fixed rates cited above do not include Wachovia's rate mark-up, currently 1.5%. The Company utilizes derivative financial instruments to reduce interest rate risk. The Company does not hold or issue derivative financial instruments for trading purposes. Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”), establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $603,000 at December 31, 2008 and is included in accrued expenses.

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

     As of December 30, 2008, pursuant to the Agreement, the plaintiff has withdrawn, with prejudice, each of the aforementioned litigation matters.

     On February 2, 2009, the Company settled the lawsuit it filed on June 19, 2006, in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591 (the “Levine Suit”). In the action, the Company asserted that Mr. Levine breached the terms of both his Confidentiality Agreement and Termination Agreement with SED International and requests that the court grant such equitable relief and damages as provided by law. In response, Mr. Levine denied the Company’s assertions, filed a third party complaint against the Company alleging a contractual right of indemnification based upon the bylaws of the Company. Mr. Levine had asked that the court award him costs, and attorney’s fees. On February 2, 2009, this case was settled amicably at a mediation hearing with no material impact to the Company.

     On March 18, 2008, Archbrook Laguna, LLC (“Archbrook”) filed a complaint in the United States District Court, District of New Jersey, Civil Action No. 08-1421 (the “New Jersey Suit”), captioned Archbrook Laguna, LLC v. New Age Electronics, Inc., SED International, Inc., Adam Carroll, Charles Marsh, Marshall Mizell and Lee Perlman (each a “Defendant” and, collectively, the “Defendants”). The complaint in the New Jersey Suit includes counts for Civil Conspiracy (Count I), Violation of the Robinson-Patman Act (Count II), Trade Libel (Count III), Commercial Disparagement (Count IV), Injurious Falsehood (Count V), Tortious Interference with Economic and Prospective Relations (Count VI), Violation of N.J. STAT. ANN. § 2C:41-2c and 2d (New Jersey RICO Statute – Counts VII and VIII), Misappropriation, Computer Misuse, Fraud and Abuse (Count IX), Breach of Contract / Tortious Interference (Count X against Defendant Mizell), Breach of Fiduciary Duty (Count XI against Defendant Marsh). Archbrook alleges that it is the victim of a concerted conspiracy by the Defendants to eliminate one of Archbrook’s business relationships with a large technology company and damage Archbrook’s business generally. The complaint in the New Jersey Suit alleges that Archbrook should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. The complaint also seeks an injunction precluding Defendants from acting in concert to continue the alleged acts. The Company has conducted an investigation into the allegations of the complaint and believes that the allegations against SED International are without merit. On June 3, 2008, the Company entered into a settlement agreement with Archbrook. As part of the agreement, Archbrook filed a motion to dismiss SED International from the lawsuit. However, on August 20, 2008, Archbrook asked the Court to terminate said motion to dismiss, based on allegations that SED International has intentionally destroyed information relevant to the case. The Court has treated this request as a withdrawal of Archbrook’s motion to dismiss. The Company has investigated these allegations and concluded that they lack merit. During December 2008, the Company participated in binding arbitration with Archbrook for the alleged breach of the settlement agreement in order to compel Archbrook to reinstate its motion to dismiss SED from the New Jersey lawsuit, and to recover all costs and attorney’s fees and any other damages incurred as a result of Archbrook’s withdrawal of the motion to dismiss. On February 5, 2009, the arbitrator rendered a decision in favor of the Company ordering Archbrook to re-file its motion to dismiss SED International from the New Jersey Suit with prejudice.

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

     We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy. The fair value, not in the Company’s favor, of the interest rate swap was $603,000 at December 31, 2008.

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

Overview

     SED is an international distributor of microcomputer products, including personal computers, printers and other peripherals, supplies, networking products, consumer electronics and wireless telephone products, serving value-added resellers and dealers throughout the United States and certain countries in Latin America.

Critical Accounting Policies and Estimates

     General. Management’s discussion and analysis of SED’s financial condition and results of operations are based upon SED’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to vendor programs and incentives, bad debts, inventories, investments and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

     Allowance for Doubtful Accounts. An allowance for uncollectible accounts has been established based on our collection experience and an assessment of the collectability of specific accounts. SED evaluates the collectability of accounts receivable based on a combination of factors. Initially, SED estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when SED becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. SED maintains a policy of writing off the accounts deemed to be uncollectible against the Allowance for Doubtful Accounts in its fourth quarter.

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

Results of Continuing Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	93.98%	94.73%	94.29%	94.64%
Gross profit	6.02%	5.27%	5.71%	5.36%
Operating expenses:
Selling, general and administrative expense	5.65%	4.93%	5.18%	4.64%
Depreciation and amortization expense	.11%	.11%	.10%	.10%
Foreign currency transaction loss (gain)	.36%	(.01)%	.56%	.07%
Total operating expenses	6.12%	5.03%	5.84%	4.81%
Operating (loss) income	(.10)%	.24%	(.13)%	.55%
Interest expense	.25%	.40%	.25%	.40%
(Loss) income before income taxes	(.35)%	(.16)%	(.38)%	.15%
Income tax expense (benefit)	.29%	(.05)%	.07%	.05%
(Loss) income	(.64)%	(.11)%	(.45)%	.10%

Three Months Ended December 31, 2008 and 2007

     Revenues. Total net sales for the three months ended December 31, 2008 decreased 2.9%, or $3.3 million, to $109.1 million as compared to $112.4 million for the three months ended December 31, 2007. Microcomputer product sales, excluding handling revenue, for the three months ended December 31, 2008 decreased 4.6% to $98.1 million compared to $102.8 million for the three months ended December 31, 2007. This was primarily due to a decrease in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the three months ended December 31, 2008 increased 21.6% to $9.3 million compared to $7.7 million for the three months ended December 31, 2007. This was primarily due to an increase in television sales and electronics sales from e-commerce. Wireless revenues for the three months ended December 31, 2008 decreased 16.2% to $1.4 million compared to $1.7 million for the three months ended December 31, 2007.

     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	December 31,		Change
	2008	2007	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$68.8	$65.4	$3.4	5.2%
Export	14.1	23.0	(8.9)	(38.7)%
Latin America	26.8	25.3	1.5	5.9%
Elimination	(.6)	(1.3)	.7	53.8%
Consolidated	$109.1	$112.4	$(3.3)	(2.9)%

     Domestic revenues were $68.8 million and $65.4 million for the three months ended December 31, 2008 and 2007, respectively. The increase was due to an increase in computer and consumer electronics sales. The aggregate of revenues from Export and Latin America was $40.3 million and $47.0 million for the three months ended December 31, 2008 and 2007, respectively. The decrease was due to a decline in sales of computer products, printers and consumable printer products.

     Sales of microcomputer products, including handling revenue, represented approximately 90.1% of SED’s second quarter net sales compared to 91.7% for the same period last year. Sales of consumer electronics products accounted for approximately 8.6% of SED’s second quarter net sales compared to 6.8% for the same period last year. Sales of wireless telephone products accounted for approximately 1.3% of SED’s second quarter net sales compared to 1.5% for the same period last year.

     Gross Profit Margins. Gross profit margin increased $643,000 to $6.6 million for the three months ended December 31, 2008, compared to $5.9 million for the same period last year. Gross profit as a percentage of net sales was 6.0% for the three months ended December 31, 2008 compared to 5.3% for the same period last year. The increase in gross profit margin was primarily due to (i) sales of higher margin products in the U.S. and (ii) higher margins on sales in Latin America due to the raising of selling prices to partially offset U.S. Dollar devaluation. Overall, SED continues to experience pricing pressure in selling products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense and foreign currency transaction losses, for the three months ended December 31, 2008 increased 11.2% to $6.2 million, compared to $5.5 million for the same period last year. The increase in selling, general and administrative expenses was primarily due from several factors including: (i) an increase of an aggregate of approximately $370,000 for professional fees and settlement costs related to negotiations with a group of shareholders and the Levine Suit, and for professional fees related to the New Jersey Suit ; (ii) an increase of approximately $45,000 in bank charges related to credit card, floor plan fees, and bank fees in Latin America; (iii) an increase of approximately $35,000 in credit and collection cost; (iv) an increase of approximately $40,000 in employee expenses related to mandated government salary increases in Latin America and additional headcounts in the consumer electronics sales force in the United States; and (v) a net increase of approximately $50,000 in shipping supply cost related to fulfillment orders.

     Depreciation and Amortization. Depreciation and amortization was $120,000 for each of the three months ended December 31, 2008 and 2007.

     Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries. The devaluation of the Latin American currencies versus the U.S. Dollar resulted in a foreign currency transaction loss totaling $390,000 for the three months ended December 31, 2008 as compared to a gain of $13,000 for the three months ended December 31, 2007.

     Interest Expense. Interest expense was $273,000 and $446,000 for the three months ended December 31, 2008 and 2007, respectively. This change resulted primarily from declining interest rates and lower average loan balances. The average loan balance decreased from $23.0 million to $19.6 million and the average interest rate dropped from 6.7% to 4.9% for the three months ended December 31, 2008 and 2007, respectively.

     Provision (Benefit) for Income Taxes. Income tax expense was $315,000 for the three months ended December 31, 2008 as compared to an income tax benefit of $58,000 for the three months ended December 31, 2007. The provision is primarily related to $745,000 of operating income generated by SED’s Latin American subsidiaries. The provision (benefit) for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and the benefit of the net operating loss carry forward.

Six Months Ended December 31, 2008 and 2007

     Revenues. Total net sales for the six months ended December 31, 2008 decreased 3.9%, or $9.2 million, to $229.8 million as compared to $239.1 million for the six months ended December 31, 2007. Microcomputer product sales, excluding handling revenue, for the six months ended December 31, 2008 decreased 6.5% to $207.2 million compared to $221.5 million for the six months ended December 31, 2007. This was primarily due to a decrease in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the six months ended December 31, 2008 increased 36.6% to $18.3 million compared to $13.4 million for the six months ended December 31, 2007. This was primarily due to an increase in television sales and electronics sales from e-commerce. Wireless revenues for the six months ended December 31, 2008 increased 3.6% to $3.9 million compared to $3.7 million for the six months ended December 31, 2007.

     Information concerning SED’s domestic and international revenues is summarized below:

	Six Months Ended
	December 31,		Change
	2008	2007	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$133.2	$146.1	$(12.9)	(8.8)%
Export	43.2	45.1	(1.9)	(4.2)%
Latin America	54.9	50.4	4.5	8.9%
Elimination	(1.5)	(2.5)	1.0	40.0%
Consolidated	$229.8	$239.1	$(9.3)	(3.9)%

     Domestic revenues were $133.2 million and $146.1 million for the six months ended December 31, 2008 and 2007, respectively. The decrease was due to a decline in computer and consumer electronics sales. The aggregate of revenues from Export and Latin America was $96.6 million and $93.0 million for the six months ended December 31, 2008 and 2007, respectively. The increase was due to an increase in sales of computer products, printers and consumable printer products.

     Sales of microcomputer products, including handling revenue, represented approximately 90.4% of net sales for the six months ended December 31, 2008 compared to 92.8% for the same period last year. Sales of consumer electronics products accounted for approximately 8.0% of net sales for the six months ended December 31, 2008 compared to 5.6% for the same period last year. Sales of wireless telephone products accounted for approximately 1.7% of net sales for the six months ended December 31, 2008 compared to 1.6% for the same period last year.

     Gross Profit Margins. Gross profit margin increased $304,000 to $13.1 million for the six months ended December 31, 2008, compared to $12.8 million in the same period last year. Gross profit as a percentage of net sales was 5.7% for the six months ended December 31, 2008 compared with 5.4% for the same period last year. The increase in gross profit margin was primarily due to (i) sales of higher margin products in the U.S. and (ii) higher margins on sales in Latin America due to the raising of selling prices to partially offset U.S. dollar devaluation. Overall, SED continues to experience pricing pressure in selling products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense and foreign currency transaction losses, for the six months ended December 31, 2008 increased 7.3% to $11.9 million, compared to $11.1 million for the same period last year. The increase in selling, general and administrative expenses was primarily due from several factors including: (i) an increase of an aggregate of approximately $460,000 for professional fees and settlement cost related to negotiations with a group of shareholders and the Levine Suit, for professional fees related to the New Jersey Suit; (ii) an increase of approximately $42,000 in Sarbanes-Oxley compliance cost; (iii) an increase of approximately $67,000 in bank charges; (iv) a decrease of approximately $187,000 in credit and collection cost; (v) an increase of approximately $300,000 in employee expenses related to mandated government salary increases in Latin America and additional headcounts in the consumer electronics sales force in the United States; and (vi) a net increase of approximately $50,000 in shipping supply cost related to fulfillment orders.

     Depreciation and Amortization. Depreciation and amortization was $239,000 and $235,000 for each of the six months ended December 31, 2008 and 2007, respectively.

     Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries. The devaluation of the Latin American currencies vs. the U.S. Dollar resulted in a foreign currency transaction loss totaling $1,272,000 for the six months ended December 31, 2008 as compared to a loss of $168,000 for the six months ended December 31, 2007.

     Interest Expense. Interest expense was $577,000 and $954,000 for the six months ended December 31, 2008 and 2007, respectively. This change resulted primarily from declining interest rates and lower average loan balances. The average loan balance decreased from $24.9 million to $21.0 million and the average interest rate decreased from 6.9% to 5.2% for the six months ended December 31, 2008 and 2007, respectively.

     Provision for Income Taxes. Income tax expense was $152,000 for the six months ended December 31, 2008 as compared to an income tax expense of $122,000 for the six months ended December 31, 2007. The provision is primarily related to $223,000 operating income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit of the net operating loss carry forward.

Financial Condition and Liquidity

     Overview. At December 31, 2008, SED had cash and cash equivalents totaling $5.9 million and working capital of approximately $17.0 million. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facility with Wachovia Bank, National Association. SED’s accounts receivable and inventories collateralize SED’s borrowings. The Wachovia credit facility provides SED with a $50.0 million line of credit through September 2011. SED’s availability under this credit facility was approximately $15.8 million, after deducting $1.2 million in reserves for outstanding Letters of Credit. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of December 31, 2008, SED was in compliance with the requirements of the Wachovia credit facility agreement and has no reason to believe that it will not remain in compliance.

     SED derives a substantial portion of its operating income and cash flows from its foreign subsidiaries and, due to certain bank and other regulations in the countries where they operate, relies on such cash flows to satisfy its foreign obligations. While SED continues operations in Latin America, management believes that domestic banking agreements and international monetary restrictions may limit SED’s ability to transfer cash between its domestic and international subsidiaries.

     SED has no off-balance sheet arrangements or transactions involving special purpose entities.

     Operating Activities. Cash provided by operating activities was approximately $4.0 million for the six months ended December 31, 2008 as compared to approximately $4.8 million provided by operating activities for the six months ended December 31, 2007.

     Net trade receivables were $37.9 million at December 31, 2008 and $44.8 million at June 30, 2008. The decrease in trade receivables is a result of lower sales in December 2008 as compared to June 2008. Average days sales outstanding at December 31, 2008 were approximately 32.0 days as compared to 35.4 days at June 30, 2008.

     Net inventories increased $600,000 to $36.7 million at December 31, 2008 from $36.1 million at June 30, 2008. SED continues to monitor and adjust inventory levels according to current and projected sales volumes.

     Other current assets decreased to $4.2 million at December 31, 2008 from $6.5 million at June 30, 2008. This was due to conversion of tax receivables in Latin America to Savings Bonds.

     Trade accounts payable increased by approximately $200,000 to $46.2 million at December 31, 2008 compared to $46.0 million at June 30, 2008.

     Financing Activities. Net borrowings under the Wachovia credit facility decreased by approximately $1.7 million to $17.1 million at December 31, 2008 compared to $18.8 million at June 30, 2008.

     There have been no material changes to obligations and/or commitments since the end of the last fiscal year. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates because SED is not able to determine the aggregate amount of such purchase orders or contracts that are binding obligations. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. As of December 31, 2008, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

     Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. There can be no assurance that all of the aforementioned sources of capital will be available to SED when needed. For example, SED’s creditors may tighten their lending standards and SED may find it necessary to tighten credit availability standards to its customers due to the general weakening of the economic environment. However, SED believes that funds generated from operations, together with its Wachovia credit facility, subsidiary bank credit agreements, vendor credit lines, and current cash and cash equivalents will be sufficient to support its working capital and liquidity requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     A smaller reporting company is not required to provide the information required by this item.

ITEM 4T. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures

     Our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     (b) Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

     As of December 30, 2008, pursuant to the Agreement, the plaintiff has withdrawn, with prejudice, each of the aforementioned litigation matters.

     On February 2, 2009, the Company settled the lawsuit it filed on June 19, 2006, in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine, Civil Action file no. 2006-CV-118591 (the “Levine Suit”). In the action, the Company asserted that Mr. Levine breached the terms of both the Confidentiality Agreement and Termination Agreement with SED International and requests that the court grant such equitable relief and damages as provided by law. In response, Mr. Levine denied the Company’s assertions, filed a third party complaint against the Company alleging a contractual right of indemnification based upon the bylaws of the Company. Mr. Levine had asked that the court award him costs, and attorney’s fees. On February 2, 2009, this case was settled amicably at a mediation hearing with no material impact to the Company.

     On March 18, 2008, Archbrook Laguna, LLC (“Archbrook”) filed a complaint in the United States District Court, District of New Jersey, Civil Action No. 08-1421 (the “New Jersey Suit”), captioned Archbrook Laguna, LLC v. New Age Electronics, Inc., SED International, Inc., Adam Carroll, Charles Marsh, Marshall Mizell and Lee Perlman (each a “Defendant” and, collectively, the “Defendants”). The complaint in the New Jersey Suit includes counts for Civil Conspiracy (Count I), Violation of the Robinson-Patman Act (Count II), Trade Libel (Count III), Commercial Disparagement (Count IV), Injurious Falsehood (Count V), Tortious Interference with Economic and Prospective Relations (Count VI), Violation of N.J. STAT. ANN. § 2C:41-2c and 2d (New Jersey RICO Statute – Counts VII and VIII), Misappropriation, Computer Misuse, Fraud and Abuse (Count IX), Breach of Contract / Tortious Interference (Count X against Defendant Mizell), Breach of Fiduciary Duty (Count XI against Defendant Marsh). Archbrook alleges that it is the victim of a concerted conspiracy by the Defendants to eliminate one of Archbrook’s business relationships with a large technology company and damage Archbrook’s business generally. The complaint in the New Jersey Suit alleges that Archbrook should be entitled to, among other things, compensatory damages, punitive damages, attorney fees and expenses. The complaint also seeks an injunction precluding Defendants from acting in concert to continue the alleged acts. The Company has conducted an investigation into the allegations of the complaint and believes that the allegations against SED International are without merit. On June 3, 2008, the Company entered into a settlement agreement with Archbrook. As part of the agreement, Archbrook filed a motion to dismiss SED International from the lawsuit. However, on August 20, 2008, Archbrook asked the Court to terminate said motion to dismiss, based on allegations that SED International has intentionally destroyed information relevant to the case. The Court has treated this request as a withdrawal of Archbrook’s motion to dismiss. The Company has investigated these allegations and concluded that they lack merit. During December 2008, the Company participated in binding arbitration with Archbrook for the alleged breach of the settlement agreement in order to compel Archbrook to reinstate its motion to dismiss SED from the New Jersey lawsuit, and to recover all costs and attorney’s fees and any other damages incurred as a result of Archbrook’s withdrawal of the motion to dismiss. On February 5, 2009, the arbitrator rendered a decision in favor of the Company ordering Archbrook to re-file its motion to dismiss SED International from the New Jersey Suit with prejudice.

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

None.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

      The 2008 Annual Meeting of the Shareholders of SED was held on January 20, 2009 at its principal executive offices in Tucker, Georgia. On the December 10, 2008 record date for the annual meeting 4,823,141 shares of Common Stock were outstanding and eligible to vote.

     The shareholders of SED were asked to vote on the following proposals: (i) the election of four director nominees to the Board (the “Election of Directors”); (ii) an amendment to SED’s Articles of Incorporation (the “Charter”) to declassify the Board subsequent to the annual meeting (the “Declassification Amendment”); (iii) an amendment to the Charter and SED’s Bylaws (the “Bylaws”) to allow shareholders holding not less than 66 2/3% of the outstanding shares of Common Stock to take action by written consent (the “Shareholder Consent Amendment”); and (iv) the appointment of J.H. Cohn LLP as SED’s independent auditors for the fiscal year ending June 30, 2009 (the “Approval of Auditors”). The shareholders adopted all of the proposals. The vote tabulation with respect to each proposal is as follows:

1. The Election of Directors:

		VOTES
NAME	FOR	WITHHELD
Melvyn I. Cohen	2,696,180	44,762
Jean Diamond	2,236,228	504,714
Samuel A. Kidston	2,732,067	8,875
J.K. Hage III	2,732,067	8,875

2.  The Declassification Amendment:

VOTES
FOR	AGAINST	ABSTAIN
2,734,117	6,825	0

3.  The Shareholder Consent Amendment:

	VOTES
FOR	AGAINST	ABSTAIN
2,716,934	23,558	450

4.  Approval of Auditors:

	VOTES
FOR	AGAINST	ABSTAIN
2,528,175	43,142	169,625

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

Exhibits	Description
10.1	Employment Agreement between SED International Holdings, Inc. and Barry
Diamond. (1)
10.2	Amended and Restated Employment Agreement between SED International
Holdings, Inc. and Jonathan Elster dated November 20, 2008 (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
32.1	Section 1350 Certification by Principal Executive Officer.
32.2	Section 1350 Certification by Principal Financial Officer.
(1)	Incorporated herein by reference to Exhibits 10.1 and 10.2 from the Company’s Current Report on Form 8-K filed on November 24, 2008.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
     (Registrant)

Date: February 13, 2009

/s/ Jean Diamond
Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2009

/s/ Lyle Dickler
Lyle Dickler
Chief Financial Officer
(Principal Financial and Accounting Officer)