Form 10-Q
period 2009-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2009-05-14
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

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

Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 1, 2009 was 4,876,811 shares.

SED International Holdings, Inc. and Subsidiaries

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. We undertake no obligation to revise or update publicly any forward-looking statements for any reason. The terms “we”, “our”, “us”, or any derivative thereof, as used herein refer to SED International Holdings, Inc. and Subsidiaries.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	March 31, 2009	June 30, 2008

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,419	$4,086
Trade receivables, net	46,729	44,839
Inventories, net	39,241	36,116
Deferred income taxes, net	281	260
Other current assets	2,680	6,482
Total current assets	94,350	91,783
Property and equipment, net	800	1,044
Total assets	$95,150	$92,827

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$48,546	$45,986
Accrued and other current liabilities	5,915	7,732
Revolving credit facility	24,075	18,837
Total liabilities	78,536	72,555

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized: 129,500
shares, none issued	—	—

Common stock, $.01 par value; 100,000,000 shares
authorized; 6,571,302 issued and 4,876,811
shares outstanding at March 31, 2009 and
6,278,347 issued and 4,583,856 shares
outstanding at June 30, 2008	66	63
Additional paid-in capital	69,056	68,681
Accumulated deficit	(33,714)	(32,443)
Accumulated other comprehensive loss	(5,707)	(2,942)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)
Total shareholders’ equity	16,614	20,272
Total liabilities and shareholders’ equity	$95,150	$92,827

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	$115,920	$124,469	$345,746	$363,531
Cost of sales	109,394	118,062	326,103	344,311
Gross profit	6,526	6,407	19,643	19,220
Operating expenses:
Selling, general and administrative expense	5,580	5,918	17,480	17,006
Depreciation and amortization expense	121	119	360	354
Foreign currency transaction loss (gain)	835	(305)	2,106	(137)
Total operating expenses	6,536	5,732	19,946	17,223
Operating (loss) income	(10)	675	(303)	1,997
Interest (income) expense:
Interest (income)	(90)	—	(90)	—
Interest expense	303	382	880	1,336
Interest, net	213	382	790	1,336
(Loss) income before income taxes	(223)	293	(1,093)	661
Income tax expense	26	249	178	371
Net (loss) income	$(249)	$44	$(1,271)	$290

Basic and diluted (loss) income per common share	$(.06)	$.01	$(.32)	$.07

Weighted average number of shares outstanding:
Basic	4,004,000	3,879,000	4,004,000	3,879,000
Diluted	4,004,000	4,008,000	4,004,000	3,967,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	March 31,
	2009	2008
Operating activities:
Net (loss) income	$(1,271)	$290
Adjustments to reconcile net (loss) income to net cash
provided by (used in) operating activities:
Depreciation and amortization	360	354
Deferred tax assets	(26)	—
Stock compensation	260	96
Changes in operating assets and liabilities:
Trade accounts receivable, net of provision	(4,406)	4,197
Inventories	(5,623)	799
Other assets	3,224	2,243
Trade accounts payable	6,379	(3,847)
Accrued and other current liabilities	(1,882)	(2,069)
Net cash (used in) provided by operating activities	(2,985)	2,063
Investing activities: Purchase of equipment	(142)	(320)
Financing activities: Net borrowings under revolving credit facility	5,387	1,518
Effect of exchange rate changes on cash and cash equivalents	(927)	329
Net increase in cash and cash equivalents	1,333	3,590
Cash and cash equivalents:
Beginning of period	4,086	3,356
End of period	$5,419	$6,946

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the Condensed Consolidated Statement of Cash Flows for the nine months ended March 31, 2008 have been reclassified to conform with the current period’s presentation. Operating results for the three and nine months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2009, or any other interim period. The June 30, 2008 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2008.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2008.

2. (Loss) Earnings per Common Share

     Basic (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted (loss) earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per common share for the three and nine months ended March 31, 2008 are the dilutive effect of options to purchase 92,500 shares of common stock. Also, included in diluted earnings for the nine months ended March 31, 2008 is the dilutive effect of 695,000 shares of unvested restricted stock.

     Diluted earnings per common share for the three and nine months ended March 31, 2009 and 2008 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (503,659 and 416,409 for the three and nine months ended March 31, 2009 and 2008, respectively). Also, excluded from the diluted earnings (loss) per share calculation for the three and nine months ended March 31, 2009 were 872,975 shares of unvested restricted stock due to their anti-dilutive effect.

3. Trade Receivables

	March 31,	June 30,
	2009	2008

Trade receivables	$47,785	$45,592
Less: allowance for doubtful accounts	(1,056)	(753)
	$46,729	$44,839

4. Inventories

	March 31,	June 30,
	2009	2008

Inventories on hand	$36,314	$32,187
Inventories in transit	3,702	4,626
Less: allowances	(775)	(697)
	$39,241	$36,116

5. Comprehensive (Loss) Income

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

     Comprehensive (loss) income, net of income taxes, for the three and nine months ended March 31, 2009 and 2008, respectively, is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2009	2008	2009	2008
Net (loss) income	$(249)	$44	$(1,271)	$290
Changes in foreign currency translation adjustments	(968)	758	(2,402)	529
Changes in fair value of interest rate swap contract	(80)	(283)	(363)	(622)
Comprehensive (loss) income	$(1,297)	$519	$(4,036)	$197

     The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the nine month periods ended March 31, 2009 and 2008 and, therefore, the comprehensive income or loss for these periods had no income tax effect.

     Accumulated other comprehensive loss included in shareholders’ equity totaled $5.7 million and $2.9 million at March 31, 2009 and June 30, 2008, respectively, and consisted of foreign currency translation adjustments of $5.0 million and $2.6 million, respectively, and changes in the fair value of interest rate swap contract of $.7 million and $.3 million, respectively.

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2009
Net sales to unaffiliated customers	$94,003	$22,769	$(852)	$115,920
Gross profit	$4,483	$2,043	—	$6,526
Foreign currency transaction loss	—	$835	—	$835
Operating (loss) income	$(16)	$6	—	$(10)
Interest income	—	$(90)	—	$(90)
Interest expense	$267	$36	—	$303
Income tax expense	$9	$17	—	$26
Net (loss) income	$(292)	$43	—	$(249)
Total assets at March 31, 2009	$84,451	$23,542	$(12,843)	$95,150

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2008
Net sales to unaffiliated customers	$99,173	$26,434	$(1,138)	$124,469
Gross profit	$4,745	$1,662	—	$6,407
Foreign currency transaction gain	—	$(305)	—	$(305)
Operating income	$163	$512	—	$675
Interest expense	$379	$3	—	$382
Income tax expense	$1	$248	—	$249
Net (loss) income	$(217)	$261	—	$44
Total assets at March 31, 2008	$78,078	$25,939	$(13,433)	$90,584

     Net sales by product category is as follows:

		Consumer	Wireless
For the three months	Micro-Computer	Electronics	Telephone	Handling
ended March 31,	Products	Products	Products	Revenue	Total
2009	$ 103,232	$ 11,371	$ 1,086	$ 231	$ 115,920
2008	$ 114,414	$ 7,579	$ 2,250	$ 226	$ 124,469

     Approximately 35.9% and 41.3% of SED’s net sales for the three months ended March 31, 2009 and 2008, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2009
Net sales to unaffiliated customers	$270,389	$77,696	$(2,339)	$345,746
Gross profit	$12,770	$6,873	—	$19,643
Foreign currency transaction loss	—	$2,106	—	$2,106
Operating (loss) income	$(532)	$229	—	$(303)
Interest income	—	$(90)	—	$(90)
Interest expense	$844	$36	—	$880
Income tax expense	$19	$159	—	$178
Net (loss) income	$(1,395)	$124	—	$(1,271)
Total assets at March 31, 2009	$84,451	$23,542	$(12,843)	$95,150

For the nine months ended March 31, 2008
Net sales to unaffiliated customers	$290,365	$76,785	$(3,619)	$363,531
Gross profit	$13,873	$5,347	—	$19,220
Foreign currency transaction gain	—	$(137)	—	$(137)
Operating income	$512	$1,485	—	$1,997
Interest expense	$1,333	$3	—	$1,336
Income tax expense	$16	$355	—	$371
Net (loss) income	$(837)	$1,127	—	$290
Total assets at March 31, 2008	$78,078	$25,939	$(13,433)	$90,584

     Net sales by product category is as follows:

		Consumer	Wireless
For the nine months	Micro-Computer	Electronics	Telephone	Handling
ended March 31,	Products	Products	Products	Revenue	Total
2009	$ 310,395	$ 29,654	$ 4,964	$ 733	$ 345,746
2008	$ 335,906	$ 20,968	$ 5,991	$ 666	$ 363,531

     Approximately 40% and 39.7% of SED’s net sales for the nine months ended March 31, 2009 and 2008, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

7. Restricted Stock

     The Company’s stock option plan established in 1999 (the “1999 Plan”) also permits the grant of restricted stock awards. No restricted stock awards were granted or forfeited under the 1999 Plan during fiscal 2008 or the nine months ended March 31, 2009. Also, no restricted stock awards were outstanding under the 1999 Plan at March 31, 2009. SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company. During fiscal 2008, the Company issued 762,500 restricted shares under the 2007 Plan of which 57,500 shares were forfeited, leaving 705,000 shares outstanding at June 30, 2008. The value of the 2007 Plan awards issued in fiscal 2008 was determined using the market price of the Company’s common stock on the grant date. The total compensation cost of the restricted stock awards over the four year vesting period is expected to be $940,000, net of $62,000 estimated forfeitures. The compensation cost of the restricted stock issued in fiscal 2008 is being amortized and expensed over a vesting period of four years. During the three and nine months ended March 31, 2009, there were no restricted shares forfeited by employees and none were granted to employees. At March 31, 2009, 705,000 shares of restricted stock were outstanding under the 2007 Plan and the related unrecognized compensation cost was $607,000 which SED expects to be recognized ratably over the next 31 months.

     On July 1, 2008, the Company issued 22,857 shares of restricted common stock to each of its five non-employee directors in accordance with the Company’s board compensation plan. On January 1, 2009, the Company issued 26,845 shares of restricted common stock to each of its two newly elected non-employee directors in accordance with the Company’s board compensation plan. Each of the non-employee directors entered into a restricted stock agreement with respect to his respective shares of restricted common stock (the “Restricted Stock Agreement”). The value of the director’s restricted stock awards was determined using the market price of the Company’s common stock on the grant date of $1.75 for the July 1, 2008 shares and $1.49 for the January 1, 2009 shares. The shares issued to the non-employee directors will be subject to forfeiture prior to vesting and vest in equal amounts on the first and second anniversary dates of the issuance date. At March 31, 2009, 167,975 shares were outstanding and un-vested under the non-employee director’s Restrictive Stock Agreement. The total compensation cost of the restricted common stock over the two year vesting periods is expected to be $280,000 with zero estimated forfeiture. The unrecognized compensation cost was $196,000 at March 31, 2009 which SED expects to be recognized ratably over the vesting periods.

     Compensation expense for share-based awards recognized in net (loss) income for the three and nine months ended March 31, 2009 was $92,000 and $260,000 and for the three months and nine months ended March 31, 2008 was $58,000 and $96,000, respectively.

     On July 1, 2008, the Company issued 125,000 shares of restricted common stock to a vendor, an accredited investor, for services. At March 31, 2009, these shares were outstanding and fully vested.

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

     Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The per annum interest rates available are LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of SED’s shares in its foreign subsidiaries, respectively.

     The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s unused availability is less than $3.5 million at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. The Wachovia Agreement also restricts SED’s ability to distribute cash dividends. As of March 31, 2009, SED determined that it was in compliance with the Wachovia Agreement.

     During February, 2009, SED Colombia signed a one-year $2.5 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 13.7% per annum. SED is using the line to reduce the effect of devaluation by converting the loan to USD and taking vendor early pay cash discounts with certain vendors.

     Available borrowings under these credit facilities at March 31, 2009 were $17.1 million under the Wachovia Agreement, after deducting $1.1 million in reserves for outstanding letters of credit, and $1.6 million under the Banco de Credito line of credit. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended March 31, 2009 were $20.1 million, $27.9 million and 5.38%, respectively. The weighted average interest rate on outstanding borrowings under the credit facilities was 5.2% at March 31, 2009. Average borrowings, maximum borrowings and weighted average interest rate for the nine months ended March 31, 2009 were $20.7 million, $27.9 million and 5.28%, respectively.

     The carrying value of all bank debt at March 31, 2009 approximates its fair value based on the variable market rates of interest on such bank debt.

     On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20% . On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15.0 million with a fixed rate of 4.54% . On March 26, 2009, the swap agreement was amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95% . The fixed rates cited do not include Wachovia’s markup, 1.5% as of March 31, 2009.

      The Company utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $683,000 at March 31, 2009 and is included in accrued expenses. The Company does not hold or issue derivative financial instruments for trading purposes.

9. Legal Proceedings

     On September 5, 2008, pursuant to a Settlement Agreement and General Release (the “Agreement”) the Company settled all of the lawsuits brought by Mark Diamond, son of Jean Diamond, the Chairman and CEO of the Company, against the Company, its domestic subsidiaries and certain of its directors. The Agreement covers and fully resolves all claims that have been or could have been brought in the preceding litigations and also covers all appeals and proceedings related thereto. Under the Agreement, the Company (i) paid Mark Diamond the sum of $2.1 million, of which $325,000 was recovered from its insurance carriers; and (ii) agreed to issue 200,000 shares of restricted common stock to an irrevocable trust to be established by Mark Diamond for the benefit of his children. The Company has not yet issued the shares because the irrevocable trust has not been established. All of these lawsuits have been dismissed with prejudice.

     On February 2, 2009, the Company settled the lawsuit it filed on June 19, 2006, in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine with no material impact to the Company.

     On February 5, 2009, pursuant to a binding arbitration proceeding between the Company and Archbrook Laguna, LLC (“Archbrook”), Archbrook was ordered by the Arbitrator to dismiss, with prejudice, SED International from the lawsuit Archbrook had filed in March 2008 in the United States District Court, District of New Jersey.

10. Fair Value of Financial Instruments

     Effective July 1, 2008, the Company adopted the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”) which applies to financial assets and liabilities that are being measured and reported on a fair value basis and expands disclosures about fair value measurements. SFAS No. 157 establishes a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in Level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability. The implementation of SFAS No. 157 for financial assets and financial liabilities, effective July 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We have not applied the provisions of SFAS No. 157 to non-financial assets and liabilities, such as our property and equipment, which is measured at fair value for impairment assessment. We will apply the provisions of SFAS No. 157 to these assets and liabilities, beginning July 1, 2009, in accordance with Financial Accounting Standards Board Staff Position No. 157-2, “Effective Date of FASB Statement No. 157”.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates.

     We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap (see note 8.). This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable. The fair value, not in the Company’s favor, of the interest rate swap was $683,000 at March 31, 2009.

11. New Accounting Pronouncements

     In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to none-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS No. 141(R) and SFAS No. 160 will be effective for the Company during our fiscal year beginning July 1, 2009.

     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 will be effective for the Company beginning July 1, 2009. Early application is encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have a material impact on the disclosures in the Company’s consolidated financial statements.

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

Results of Continuing Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.37%	94.85%	94.32%	94.71%
Gross profit	5.63%	5.15%	5.68%	5.29%
Operating expenses:
Selling, general and administrative expense	4.82%	4.75%	5.06%	4.68%
Depreciation and amortization expense	.10%	.10%	.10%	.10%
Foreign currency transaction loss (gain)	.72%	(.24)%	.61%	(.04)%
Total operating expenses	5.64%	4.61%	5.77%	4.74%
Operating (loss) income	(.01)%	.54%	(.09)%	.55%
Interest (income) expense:
Interest income	(.08)%	.00%	(.02)%	.00%
Interest expense	.26%	.31%	.25%	.37%
Interest, net	.18%	.31%	.23%	.37%
(Loss) income before income taxes	(.19)%	.23%	(.32)%	.18%
Income tax expense	.02%	.20%	.05%	.10%
Net (loss) income	(.21)%	.03%	(.37)%	.08%

Three Months Ended March 31, 2009 and 2008

     Revenues. Total net sales for the three months ended March 31, 2009 decreased 6.9%, or $8.5 million, to $115.9 million as compared to $124.5 million for the three months ended March 31, 2008. Microcomputer product sales, excluding handling revenue, for the three months ended March 31, 2009 decreased 9.8% to $103.2 million compared to $114.4 million for the three months ended March 31, 2008. This was primarily due to a decrease in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the three months ended March 31, 2009 increased 50.0% to $11.4 million compared to $7.6 million for the three months ended March 31, 2008. This was primarily due to an increase in television sales and electronics sales from e-commerce. Wireless revenues for the three months ended March 31, 2009 decreased 51.7% to $1.1 million compared to $2.3 million for the three months ended March 31, 2008.

     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended
	March 31,		Change
	2009	2008	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$74.3	$73.1	$1.2	1.6%
Export	19.7	26.1	(6.4)	(24.5)%
Latin America	22.8	26.4	(3.6)	(13.6)%
Elimination	(.9)	(1.1)	.2	(18.2)%
Consolidated	$115.9	$124.5	$(8.6)	(6.9)%

     Domestic revenues were $74.3 million and $73.1 million for the three months ended March 31, 2009 and 2008, respectively. The increase was due to an increase in computer and consumer electronics sales. Export revenues, net of eliminations, were $18.8 million and $25.0 million for the three months ended March 31, 2009 and 2008, respectively. The decrease was due to a decline in sales of computer products, printers and consumable printer products due to declining economic conditions. Latin America sales as measured in local currencies increased 6.2% due to an increase in sales of computer products, printers and consumable printer products as compared to a decrease of 13.6% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $22.8 million and $26.4 million for the three months ended March 31, 2009 and 2008, respectively.

     Sales of microcomputer products, including handling revenue, represented approximately 89.3% of SED’s third quarter net sales compared to 92.1% for the same period last year. Sales of consumer electronics products accounted for approximately 9.8% of SED’s third quarter net sales compared to 6.1% for the same period last year. Sales of wireless telephone products accounted for approximately .9% of SED’s third quarter net sales compared to 1.8% for the same period last year.

     Gross Profit Margins. Gross profit margin increased $119,000 to $6.5 million for the three months ended March 31, 2009, compared to $6.4 million for the same period last year. Gross profit as a percentage of net sales was 5.6% for the three months ended March 31, 2009 compared to 5.1% for the same period last year. The increase in gross profit margin was primarily due to higher margins on sales in Latin America due to the raising of selling prices to partially offset U.S. Dollar devaluation. Overall, SED continues to experience pricing pressure in selling products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense and foreign currency transaction losses, for the three months ended March 31, 2009 decreased 5.7% to $5.6 million, compared to $5.9 million for the same period last year. The net decrease in selling, general and administrative expenses was primarily due to several factors including: (i) an increase of an aggregate of approximately $175,000 for professional fees and settlement costs related to negotiations with a group of shareholders and the Levine Suit, and for professional fees related to the New Jersey Suit; (ii) an increase of approximately $41,000 in credit and collection cost; (iii) a decrease of approximately $280,000 in employee expenses related to a one time expense in the prior year for a departed executive and an additional $240,000 in savings in the current year, mostly from company wide staff reductions.

     Depreciation and Amortization. Depreciation and amortization was $121,000 for the three months ended March 31, 2009 compared with $119,000 for the same period last year.

     Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The devaluation of the Latin American currencies versus the U.S. Dollar resulted in a foreign currency transaction loss totaling $835,000 for the three months ended March 31, 2009 as compared to a gain of $305,000 for the three months ended March 31, 2008.

     Interest Income. Interest income was $90,000 for the three months ended March 31, 2009.

     Interest Expense. Interest expense was $303,000 and $382,000 for the three months ended March 31, 2009 and 2008, respectively. This change resulted primarily from lower interest rates and lower average loan balances.

     Provision for Income Taxes. Income tax expense was $26,000 for the three months ended March 31, 2009 as compared to an income tax expense of $249,000 for the three months ended March 31, 2008. The provision is primarily related to operating income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and the benefit of the net operating loss carry forward.

Nine months ended March 31, 2009 and 2008

     Revenues. Total net sales for the nine months ended March 31, 2009 decreased 4.9%, or $17.8 million, to $345.7 million as compared to $363.5 million for the nine months ended March 31, 2008. Microcomputer product sales, excluding handling revenue, for the nine months ended March 31, 2009 decreased 7.6% to $310.1 million compared to $335.9 million for the nine months ended March 31, 2008. This was primarily due to a decrease in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the nine months ended March 31, 2009 increased 41.4% to $29.7 million compared to $21.0 million for the nine months ended March 31, 2008. This was primarily due to an increase in television sales and electronics sales from e-commerce. Wireless revenues for the nine months ended March 31, 2009 decreased 17.2% to $5.0 million compared to $6.0 million for the nine months ended March 31, 2008.

     Information concerning SED’s domestic and international revenues is summarized below:

	Nine Months Ended
	March 31,		Change
	2009	2008	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$207.5	$219.1	$(11.6)	(5.3)%
Export	62.9	71.2	(8.3)	(11.7)%
Latin America	77.7	76.8	.9	1.2%
Elimination	(2.4)	(3.6)	1.2	33.3%
Consolidated	$345.7	$363.5	$(17.8)	(4.9)%

     Domestic revenues were $207.5 million and $219.1 million for the nine months ended March 31, 2009 and 2008, respectively. The decrease was due to a decline in computer sales. Export revenues, net of eliminations, were $60.5 million and $67.6 million for the nine months ended March 31, 2009 and 2008, respectively. The decrease was due to a decrease in sales of computer products, printers and consumable printer products due to declining economic conditions. Latin America sales as measured in local currencies increased 10.0%, due to an increase in sales of computer products, printers and consumable printer products as compared to a decrease of 4.3% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $77.7 million and $76.8 million for the nine months ended March 31, 2009 and 2008, respectively.

     Sales of microcomputer products, including handling revenue, represented approximately 90.0% of net sales for the nine months ended March 31, 2009 compared to 92.6% for the same period last year. Sales of consumer electronics products accounted for approximately 8.6% of net sales for the nine months ended March 31, 2009 compared to 5.8% for the same period last year. Sales of wireless telephone products accounted for approximately 1.4% of net sales for the nine months ended March 31, 2009 compared to 1.6% for the same period last year.

     Gross Profit Margins. Gross profit margin increased $423,000 to $19.6 million for the nine months ended March 31, 2009, compared to $19.2 million in the same period last year. Gross profit as a percentage of net sales was 5.7% for the nine months ended March 31, 2009 compared with 5.3% for the same period last year. The increase in gross profit margin was primarily due to (i) sales of higher margin products in the U.S. and (ii) higher margins on sales in Latin America due to the raising of selling prices to partially offset U.S. dollar devaluation. Overall, SED continues to experience pricing pressure in selling products.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense and foreign currency transaction losses, for the nine months ended March 31, 2009 increased 2.8% to $17.5 million, compared to $17.0 million for the same period last year. The increase in selling, general and administrative expenses was primarily due to several factors including: (i) an increase of an aggregate of approximately $700,000 for professional fees and settlement cost related to negotiations with a group of shareholders and the Levine Suit, for professional fees related to the New Jersey Suit; (ii) an increase of approximately $60,000 in bank charges; (iii) a decrease of approximately $150,000 in credit and collection cost; (iv) an increase of approximately $220,000 in Latin America employee expenses mostly related to mandated government salary increases, a decrease of $280,000 in employee expenses related to a one time expense in the prior year for a departed executive, an additional decrease of approximately $100,000 mostly related to company staffing reductions and an additional $100,000 decrease in salesperson wage expense in the US.

     Depreciation and Amortization. Depreciation and amortization was $360,000 and $354,000 for each of the nine months ended March 31, 2009 and 2008, respectively.

     Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries. The devaluation of the Latin American currencies vs. the U.S. Dollar resulted in a foreign currency transaction loss totaling $2.1 million for the nine months ended March 31, 2009 as compared to a gain of $137,000 for the nine months ended March 31, 2008.

     Interest Income. Interest income was $90,000 for the nine months ended March 31, 2009.

     Interest Expense. Interest expense was $.9 million and $1.3 million for the nine months ended March 31, 2009 and 2008, respectively. This change resulted primarily from declining interest rates and lower average loan balances.

     Provision for Income Taxes. Income tax expense was $178,000 for the nine months ended March 31, 2009 as compared to an income tax expense of $371,000 for the nine months ended March 31, 2008. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit of the net operating loss carry forward.

Financial Condition and Liquidity

     Overview. At March 31, 2009, SED had cash and cash equivalents totaling $5.4 million and working capital of approximately $15.8 million. At March 31, 2009, SED’s availability under the credit facilities was approximately $18.7 million, after deducting $1.1 million in reserves for outstanding Letters of Credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facility with Wachovia Bank, National Association and Banco de Credito. SED’s accounts receivable and inventories collateralize SED’s borrowings. The Wachovia credit facility provides SED with a $50.0 million line of credit through September 2011. During February 2009, SED Colombia signed a $2.5 million unsecured, one-year line of credit with Banco de Credito. SED is using the line to reduce the effect of devaluation by converting the loan to USD and taking advantage of vendor early pay cash discounts with certain vendors. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of March 31, 2009, SED was in compliance with the requirements of the Wachovia credit facility agreement and has no reason to believe that it will not remain in compliance.

     While SED had historically derived a portion of its operating income and cash flows from its foreign subsidiaries, management believes that the deteriorating economic conditions in Latin America and the devaluation of Latin American currencies may have a negative effect on net income and the foreign subsidiaries’ ability to generate cash flows from operations. Domestic banking agreements and international monetary restrictions may also limit SED’s ability to transfer cash between its foreign and domestic subsidiaries.

     SED has no off-balance sheet arrangements or transactions involving special purpose entities.

     Operating Activities. Cash used in operating activities was approximately $3.0 million for the nine months ended March 31, 2009 as compared to approximately $2.1 million provided by operating activities for the nine months ended March 31, 2008.

     Net trade receivables were $46.7 million at March 31, 2009 and $44.8 million at June 30, 2008. The increase in trade receivables is a result of increased sales in March 2009 as compared to June 2008. Average days sales outstanding at March 31, 2009 were approximately 36.3 days as compared to 35.4 days at June 30, 2008.

     Net inventories increased $3.1 million to $39.2 million at March 31, 2009 from $36.1 million at June 30, 2008. SED continues to monitor and adjust inventory levels according to current and projected sales volumes.

     Other current assets decreased to $2.7 million at March 31, 2009 from $6.5 million at June 30, 2008. This was due to conversion of tax receivables in Latin America to savings bonds.

     Trade accounts payable increased by approximately $2.6 million to $48.5 million at March 31, 2009 compared to $46.0 million at June 30, 2008.

     Accrued and other current liabilities decreased to $5.9 million at March 31, 2009 compared to $7.7 million at June 30, 2008. This is due to a decrease in taxes payable in Latin America.

     Financing Activities. Net borrowings under the credit facilities increased by approximately $5.2 million to $24.1 million at March 31, 2009 compared to $18.8 million at June 30, 2008.

     There have been no material changes to obligations and/or commitments since the end of the last fiscal year. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates because SED is not able to determine the aggregate amount of such purchase orders or contracts that are binding obligations. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. As of March 31, 2009, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

     The current global economic downturn creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The current global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. Deterioration in the credit markets in Latin America and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on our future financial results.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As a smaller reporting company, SED is not required to provide the information required by this item.

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

  (b) Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

     None.

ITEM 1A. Risk Factors

     As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     On January 1, 2009, SED issued 26,845 shares of restricted common stock to each of its two newly elected non-employee directors in accordance with its board compensation plan. Each of the non-employee directors entered into a restricted stock agreement with respect to his respective shares of restricted common stock. The shares issued to the non-employee directors will be subject to forfeiture prior to vesting and vest in equal amounts on the first and second anniversary dates of the issuance date. The issuance of these shares was exempt from registration pursuant to Sections 4(2) and 4(6) of the Securities Act of 1933, as amended (the “Act”). The stock certificates representing these shares were imprinted with a legend restricting transfer unless pursuant to an effective registration statement or an exemption from registration under the Act.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     The information required by this Item is incorporated herein by reference to the information contained in SED’s response to Part II, Item 4, of its Quarterly Report on Form 10-Q for the period ended December 31, 2008.

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

SED International Holdings, Inc.
(Registrant)
Date: May 14, 2009
/s/ Jean Diamond
Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2009	/s/ Lyle Dickler
Lyle Dickler
Chief Financial Officer
(Principal Financial and Accounting Officer)