Form 10-K
period 2009-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2009-09-24
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009
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

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

          The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2008 was (based upon the closing price on the NASDAQ OTC Bulletin Board of $ 1.48 per share) approximately $4.8 million.

          The number of shares outstanding of the registrant’s common stock, $.01 par value, as of September 1, 2009 was 5,086,811 shares.

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

          SED is a distributor of microcomputer products, including mass storage, desktops, laptops, imaging, display, wireless products and consumer electronics throughout the United States and Latin America. SED offers an active base of over 6,500 reseller customers and a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Epson, Hewlett-Packard, Microsoft, Seagate and Western Digital, through a dedicated sales force. SED distributes products in the United States from its strategically located warehouses in Tucker, Georgia; Miami, Florida; City of Industry, California; and Plano, Texas. SED services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogota, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina.

          In addition to its current customers, SED offers consumer electronic products through the rent-to-own, e-commerce and retail channels. SED offers consumer electronics products from leading vendors including JVC, LG, Pure Digital, Samsung, Panasonic and Sansui, subject to distribution restrictions.

          SED also distributes wireless handsets and accessories in the United States. SED is an indirect distributor for leading wireless telephone product vendors such as Blackberry, LG Infocomm, Motorola, Nokia, Palm and Samsung. In fiscal 2009, SED’s net sales of microcomputer products, including handling revenue, generated approximately 88.2% of SED’s total net sales, consumer electronics products represented 10.5% and wireless telephone products represented the remaining 1.3%.

          In February 2003, SED approved a plan to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. Accordingly, since the third quarter of fiscal 2003, the operating results of SED International do Brasil Distribuidora, Ltda. have been classified as a discontinued operation for all periods presented in SED’s consolidated statements of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Discontinued Operations” and Note 11 of SED’s Consolidated Financial Statements.

(b) Financial Information about Industry Segments

          As a smaller reporting company, as defined in Rule 12b-2 of the Securities Exchange Act of 1934 (the “Exchange Act”), we are not required to provide the information required by this item.

(c) Narrative Description of Business

Products and Vendors

          SED offers its customers a broad inventory of more than 3,500 products from approximately 170 vendors (direct and indirect), including such market leaders as Acer, Epson, Hewlett-Packard, Microsoft, Seagate and Western Digital. SED is a distributor for leading consumer electronics product vendors such as JVC, LG, Samsung, Panasonic, Pure Digital and Sansui, subject to distribution agreement restrictions. SED is an indirect distributor for leading wireless telephone handsets and accessories vendors such as Blackberry, LG Infocomm, Motorola, Nokia, Palm and Samsung. Microcomputer products, including handling revenue, accounted for $416.9 million or 88.2% of SED’s net sales for fiscal 2009 and $441.8 million or 92.3% of SED’s net sales for fiscal 2008. Approximately, $49.5 million or 10.5% of SED’s net sales for fiscal 2009 and $28.8 million or 6.0% of SED net sales for fiscal 2008 consisted of consumer electronic products. Approximately, $6.0 million or 1.3% of SED’s net sales for fiscal 2009 and $8.1 million or 1.7% of SED’s net sales for fiscal 2008 consisted of wireless telephone products. SED continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on demand. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products.

          As a distributor, SED incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer, consumer electronics and wireless industries and can quickly diminish the marketability of certain inventory, whose functionality and demand decline with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, SED seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that SED can negotiate such provisions in each of its agreements or that such industry practice will continue.

          SED purchases goods from approximately 170 vendors (directly and indirectly) and has negotiated favorable terms from certain vendors by purchasing a substantial volume from those vendors. In fiscal 2009 and 2008, Acer accounted for 19.4% and 20.6% respectively, Hewlett-Packard accounted for 18.6% and 19.8%, respectively, and Seagate Technology accounted for 10.9% and 13.6%, respectively, of SED’s purchases.

          There can be no assurance that SED will be able to maintain its existing vendor relationships or secure additional vendors as needed. SED’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain restrictions that limit the countries in which SED is permitted to distribute the products. The loss of a major vendor, the deterioration of SED’s relationship with a major vendor, the loss or deterioration of vendor support for certain Company-provided product or services, the decline in demand for a particular vendor’s product, or the failure of SED to establish good relationships with major new vendors could have a material adverse effect on SED’s business, financial condition and results of operations.

          Product orders typically are processed and shipped from SED’s distribution facilities on the same day an order is received or, in the case of orders received after customary cutoff time, on the next business day. SED relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products sold within the Latin American markets are either picked up by the customer, delivered by the Company or delivered by independent shipping companies to the customers or their agents from SED’s Colombia and Argentina facilities. Generally, SED’s inventory level of products has been adequate to permit SED to be responsive to its customers’ purchase requirements. From time to time, however, SED experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to SED.

Sales and Marketing

          SED’s sales are generated by a telemarketing sales force, which, on June 30, 2009 consisted of approximately 145 people in sales offices located in Tucker, Georgia; Miami, Florida; City of Industry, California; Plano, Texas; Bogota, Colombia and Buenos Aires, Argentina. Of the total number of salespersons on June 30, 2009, 85 people focused on sales to customers for export to Latin America and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based sales force are fluent in Spanish. SED’s Tucker sales office maintains a separate telemarketing sales force for the sale of wireless telephone products to retailers and authorized dealer agents located throughout the United States.

          Members of the sales staff are trained through intensive in-house sales training programs, along with vendor-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers’ questions about important new product features, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. SED’s sales force is able to analyze quickly SED’s extensive inventory through a sophisticated management information system and recommend the most appropriate solution for each customer, whether that customer is a full-line retailer or an industry-specific reseller.

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

          Compensation incentives are provided to SED’s salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can telephone their salespersons using a toll-free number provided by SED. Customer communication is also conducted via electronic mail and instant messaging. In addition, salespeople initiate calls to introduce SED’s existing customers to new products and to solicit orders. Salespeople also seek to develop new customer relationships by using targeted mailing lists, vendor leads and various telephone directories.

          The telemarketing salespersons are supported by a variety of marketing programs. For example, SED regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, SED’s in-house marketing staff prepares catalogs and flyers that list available microcomputer, consumer electronics and wireless telephone products and routinely produces marketing materials and advertisements. In addition, the in-house marketing staff promotes products and services through SED’s Internet web page (www.sedonline.com) providing 24-hour access to on-line order entry. SED’s web page provides secured access for customers to place orders and review product specifications at times that are convenient to them. Customers also can determine on a real-time basis inventory availability, pricing, and verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

          SED prides itself on being service oriented and having a number of on-going value-added services intended to benefit both SED’s vendors and reseller customers. For example, SED is committed to training its salespeople to be technically knowledgeable about the products they sell. This core competency supplements the sophisticated technical support and configuration services also provided by SED. We believe that our salesperson’s ability to listen to a reseller’s needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and his or her reseller and promotes customer loyalty to SED.

          Management continually evaluates SED’s product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. SED’s rapid delivery terms are available to all of its customers, and SED seeks to pass through its shipping and handling costs to its customers. However, SED does have many “free freight” customers and sometimes offers “free freight” to remain competitive.

          SED offers various credit terms including open account, prepay, credit card, third-party floor plan and cash on delivery (COD) to qualifying customers. SED closely monitors customers’ creditworthiness through its on-line computer system, which contains detailed information on each customer’s payment history and other relevant information. In addition, SED participates in national and international credit associations that exchange credit rating information on customers. SED reviews customer’s credit worthiness based on sales trends, industry trends in geography, and other factors. SED establishes reserves for estimated credit losses in the normal course of business. In addition, we may purchase credit insurance, subject to limitations, covering certain customers to provide us further protection in the event of customer default.

Customers

          SED serves an active, nonexclusive customer base of over 6,500 customers of microcomputer, consumer electronics and wireless handset products. Customers include value-added resellers, corporate resellers, retailers and etailers. SED believes the multi-billion dollar microcomputer, consumer electronics and wireless telephone wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides SED with significant growth opportunities. During fiscal 2009, no single customer accounted for more than 10% of the total net sales of SED. SED believes that most of its customers rely on distributors as their principal source of microcomputer, consumer electronics and wireless telephone products.

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

Employees

          As of June 30, 2009, SED had 367 full-time employees, 145 of whom were engaged in telemarketing and sales, 128 in administration and 94 in warehouse management and shipping. Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.

(d) Financial Information about Foreign and Domestic Operations and Export Sales

          SED sells directly to customers in Colombia and Argentina through SED’s facilities in Bogota, Colombia and Buenos Aires, Argentina. Sales are denominated in the respective local currencies of these countries. For fiscal years 2009 and 2008, approximately 39.6% and 41.2%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 7 and Notes 9 and 11 to SED’s Consolidated Financial Statements for additional information concerning SED’s domestic and foreign operations.

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

Item 1A. Risk Factors

          The following are certain risk factors that could affect our business, financial position and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you trade our common stock or other securities, you should know that making such an investment involves risks, including the risks described below. The risks that have been highlighted below are not the only risks of our business. If any of the risks actually occur, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment. Certain risk factors that could cause actual results to differ materially from our forward-looking statements include the following:

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

          Numerous factors and conditions impact SED’s ability to achieve its profit goals, including, but not limited to, the following:

▪

Global Economic Downturn— The current global economic downturn creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The current global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. Deterioration in the credit markets in Latin America has resulted in reduced availability of credit insurance to cover customer accounts. This may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in this environment, there is a greater possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on our financial results.

▪	Impact of Policy Changes — SED may implement or modify policies designed to offset certain costs, such as our policies concerning freight and handling fees to customers. These policies are designed to help offset specific costs that have significantly increased or that can no longer be included in the overall price of the products we sell. Given the competitive nature of the markets in which SED operates, these policies may result in customers seeking alternative sources for their IT, consumer electronics and cellular products, and therefore, could have an adverse effect on our business.

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

▪

Product margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, SED receives price protection and other considerations from its vendors. While we have no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

▪	Vendor Credit — SED significantly relies on its suppliers for trade credit. Changes by our suppliers in their credit terms could force us to obtain less favorable financing for its purchases.

▪

Vendor Terms and Conditions — SED relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to change. Additionally, certain of SED’s vendors subsidize floorplan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

SED receives a significant percentage of revenues from products it purchases from relatively few manufacturers. A manufacturer may make rapid, significant and adverse changes in its sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, or may merge with or acquire other significant manufacturers. SED’s gross margins could be negatively impacted if we are unable to pass through the impact of these changes to our customers or cannot develop systems to manage ongoing vendor programs. In addition, SED’s standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of our key vendors, a change in their strategy (such as increasing direct sales), the merging of significant manufacturers or significant changes in terms on their products may adversely affect our business.

▪

Product obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, SED has certain stock return privileges, which vary from supplier to supplier. We believe that stock return programs will continue in the future, but can give no assurance about the extent to which these programs will continue.

▪

Credit decisions and losses — SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of our expectations. SED maintains credit insurance policies for certain customers located in the United States and select Latin American countries (subject to various terms and conditions). However, the terms of the credit insurance agreement require SED to maintain certain minimum standards and policies with respect to extending credit to customers. If SED does not adhere to such policies, the insurance companies may not pay claims submitted by SED.

▪

Proportionate control of general and administrative costs — SED attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, we must continually monitor our overhead costs and make adjustments timely and appropriately. Failure to control overhead costs could have an adverse impact on SED’s cash flows, financial position and operating results.

▪

Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in Colombia and Argentina the countries in which SED operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected issues in its operations in these countries.

▪

Need for Liquidity and Capital Resources; Fluctuations in Interest Rates— The Company’s business requires substantial capital to operate and to finance accounts receivable and product inventory that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines and trade credit from its vendors to satisfy its capital needs and finance growth. The Company utilizes a US revolving credit facility and line of credit from a bank in Columbia to finance its business operations. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such capital could have a material adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that may limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on the Company’s business. However, the Company attempts to limit its exposure to fluctuations in interest rates through an interest rate swap.

▪

Availability of credit facilities — SED has operated and continues to operate, under a revolving credit facility with a US bank for many years that is subject to certain collateral limitations and contains certain covenants. No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. Our principal credit facility, which expires in September 2011, is further described in Note 4 to SED’s Consolidated Financial Statements.

▪

Cash flows — While not presently expected, SED’s continued operations in Latin America may require additional capital infusion (in the form of advance notes from the parent company or other debt borrowings by our subsidiaries). Our US bank credit facility restricts the future funding by us of our Latin American subsidiaries. Operating needs and regulatory matters may restrict our ability to repatriate cash flows from these subsidiaries to the United States.

▪

Competition — SED operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and depth of product lines and training, service and support. Weakness in demand in the market intensifies the competitive environment in which we operate. SED competes with a variety of regional, national and international wholesale electronic distributors, some of which have much greater financial resources than SED. We also face competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market.

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

▪

Dependence on Information Systems — SED is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that SED’s information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve its information systems, that SED will be able to convert to new systems efficiently, or that we will be able to integrate new programs effectively with its existing programs. Any of such problems could have an adverse effect on SED’s business.

▪

Dependence on Independent Shipping Companies — SED relies on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on SED’s business. SED may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. There can be no assurance that we will be able to pass along the full effect of an increase in these surcharges to its customers.

▪

Foreign Currency Exchange Risks; Exposure to Foreign Markets — SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on SED’s business. In particular, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when SED initially invested in the country.

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

▪

Changes in Income Tax and Other Regulatory Legislation — SED believes it operates in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in its policies or structure. SED makes plans for its structure and operations based upon existing laws and anticipated future changes in the law.

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

▪

Exposure to Natural Disasters, War, and Terrorism — SED’s headquarters facilities and some of its logistics centers as well as certain vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for SED’s services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical failures or other natural disasters in these major metropolitan areas may disrupt our business should its ability to distribute products be impacted by such an event.

SED operates in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. Our business could be adversely affected should its ability to distribute products be impacted by such events.

SED and many of its suppliers receive parts and products from Asia and operate in many parts of the world that may be susceptible to disease or epidemic that may disrupt SED’s ability to receive or deliver products or other disruptions in operations.

▪

Volatility of Common Stock Price — Because of the foregoing factors, as well as other variables affecting SED’s operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, SED’s participation in a highly dynamic industry often results in significant volatility in our common stock price. Some of the factors that may affect the market price of our common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, changes in our industry, competitive pricing pressures, our ability to obtain working capital or project financing, additions or departures of key personnel, limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock, sales of our common stock, our ability to execute our business plan, operating results that fall below expectations, loss of any strategic relationship, economic, political and other external factors, period-to-period fluctuations in our financial results and fluctuations in the overall stock market, but particularly in the technology sector. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

▪

Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — Our common stock is now traded on the NASDAQ Over-The-Counter Bulletin Board (“OTCBB”), which provides significantly less liquidity than a securities exchange (such as the New York Stock Exchange or the Nasdaq Stock Market, Inc.). Often there is a limited volume of trading in our common stock, and on many days there has been no trading activity at all. Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. If we are not able to continue to meet the requirements for the OTCBB, trading of our stock could be removed from the OTCBB and that might have an adverse impact on the market price of our common stock.

▪

Experience and Continued Services of Our Senior Management — the loss of senior management or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and other benefits, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

          SED maintains its executive offices and Atlanta sales and warehouse facility, at 4916 North Royal Atlanta Drive in Tucker, Georgia. Since 1999, SED leases its executive, administrative, sales and warehouse office from Diamond Chip Group, LLC, a Georgia limited liability company which is an affiliated entity (see Item 13). On August 6, 2009, the lease was extended through September 30, 2011. The facility consists of approximately 30,000 square feet. SED has a right of first refusal to purchase the facility should it be offered for sale.

          SED maintains additional warehouse facilities in City of Industry, California; Miami, Florida; Plano, Texas; Bogota, Colombia and Buenos Aires, Argentina.

          SED leases its sales and distribution facility in Miami, Florida under a lease agreement. This facility consists of approximately 31,300 square feet. Pursuant to its terms, the lease will expire in March 2012.

          SED also leases an approximately 23,100 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution and sales center for SED. Pursuant to its terms, the lease will expire in April 2010.

          SED has lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized as sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly-owned subsidiary of SED. Aggregate space is approximately 5,300 square feet. The leases expire at various dates through May 2010.

          In December 1997, SED began leasing an approximately 20,000 square foot administrative center and sales office in Bogota, Colombia. The Bogota center serves as a sales office and distribution facility for SED International de Colombia Ltda., a wholly-owned subsidiary of SED. The lease will expire in October 2011.

          In July 2009, SED began leasing an approximately 25,519 square feet facility in Plano, Texas. The facility serves as a sales office and distribution center to service SED’s customers in the Midwest. The lease will expire in October 2014.

Item 3. Legal Proceedings

          On September 5, 2008, pursuant to a Settlement Agreement and General Release (the “Agreement”) the Company settled all of the lawsuits brought by Mark Diamond, son of Jean Diamond, the Chairman and CEO of the Company, against the Company, its domestic subsidiaries and certain of its directors. The Agreement covers and fully resolves all claims that have been or could have been brought in the preceding litigations and also covers all appeals and proceedings related thereto. Under the Agreement, the Company: (i) paid Mark Diamond the sum of $2.1 million, of which $325,000 was recovered from its insurance carriers; and (ii) issued 200,000 shares of restricted common stock to an irrevocable trust established by Mark Diamond on June 1, 2009. All of these lawsuits have been dismissed with prejudice.

          On February 2, 2009, the Company settled the lawsuit it filed on June 19, 2006, in the Superior Court of Fulton County, State of Georgia captioned SED International, Inc. vs. Michael Levine with no material impact to the Company (the Levine Suit).

          On February 5, 2009, pursuant to a binding arbitration proceeding between the Company and Archbrook Laguna, LLC (“Archbrook”), Archbrook was ordered by the Arbitrator to dismiss, with prejudice, SED International from the lawsuit Archbrook had filed in March 2008 in the United States District Court, District of New Jersey (the New Jersey Archbrook Laguna Suit).

Item 4. Submission of Matters to a Vote of Security Holders

          No matters were submitted to a vote of SED’s shareholders during the fourth quarter of fiscal 2009.

PART II

Item 5. Market for the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

          SED’s common stock is not listed on any stock exchange. SED’s common stock is currently quoted on the OTCBB under the symbol “SECX”. The following table sets forth the high and low close bid information for the common stock for each quarter within the last two fiscal years. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Bid Price

	High	Low

Fiscal year 2009
First	$1.67	$1.31
Second	1.75	1.25
Third	1.75	.85
Fourth	1.21	.80

Fiscal year 2008
First	$1.68	$1.01
Second	1.52	1.21
Third	1.63	1.03
Fourth	1.75	1.25

          As of September 1, 2009, the closing bid price per share for SED common stock, as reported on the OTCBB was $1.28 and SED had approximately 500 shareholders of record.

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

Item 6. Selected Financial Data Five Year Financial Summary

          As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with SED’s Consolidated Financial Statements and the notes thereto included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Overview

          During fiscal 2009, SED’s consolidated net sales decreased approximately 1.3% when compared to fiscal 2008. This decline can be attributed to a 1.4% increase in domestic sales offset by a 5.1% decrease in Latin America and export sales from the United States after eliminations. Sales in Latin America and export sales from the United States represented 39.6% of sales in fiscal 2009 compared to 41.2% in fiscal 2008.

          Gross profit margin increased $536,000 to $25.9 million for fiscal 2009, compared to $25.4 million for fiscal 2008. Gross profit as a percentage of net sales was 5.5% for fiscal 2009 compared with 5.3% for fiscal 2008. The increase in gross profit margin was primarily due to higher margins on sales in Latin America due to the raising of selling prices to partially offset the devaluation in Latin American currencies. Overall, SED continues to experience pricing pressure in selling products.

          Favorable product mix changes and currency devaluation in Latin America resulted in an increase in gross profit during fiscal 2009.

          Selling, general and administrative expenses, excluding litigation settlement expense and excluding depreciation and amortization expense, increased to $23.2 million or 4.9% of net sales in 2009 compared to $22.6 million or 4.7% in fiscal 2008.

          SED had a net loss of $1.1 million in fiscal 2009, compared to a net loss of $2.0 million in fiscal 2008. Included in this net loss for fiscal 2008 was $2.1 million which was related to the Diamond settlement as described in Item 3., Legal Proceedings, above. Operating income in Latin American subsidiaries was $.9 million in fiscal 2009 and $1.5 million in fiscal 2008 while operating loss in the United States was $.5 million in fiscal 2009 and $1.5 million in fiscal 2008.

          SED experienced a decrease in net sales in fiscal 2009 compared to fiscal 2008. Company management is continuing to focus on increasing sales and profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in its efforts. Failure to improve margins and reduce overhead would adversely affect SED’s profitability and financial condition.

          Numerous factors and conditions impact SED’s ability to adequately achieve its profit goals, including, but not limited to, the following:

▪

Global Economic Downturn — The current global economic downturn creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The current global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. Deterioration in the credit markets in Latin America has resulted in reduced availability of credit insurance to cover customer accounts. This may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in this environment, there is a greater possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on our financial results.

▪

Continuation of distribution agreements — SED operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, we would be forced to obtain its products through wholesalers. This would reduce SED’s profit margin on the affected products.

▪	Availability of certain products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited amount of popular products from its suppliers.

▪

Product margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, we receive price protection and other considerations from our vendors. While SED has no reason to believe such vendor consideration will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

▪	Vendor credit — SED significantly relies on its suppliers for trade credit. Changes by our suppliers in their credit terms could force us to obtain less favorable financing for its purchases.

▪

Vendor Terms and Conditions — SED relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to support expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to change. Additionally, certain of SED’s vendors subsidize floorplan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

SED receives a significant percentage of revenues from products it purchases from relatively few manufacturers. A manufacturer may make rapid, significant and adverse changes in its sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, or may merge with or acquire other significant manufacturers. SED’s gross margins could be negatively impacted if we are unable to pass through the impact of these changes to our customers or cannot develop systems to manage ongoing vendor programs. In addition, SED’s standard vendor distribution agreement permits termination without cause by either party upon 30 days notice. The loss of a relationship with any of our key vendors, a change in their strategy (such as increasing direct sales), the merging of significant manufacturers or significant changes in terms on their products may adversely affect our business.

▪

Product obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through our vendor agreements, we have certain stock return privileges, which vary from supplier to supplier. We believe stock return programs will continue in the future, but we can give no assurance as to whether these programs will continue.

▪

Credit decisions and losses — SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of its expectations. From time to time, depending on credit risk assessment and coverage costs, SED purchases credit insurance to cover receivables from customers located in the United States and in many Latin American countries (subject to certain terms and conditions). However, the terms of the credit insurance agreement require SED to maintain certain minimum standards and policies with respect to extending credit to customers. If we do not adhere to such policies, the insurance companies may not pay claims submitted by SED.

▪

Proportionate control of general and administrative costs — SED attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, we must continually monitor our overhead costs and make timely and appropriate adjustments.

▪

Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in the countries in which SED operates in Latin America is uncertain and, at times, volatile. As a result of these conditions, we could experience unexpected losses from operations in these countries.

▪

Availability of credit facilities — SED operates under a revolving credit facility with Wachovia Bank (now owned by Well Fargo Bank) initially entered into September 2005 and a one year line of credit with Banco de Credito of Bogotá, Colombia, first entered into in February 2009. The Wachovia Agreement was amended in March 2007 to extend its maturity to September 2011. This credit facility is subject to certain collateral limitations and certain covenants. Under the current Wachovia credit agreement, SED only has the covenants tested if minimum availability, as defined, is 10% of the formula borrowing base ($3.9 million at June 30, 2009). No assurance can be given that SED will be able to maintain compliance with financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with the financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. The Wachovia Credit facility is further described in Note 4 to SED’s Consolidated Financial Statements. As of June 30,

2009, SED was in compliance with the requirements of the Wachovia Agreement and has no reason to believe it will not remain in compliance.

▪

Cash flows — While not presently anticipated, SED’s operations in Latin America may require capital infusions in the form of loans from us or other borrowings by the subsidiary. The Wachovia facility places certain restrictions on the future funding of Latin American operations (see Note 4 to SED’s Consolidated Financial Statements).

▪

Competition — SED operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and depth of product lines and training, service and support. Weakness in demand in the market intensifies the competitive environment in which we operate. SED competes with a variety of regional, national and international wholesale electronic distributors, some of which have much greater financial resources than SED. We also face competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market.

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

▪

Foreign Currency Exchange Risks; Exposure to Foreign Markets — SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to hedge this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on SED’s business. In particular, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when SED initially invested in the country.

          All United States domestic purchases and sales are denominated in United States dollars. For SED’s operations in Colombia and Argentina, in-country transactions are conducted in the respective local currencies of these two nations while import purchases are generally denominated in United States dollars.

Results of Continuing Operations

          The following table sets forth for the years presented, the percentage of net sales represented by certain line items from SED’s consolidated statements of operations:

	Year Ended June 30,

	2009	2008

Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.51%	94.69%

Gross profit	5.49%	5.31%
Operating expenses:
Selling, general and administrative expense, excluding litigation settlement expense	4.90%	4.71%
Litigation settlement expense	—	.44%
Depreciation and amortization expense	.10%	.10%
Foreign currency transaction loss	.40%	.05%

Total operating expenses	5.40%	5.30%

Operating income	.09%	.01%
Interest (income) expense:
Interest income	(.02)%	(.03)%
Interest expense	.26%	.37%

Interest, net	.24%	.34%

Loss before income taxes	(.15)%	(.33)%
Income tax expense	.08%	.08%

Net loss	(.23)%	(.41)%

Fiscal 2009 Compared To Fiscal 2008

          Revenues. Net sales decreased 1.3%, or $6.2 million, to $472.5 million in fiscal 2009 as compared to $478.7 million in fiscal 2008. Microcomputer product sales, excluding handling revenue decreased 5.7% to $415.9 million in fiscal 2009 compared to $440.9 million in fiscal 2008. This was primarily due to a decrease in laptop computers, consumables, hard drives and related computer product sales. Consumer electronics sales increased 72.2% to $49.5 million in fiscal 2009 compared to $28.8 million in fiscal 2008. This was primarily due to an increase in television sales and electronics sales from e-commerce. Wireless revenues for fiscal 2009 decreased 26.1% to $6.0 million compared to $8.1 million for fiscal 2008.

          Information concerning SED’s domestic and international sales is summarized below:

	Year Ended June 30,		Change

	2009	2008	Amount	Percent

	(Amounts in millions except percentage amounts)
United States
Domestic	$285.4	$281.5	$3.9	1.4%
Export	86.8	97.7	(10.9)	(11.2)%
Latin America	103.2	103.5	(.3)	(.3)%
Elimination	(2.9)	(4.0)	1.1	27.5%

Consolidated	$472.5	$478.7	$(6.2)	(1.3)%

          Domestic revenues were $285.4 million and $281.5 million in fiscal 2009 and fiscal 2008, respectively. The increase was due to an increase in computer sales. Export revenues, net of eliminations, were $83.9 million and $93.7 million in fiscal 2009 and fiscal 2008, respectively. The decrease was due to a decrease in sales of computer products, printers and consumable printer products due to declining economic conditions. Latin America sales as measured in local currencies increased 12.3%, due to an increase in sales of computer products, printers and consumable printer products as compared to a decrease of .3% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $103.2 million and $103.5 million in fiscal 2009 and fiscal 2008, respectively.

          Sales of microcomputer products, including handling revenue, represented approximately 88.2% of net sales for fiscal 2009 compared to 92.3% for fiscal 2008. Sales of consumer electronics products accounted for approximately 10.5% of net sales for fiscal 2009 compared to 6.0% for fiscal 2008. Sales of wireless telephone products accounted for approximately 1.3% of net sales for fiscal 2009 compared to 1.7% for fiscal 2008.

          Gross Profit Margins. Gross profit margin increased $536,000 to $25.9 million for fiscal 2009, compared to $25.4 million for fiscal 2008. Gross profit as a percentage of net sales was 5.5% for fiscal 2009 compared with 5.3% for fiscal 2008. The increase in gross profit margin was primarily due to higher margins on sales in Latin America due to the raising of selling prices to partially offset the devaluation in Latin American currencies. Overall, SED continues to experience pricing pressure in selling products.

          Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding litigation settlement expense, depreciation and amortization expense and foreign currency transaction losses, for fiscal 2009 increased 2.7% to $23.2 million, compared to $22.6 million for fiscal 2008. The increase was primarily due to several factors including (i) a net increase of approximately $530,000 for professional fees and settlement cost related to (a) negotiations with a group of shareholders, (b) the Levine Suit, and (c) the New Jersey Archbrook Laguna Suit; (ii) an increase of approximately $400,000 in Board of Directors cost related to an expanded board and increased compensation; (iii) a decrease of approximately $100,000 in building security cost and rents; (iv) an increase of approximately $150,000 in Latin America employee expenses mostly related to mandated government salary increases, a decrease of $280,000 in employee expenses related to a one time expense in the prior year for a departed executive and a decrease of approximately $65,000 mostly related to company staffing reductions.

          Depreciation and Amortization. Depreciation and amortization was $474,000 and $473,000 for fiscal 2009 and 2008, respectively.

          Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries. The devaluation of the Columbian and Argentine currencies vs. the U.S. Dollar resulted in a foreign currency transaction loss totaling $1.9 million for fiscal 2009 as compared to a loss of $257,000 for fiscal 2008.

          Interest Income. Interest income was $115,000 for fiscal year 2009 and $123,000 for fiscal 2008. This is related to bank interest and customer past due interest earned in the Company’s Latin American subsidiaries.

          Interest Expense. Interest expense was $1.3 million and $1.7 million for fiscal 2009 and 2008, respectively. This change resulted primarily from declining interest rates and lower average loan balances.

          Provision for Income Taxes. Income tax expense was $378,000 for fiscal 2009 as compared to an income tax expense of $397,000 for fiscal 2008. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit of the net operating loss carry forward. At June 30, 2009, SED has a total net operating loss carried forward for U.S. federal tax purposes of approximately $ 63.7 million and state tax purposes of approximately $53.4 million; expiring at various dates through 2029. At June 30, 2009 and 2008, SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia Ltda. (SED Colombia), as it is not considered more likely than not that these assets will be realized.

Discontinued Operations

          In February 2003, SED resolved to discontinue commercial operations of its Brazilian subsidiary, SED International do Brasil Distribuidora, Ltda. (the “Brazil Operation”). SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. After recording this cost, SED maintains an accrued liability of $270,000 at June 30, 2009 and 2008 to cover potential losses related to these claims.

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

Liquidity and Capital Resources

          Overview. At June 30, 2009, SED had cash and cash equivalents totaling $3.6 million and working capital of approximately $18.0 million. At June 30, 2009, SED’s availability under the credit facilities was approximately $13.3 million, after deducting $1.8 million in reserves for outstanding Letters of Credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facility with Wachovia Bank, National Association and Banco de Credito. SED’s accounts receivable and inventories collateralize SED’s borrowings. The Wachovia credit facility provides SED with a $50.0 million line of credit through September 2011. During February 2009, SED Colombia signed a $2.5 million unsecured, one-year line of credit with Banco de Credito. SED is using the line to reduce the effect of local currency devaluation by converting the loan to USD and taking advantage of vendor early pay cash discounts with certain vendors. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of June 30, 2009, SED was in compliance with the requirements of the Wachovia credit facility agreement and has no reason to believe that it will not remain in compliance.

          While SED had historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes if the deteriorating economic conditions in Latin America and the devaluation of certain Latin American currencies continue there may be a negative effect on net income and the foreign subsidiaries’ ability to generate cash flows from operations. Domestic banking agreements and international monetary restrictions may also limit SED’s ability to transfer cash between its foreign and domestic subsidiaries.

          Operating Activities. Cash used by operating activities was approximately $6.4 million for fiscal year ended June 30, 2009 as compared to cash provided by operating activities of approximately $6.7 million provided for the fiscal year ended June 30, 2008. Changes in operating assets and liabilities during fiscal 2009 are as follows.

          Net trade receivables were $50.1 million at June 30, 2009 and $44.8 million at June 30, 2008. The increase in trade receivables is a result of increased sales in June 2009 as compared to June 2008. Average days sales outstanding at June 30, 2009 were approximately 36.0 days as compared to 35.4 days at June 30, 2008.

          Net inventories increased $2.4 million to $38.5 million at June 30, 2009 from $36.1 million at June 30, 2008. SED continues to monitor and adjust inventory levels according to current and projected sales volumes.

          Other current assets decreased to $5.7 million at June 30, 2009 from $7.6 million at June 30, 2008. This decrease was due to conversion of tax receivables in Latin America to savings bonds.

          Trade accounts payable increased by approximately $1.4 million to $47.4 million at June 30, 2009 compared to $46.0 million at June 30, 2008 due to a net increase in inventories.

          Accrued and other current liabilities decreased to $7.7 million at June 30, 2009 compared to $8.9 million at June 30, 2008.

          As disclosed under Item 3. “Legal Proceedings”, SED paid $1.8 million, net of $300,000 recovered from insurance, in August 2008, to settle the Diamond cases against SED. We did not breach any loan covenants as a result of this settlement payment.

          SED’s cash flows in fiscal 2009 were negatively affected by the changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of using approximately $1.9 million in cash for the year ended June 30, 2009 as compared to using $300,000 in fiscal 2008.

          Financing Activities. Net borrowings under the credit facilities increased by approximately $6.3 million to $25.1 million at June 30, 2009 compared to $18.8 million at June 30, 2008.

          Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate. SED is also subject to a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of each of SED’s shares in its foreign subsidiaries, respectively.

          The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain availability of $5.0 million or more during the term of the Agreement to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s availability is less than 10% of the formula borrowing base ($3.9 million at June 30, 2009) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required. The Wachovia Agreement also restricts SED’s ability to distribute dividends.

          During February, 2009, SED Colombia signed a one-year $2.5 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 13.7% per annum. SED is using the line to reduce the effect of devaluation by converting the loan to US Dollars and taking vendor early pay cash discounts with certain vendors.

          Available borrowings under these credit facilities at June 30, 2009 were $13.3 million under the Wachovia Agreement, excluding $1.8 million in reserves for our outstanding letters of credit, and $2.5 million under the Banco de Credito line of credit. Under both facilities the average borrowings, maximum borrowings and weighted average interest rate for fiscal 2009 were $22.1 million, $32.7 million and 5.3%, respectively. The weighted average interest rate on outstanding borrowings under the credit facilities was 4.5% at June 30, 2009. Average borrowings, maximum borrowings and weighted average interest rate for fiscal June 30, 2008 were $24.1 million, $34.7 million and 6.2%, respectively.

          The carrying value of all bank debt at June 30, 2009 approximates its fair value based on the variable market rates of interest on such bank debt.

          On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was further amended to a notional amount of $15.0 million with a fixed rate of 4.54%. On March 26, 2009, the swap agreement was amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia’s markup of 1.5% as of June 30, 2009.

          The Company utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $345,000 and $320,000 at June 30, 2009 and 2008, respectively, and is included in accrued expenses. The Company does not hold or issue derivative financial instruments for trading purposes.

          There have been no material changes to obligations and/or commitments since the end of the last fiscal year. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates because SED is not able to determine the aggregate amount of such purchase orders or contracts that are binding obligations. Our purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. As of June 30, 2009, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

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

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts

          An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which protects us from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions). We maintain a policy of writing off the accounts receivable deemed to be uncollectable against the allowance for doubtful accounts in our fourth fiscal quarter.

Inventories — Slow Moving, Obsolescence, and Lower of Cost or Market

          Certain SED vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contract, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. SED’s reserve for obsolete and slow moving inventories was approximately $705,000 at June 30, 2009 or 1.8% of gross inventories.

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

          SED’s revolving credit facility is currently a variable rate facility. SED has into an interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $15.0 million notional amount of the obligation under its revolving credit facility with Wachovia, which expires on January 26, 2013.

Inflation and Price Levels

          Inflation has not had a significant impact on SED’s overall business because of the typically decreasing costs of products sold by SED and the fact that we also receive vendor price protection for a significant portion of its inventory. In the event a vendor or competitor reduces its prices for goods purchased by SED prior to SED’s sale of such goods, we generally has been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for credit.

          The Latin American countries in which SED operates have experienced high rates of inflation and hyperinflation from time to time in the past. At this time, management believes that inflation may have a material impact on SED’s Latin American business operations in the immediate future.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

          As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8. Consolidated Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SED International Holdings, Inc.

We have audited the consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2009 and 2008, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
September 24, 2009

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,

	2009	2008

ASSETS
Current assets:
Cash and cash equivalents	$3,570,000	$4,086,000
Trade accounts receivable, less allowance for doubtful accounts of $584,000 (2009) and $753,000 (2008)	50,128,000	44,839,000
Inventories, net	38,532,000	36,116,000
Deferred tax assets, net	286,000	260,000
Other current assets	5,653,000	7,615,000

Total current assets	98,169,000	92,916,000
Property and equipment, net	720,000	1,044,000

Total assets	$98,889,000	$93,960,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$47,417,000	$45,986,000
Accrued and other current liabilities	7,670,000	8,865,000
Revolving credit facility	25,093,000	18,837,000

Total liabilities	80,180,000	73,688,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	—	—

Common stock, $.01 par value; 100,000,000 shares authorized, 6,781,302 (2009) and 6,278,347 (2008) shares issued, 5,086,811 (2009) and 4,583,856 (2008) shares outstanding	68,000	63,000
Additional paid-in capital	69,525,000	68,681,000
Accumulated deficit	(33,531,000)	(32,443,000)
Accumulated other comprehensive loss	(4,266,000)	(2,942,000)
Treasury stock, 1,694,491 shares, at cost	(13,087,000)	(13,087,000)

Total shareholders’ equity	18,709,000	20,272,000

Total liabilities and shareholders’ equity	$98,889,000	$93,960,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,

	2009	2008

Net sales	$472,478,000	$478,690,000
Cost of sales	446,534,000	453,282,000

Gross profit	25,944,000	25,408,000
Selling, general and administrative expenses, excluding litigation settlement expense and depreciation and amortization expense	23,151,000	22,552,000
Litigation settlement expense	—	2,075,000
Depreciation and amortization expense	474,000	473,000
Foreign currency transactions loss	1,894,000	257,000

Operating income	425,000	51,000
Interest income	(115,000)	(123,000)
Interest expense	1,250,000	1,741,000

Loss income before income taxes	(710,000)	(1,567,000)
Income tax expense	378,000	397,000

Net loss	$(1,088,000)	$(1,964,000)

Basic and diluted loss per common share	$(.27)	$(.51)

Weighted average number of common shares outstanding:
Basic and diluted	4,020,000	3,879,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock		Total Shareholders’ Equity

	Shares	Par Value				Shares	Cost

BALANCE JUNE 30, 2007	5,573,347	$56,000	$68,531,000	$(30,479,000)	$(2,862,000)	1,694,491	$(13,087,000)	$22,159,000

Stock awards issued	762,500	8,000	(8,000)
Stock awards forfeited	(57,500)	(1,000)	1,000
Stock-based compensation			157,000					157,000

Net loss				(1,964,000)				(1,964,000)
Foreign currency translation adjustments					240,000			240,000
Changes in fair value of interest rate swap contract					(320,000)			(320,000)

Comprehensive loss								(2,044,000)

BALANCE JUNE 30, 2008	6,278,347	63,000	68,681,000	(32,443,000)	(2,942,000)	1,694,491	(13,087,000)	20,272,000
Stock awards issued	177,975	2,000	(5,000)					(3,000)

Stock cancelled	(20)
Stock-based compensation			463,000					463,000

Stock issued for services and litigation settlement	325,000	3,000	386,000					389,000

Net loss				(1,088,000)				(1,088,000)
Foreign currency translation adjustments					(1,416,000)			(1,416,000)
Changes in fair value and related amortization of interest rate swap contract					92,000			92,000

Comprehensive loss								(2,412,000)

BALANCE JUNE 30, 2009	6,781,302	$68,000	$69,525,000	$(33,531,000)	$(4,266,000)	1,694,491	$(13,087,000)	$18,709,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,

	2009	2008

Operating activities:
Net loss	$(1,088,000)	$(1,964,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	474,000	473,000
Deferred tax assets	(26,000)	(237,000)
Stock compensation	463,000	157,000
Provision for losses on trade accounts receivable	398,000	419,000
Changes in operating assets and liabilities:
Trade accounts receivable	(6,961,000)	(3,053,000)
Inventories, net	(3,784,000)	5,820,000
Other current assets	1,372,000	(2,606,000)
Trade accounts payable	3,232,000	5,388,000
Accrued and other current liabilities	(480,000)	2,288,000

Net cash (used in) provided by operating activities	(6,400,000)	6,685,000

Investing activities: Purchase of equipment	(157,000)	(409,000)

Financing activities: Net borrowings (repayments) under revolving credit facility	6,256,000	(5,707,000)

Effect of exchange rate changes on cash and cash equivalents	(215,000)	161,000

(Decrease) increase in cash and cash equivalents	(516,000)	730,000
Cash and cash equivalents:
Beginning of year	4,086,000	3,356,000

End of year	$3,570,000	$4,086,000

Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest paid	$1,187,000	$1,643,000
Income taxes	$643,000	$1,283,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2009 and 2008

1. Description of Business

          SED International Holdings, Inc., the parent company incorporated in Georgia, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation, are engaged in the wholesale distribution of microcomputer products, including mass storage, imaging, display, consumer electronics and wireless products throughout the United States and Latin America. SED International Holdings, Inc. services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. (“SED Colombia”) in Bogotá, Colombia and Intermaco S.R.L. (“Intermaco”) in Buenos Aires, Argentina.

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

          Revenue Recognition — Revenue is recognized once four criteria are met: (1) SED must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain); (3) the price must be fixed or determinable; and (4) collectability must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of sales. SED allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.

          Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation. At June 30, 2009 approximately $3.3 million of SED’s cash and cash equivalents were not available for Federal Deposit Insurance. The funds held in Latin American banks, which represent 57% of the Company’s cash and cash equivalents at June 30, 2009, are generally not available for use domestically without withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and we generally do not require collateral from our customers.

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

           Allowance for Doubtful Accounts — An allowance for uncollectible accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which provides protection from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions). SED maintains a policy of writing off the accounts receivable deemed to be uncollectable against the allowance for doubtful accounts in the fourth fiscal quarter.

          Inventories — Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $5,525,000 at June 30, 2009 and $4,626,000 at June 30, 2008. Certain SED vendors allow for either return of goods within a specified period (usually 45 - 90 days) or for credits related to price protection. However, for certain other vendors and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contract, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The reserve for obsolete and slow moving inventories was approximately $705,000 at June 30, 2009 and $697,000 at June 30, 2008 or 1.8% and 1.9% of gross inventories, respectively.

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

          Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes. As of June 30, 2009 and 2008, the amount of deferred income taxes recorded against cumulative translation losses is zero, because the related deferred tax asset has been offset in full by a valuation allowance. The results of foreign operations are translated at the average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statement of operations.

          Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets relate primarily to differences in the financial reporting basis and the tax basis of reserves, translation losses and depreciation of fixed assets, in addition to net operating loss and tax credit carry-forwards. Deferred tax liabilities relate to U.S. taxes on unremitted foreign earnings. As the likelihood of the full realization of the net operating losses, reserves and translation losses is uncertain, the Company has provided a valuation allowance for the future tax benefits that are not expected to be utilized. FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which became effective on July 1, 2007, prescribed the minimum threshold a tax position is required to meet before being recognized in the consolidated financial statements and provided guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, transition and disclosures. See Note 5, Income Taxes, for additional discussion.

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

Potentially dilutive common shares represent additional common shares assumed to be issued. For the fiscal years 2009 and 2008, options for approximately 504,000 common shares were excluded from the diluted EPS calculation due to their anti-dilutive effect. Also excluded from the diluted EPS calculation, due to their anti-dilutive effect, for fiscal years 2009 and 2008 were approximately 883,000 and 705,000 shares of unvested restricted stock.

          Share-Based Compensation — The Company accounts for share-based compensation under the provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. The Company recognizes compensation expense on a straight-line basis over the requisite service period for the entire award.

          Comprehensive (Loss) Income — Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net (loss) income and other comprehensive (loss) income. SED’s other comprehensive (loss) income is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes. Accumulated other comprehensive loss included in shareholders’ equity totaled $4,266,000 and $2,942,000 and consisted of $4,038,000 and $2,622,000 of net foreign currency translation adjustments and $228,000 and $320,000 of fair value liability of an interest rate swap contract at June 30, 2009 and 2008, respectively.

          Reclassifications — Certain reclassifications have been made to in the June 30, 2008 Consolidated Financial Statements to conform with the June 30, 2009 presentation.

          Subsequent Events — In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (i) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (ii) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (iii) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The requirements of SFAS No. 165 are applied on a prospective basis to interim or annual financial periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material effect on our consolidated financial statements.

          In preparing these condensed consolidated financial statements, we have evaluated events and transactions for potential recognition or disclosure through the issuance of the consolidated financial statements on September 24, 2009.

          Recent Accounting Pronouncements — In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 141(R) and SFAS No. 160 revise the method of accounting for a number of aspects of business combinations and non-controlling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests), and post acquisition exit activities of acquired businesses. SFAS No. 141(R) and SFAS No. 160 will be effective for the Company during our fiscal year beginning July 1, 2009.

          In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (“SFAS No. 161”). SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby seeks to improve the transparency of financial reporting. Under SFAS No. 161, entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 became effective for the Company on January 1, 2009. Early application is encouraged. SFAS No. 161 also encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The adoption of SFAS No. 161 did not have a material impact on the disclosures in the Company’s consolidated financial statements.

          In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” “SFAS No. 168”. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 168 is effective for the Company’s interim reporting period ending on September 30, 2009. The Company does not expect SFAS No. 168 to have a material impact on our consolidated financial statements.

3. Property and Equipment

          Property and equipment are comprised of the following:

	June 30,

	2009	2008

Furniture and equipment	$9,490,000	$9,513,000
Leasehold improvements	2,394,000	2,359,000
Other	187,000	196,000

	12,071,000	12,068,000
Less accumulated depreciation and amortization	(11,351,000)	(11,024,000)

	$720,000	$1,044,000

          Depreciation and amortization expense for property and equipment totaled $474,000 and $473,000 for the years ended June 30, 2009 and 2008, respectively.

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

          Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The per annum interest rates available are LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate. SED is required to pay a commitment fee of ..25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of SED’s shares in its foreign subsidiaries.

          The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Wachovia Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s unused availability is less than 10% of the formula borrowing base ($3.9 million at June 30, 2009) at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. The Wachovia Agreement also restricts SED’s ability to distribute cash dividends. As of June 30, 2009, SED determined that it was in compliance with the Wachovia Agreement.

          During February, 2009, SED Colombia signed a one-year $2.5 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 13.7% per annum. SED is using the line to reduce the effect of devaluation by converting the loan to U S dollars and taking vendor early pay cash discounts with certain vendors.

          Available borrowings under these credit facilities at June 30, 2009 were $13.3 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $2.5 million under the Banco de Credito line of credit. Average borrowings, maximum borrowings and weighted average interest rate for fiscal 2009 were $22.1 million, $32.7 million and 5.3%, respectively. The weighted average interest rate on outstanding borrowings under the credit facilities was 4.5% at June 30, 2009. Average borrowings, maximum borrowings and weighted average interest rate for fiscal June 30, 2008 were $24.1 million, $34.7 million and 6.2%, respectively.

          The carrying value of all bank debt at June 30, 2009 approximates its fair value based on the variable market rates of interest on such bank debt.

          On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15.0 million with a fixed rate of 4.54%. On March 26, 2009, the swap agreement was further amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia’s markup of 1.5% as of June 30, 2009.

          The Company utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which establishes accounting and reporting standards for derivative instruments and hedging activities. As required by SFAS No. 133, the Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $345,000 at June 30, 2009 and $320,000 at June 30, 2008 and is included in accrued expenses. The Company does not hold or issue derivative financial instruments for trading purposes.

          As of June 30, 2009, approximately $400,000 in pre-tax losses related to cash flow hedges that are currently deferred in Accumulated Other Comprehensive Loss are expected to be reclassified to expense through January 26, 2010. Approximately $200,000 was reclassified to expense during fiscal 2009.

5. Income Taxes

          Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,

	2009	2008

Deferred tax assets:
U.S. federal and state operating loss carry-forwards	$23,785,000	$22,801,000
Foreign currency translation adjustments	1,533,000	996,000
Depreciation and amortization	216,000	169,000
Allowance for accounts receivable	165,000	223,000
Inventories	380,000	373,000
Allowance for sales returns	20,000	13,000
Employee benefits and compensation	15,000	16,000
Reserves and accruals	381,000	1,191,000
Sales and city tax	213,000	185,000
Share-based compensation	286,000	110,000
Available tax credits	322,000	328,000
Interest rate swap	129,000	121,000
Other	3,000	11,000

Net deferred tax assets	27,448,000	26,537,000
Valuation allowance	(23,900,000)	(23,181,000)

	3,548,000	3,356,000

Deferred tax liabilities:
Unremitted foreign earnings	(3,262,000)	(3,096,000)

Deferred tax assets, net	$286,000	$260,000

          The net deferred tax assets at June 30, 2009 and June 30, 2008 all are related to SED Colombia and Intermaco and were classified as current assets and liabilities on the balance sheet. At June 30, 2009, the Company has total net operating loss carry-forwards for federal and state income tax purposes in the United States of approximately $63.7 million and $53.4 million, respectively, expiring at various dates through 2029. In addition, as of June 30, 2009 the Company has alternative minimum tax credit carry-forwards of approximately $322,000, which carry over until they are used. At June 30, 2009 and 2008, the Company has recorded a valuation allowance for principally all deferred tax assets only to the extent not offset by deferred tax liaibilities, except for those relating to Intermaco and SED Colombia, as there is no assurance that these assets will be realized.

          The components of loss before income taxes consist of the following:

	Year Ended June 30,

	2009	2008

United States	$(1,603,000)	$(3,113,000)
Foreign	993,000	1,546,000

Total	$(610,000)	$(1,567,000)

          Components of income tax expense (benefit) are as follows:

	Year Ended June 30,

	2009	2008

Current:
State	$23,000	$22,000
Foreign	381,000	612,000

	404,000	634,000

Deferred:
Foreign	(26,000)	(237,000)

	$378,000	$397,000

          The Company’s income taxes payable at June 30, 2009 and 2008 were $191,000 and $339,000, respectively, and are included in accrued and other current liabilities on the consolidated balance sheets. Prepaid income taxes of $433,000 and $494,000 were included in other current assets on the consolidated balance sheets as of June 30, 2009 and 2008, respectively.

          The Company’s effective tax rates for net loss differ from statutory rates as follows:

	Year Ended June 30,

	2009	2008

Statutory federal (benefit) rates	(34.0)%	(34.0)%
State income taxes net of federal income tax expense (benefit)	11.7	(3.6)
Non-deductible items	10.0	0.8
US tax on foreign earnings	30.5	25.4
Valuation allowance	30.8	12.3
Adjustment to unused net operating losses	—	34.9
Foreign taxes (less than) in excess of federal statutory rate	2.5	(9.6)
Other	1.7	(0.8)

Total	53.2%	25.4%

          The valuation allowance increased during fiscal 2009 and 2008 by $719,000 and $223,000, respectively.

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

          The adoption of FIN 48 resulted in no change to the Company’s consolidated accumulated deficit as of July 1, 2007. As of the adoption date and as of June 30, 2009 and 2008, the Company had no unrecognized tax benefits. There are no tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2009.

          The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense. There have been no income tax related penalties or interest assessed or recorded.

          The Company conducts business principally in North and South America. As a result, one or more of its subsidiaries files income tax returns in the U.S. federal, various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia. The

Company is no longer subject to income tax examinations for tax years before June 30, 2006 in the U.S., and for tax years before December 31, 2008 in Colombia, but remains subject to examination in Argentina for tax years ending June 30, 2004 and later.

6. Lease Obligations

          SED International, Inc. leases its main office facility under an operating lease expiring in September 2011 with an affiliated entity (see Item 13). Rent expense for this facility for the fiscal years ended June 30, 2009 and 2008 was $328,000 and $321,000, respectively. The Company leases additional distribution center and sales office space and office equipment under other operating leases expiring through April 2012. Rent expense under all operating leases for the years ended June 30, 2009 and 2008 was $1,205,000 and $1,165,000, respectively.

          As of June 30, 2009, future minimum rental commitments under non-cancelable operating leases are:

Year Ending June 30,

2010	$799,000
2011	538,000
2012	482,000
2013	294,000
2014	122,000
2015 and thereafter	41,000

$2,276,000

7. Shareholders’ Equity

          Stock Option Plans — The Company maintains four stock option plans, one which is currently active and under which 801,841 shares of common stock have been reserved at June 30, 2009 for future incentive and nonqualified stock option grants as well as stock awards to directors, officers and key employees. Incentive stock options must be granted at not less than the fair market value of the common stock at the date of grant and expire 10 years from the date of grant. Nonqualified stock options may be granted at a price of not less than 85% of the fair market value of the common stock at the date of grant and expire 20 years from the date of grant. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. Upon the occurrence of a “change of control” (as defined in the Company’s stock option plans), all outstanding options become immediately exercisable. There was no compensation cost charged against income for these stock option plans for fiscal 2009 and 2008 as all stock options were fully vested prior to fiscal 2008. No income tax benefit was recognized in the income statement for stock-based compensation arrangements as we have large net operating loss carry forwards with full valuation allowances. None of the expense related to stock-based compensation arrangements for stock option plans was capitalized during fiscal 2009 and 2008.

          Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at June 30, 2008	503,909	$2.50
Forfeited or expired	(250)	$5.88

Outstanding at June 30, 2009	503,659	$2.50	2.4	$43,000

Vested and expected to vest at June 30, 2009	503,659	$2.50	2.4	$43,000
Exercisable at June 30, 2009	503,084	$2.49	2.4	$43,000
Available for grant at June 30, 2009	801,841

          There were no options exercised during fiscal year 2009 and 2008.

          Restricted Stock — The Company’s stock option plan established in 1999 (the “1999 Plan”) also permits the grant of restricted stock awards. No restricted stock awards were granted or forfeited under the 1999 Plan during fiscal 2009 or 2008. Also, no restricted stock awards were outstanding under the 1999 Plan at June 30, 2009. SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company. During fiscal 2008, the Company issued 762,500 restricted shares under the 2007 Plan of which 57,500 shares were forfeited, leaving 705,000 shares outstanding at June 30, 2008. The value of the 2007 Plan awards issued in fiscal 2009 and 2008 was determined using the market price of the Company’s common stock on the grant date. The total compensation cost of the restricted stock awards over the four year vesting period is expected to be $940,000, net of $62,000 estimated forfeitures. The compensation cost of the restricted stock issued in fiscal 2008 is being amortized and expensed over a vesting period of four years. During 2009, 10,000 shares were granted to an employee using the market price of the Company’s common stock on the grant date of $.85. There were no restricted shares forfeited by employees during fiscal 2009. At June 30, 2009, 715,000 shares of restricted stock were outstanding under the 2007 Plan and the related unrecognized compensation cost was $552,000 which SED expects to be recognized ratably over the next 28 months.

          On July 1, 2008, the Company issued 22,857 shares of restricted common stock to each of its then five non-employee directors in accordance with the Company’s Board compensation plan. On January 1, 2009, the Company issued 26,845 shares of restricted common stock to each of its two newly elected non-employee directors in accordance with the Company’s Board compensation plan. Each of the non-employee directors entered into a restricted stock agreement with respect to his respective shares of restricted common stock (the “Restricted Stock Agreement”). The value of the director’s restricted stock awards was determined using the market price of the Company’s common stock on the grant date of $1.75 for the July 1, 2008 shares and $1.49 for the January 1, 2009 shares. The shares issued to the non-employee directors will be subject to forfeiture prior to vesting and vest in equal amounts on the first and second anniversary dates of the issuance date. At June 30, 2009, 167,975 shares were outstanding and un-vested under the non-employee director’s Restricted Stock Agreement. The total compensation cost of the restricted common stock over the two year vesting periods is expected to be $280,000 with zero estimated forfeiture. The unrecognized compensation cost was $160,000 at June 30, 2009 which SED expects to be recognized over the next 18 months.

          Effective January, 2009, non-employee Board of Director’s base compensation was set at a per annum rate of $60,000 of which 50% shall be paid by an annual award of restricted shares of Common Stock. The independent directors shall only be entitled to the stock portion of their compensation after serving on the Board for the full calendar year. The Company charged a pro-rata portion of the director stock compensation amounting to $105,000, representing $15,000 per director, to expense during fiscal 2009. The number of shares to be issued to the directors will be determined on January 1, 2010 based upon the market price of the Company’s Common Stock as of that date. An assumption has been made that all seven independent directors will be eligible for the stock compensation.

          On July 1, 2008, the Company issued 125,000 shares of restricted common stock at a value of $117,000 to a vendor, an accredited investor, for services which vested immediately.

          Restricted stock activity is as follows:

	Year Ended June 30,

	2009	2008

Shares of restricted stock-beginning of year	705,000	—
Issued	302,975	762,500
Vested	(125,000)	—
Forfeited	—	(57,500)

Shares of restricted stock-end of year	882,975	705,000

          Share-based compensation expense recognized during fiscal years ended June 30, 2009 and 2008 totaled approximately $463,000 and $157,000, respectively. At June 30, 2009, there was $817,000 of unrecognized compensation cost related to un-vested stock awards compensation arrangements which SED expects to be recognized over the next 28 months. At June 30, 2008, there was $783,000 of unrecognized compensation cost related to un-vested stock awards compensation arrangements to be recognized over 40 months.

          The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and is amortized over a vesting period of four years. During fiscal 2009, the weighted average grant-date fair value of shares issued was $1.34 and vested was $.93. The weighted average grant-date fair value of shares outstanding at the end of fiscal 2009 was $1.46. The weighted average grant-date fair value of shares issued and forfeited during fiscal 2008 and outstanding at the end of fiscal 2008 was $1.42.

8. Employee Benefit Plan

          SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. SED International may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 7 years based on years of continuous service. There were no matching contributions for fiscal years 2009 and 2008.

9. Segment Information

          The Company operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.

          Financial information for continuing operations by geographic region is as follows:

	United States		Latin America	Eliminations	Consolidated

Fiscal 2009
Net sales to unaffiliated customers		$372,195,000	$103,195,000	$(2,912,000)	$472,478,000
Gross profit		$17,192,000	$8,752,000		$25,944,000
Operating (loss) income		$(506,000)	$931,000		$425,000
Interest income	$		$(115,000)		$(115,000)
Interest expense		$1,197,000	$53,000		$1,250,000
Income tax expense		$23,000	$355,000		$378,000
Net (loss) income		$(1,726,000)	$638,000		$(1,088,000)
Total assets at year-end		$83,872,000	$27,561,000	$(12,544,000)	$98,889,000

Fiscal 2008
Net sales to unaffiliated customers		$379,204,000	$103,510,000	$(4,024,000)	$478,690,000
Gross profit		$18,028,000	$7,380,000		$25,408,000
Operating (loss) income		$(1,498,000)	$1,549,000		$51,000
Interest income	$		$(123,000)		$(123,000)
Interest expense		$1,615,000	$126,000		$1,741,000
Income tax expense		$22,000	$375,000		$397,000
Net (loss) income		$(3,135,000)	$1,171,000		$(1,964,000)
Total assets at year-end		$78,417,000	$27,997,000	$(12,454,000)	$93,960,000

          Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

          Net sales by product category for continuing operations is as follows:

Year Ended June 30,	Microcomputer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total

2009	$415,923,000	$49,539,000	$6,021,000	$995,000	$472,478,000
2008	$440,869,000	$28,776,000	$8,144,000	$901,000	$478,690,000

          Approximately 39.6% and 41.2% in the fiscal years ended June 30, 2009 and 2008, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

10. Significant Vendors

          During the year ended June 30, 2009, the Company purchased approximately 48.9% (19.4%, 18.6%, 10.9%) of its product from three vendors. During the year ended June 30, 2008, the Company purchased approximately 54.0% (20.6%, 19.8%, 13.6%) of its product from two vendors.

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

          SED International do Brasil Distribuidora Ltda. has various litigations related to additional income taxes and social taxes allegedly due from the fiscal years 1998 through 2004. These legal claims were filed during the years 2002 and 2003. The legal claims range from $3,000 to $219,000 each or $522,000 in the aggregate. After recording this cost, SED maintains an accrued liability of $270,000 at June 30, 2009 and 2008 to cover potential losses related to these claims.

12. Fair Value of Financial Instruments

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

          The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates.

          We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap (see Note 4.). This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable. The fair value, not in the Company’s favor, of the interest rate swap was $345,000 at June 30, 2009.

13. Legal Proceedings

          On September 5, 2008, pursuant to a Settlement Agreement and General Release (the “Agreement”) the Company settled all of the lawsuits brought by Mark Diamond, son of Jean Diamond, the Chairman and CEO of the Company, against the Company, its domestic subsidiaries and certain of its directors. The Agreement covers and fully resolves all claims that have been or could have been brought in the preceding litigations and also covers all appeals and proceedings related thereto. Under the Agreement, the Company (i) paid Mark Diamond the sum of $2.1 million, of which $325,000 was recovered from its insurance carriers; and (ii) on June 1, 2009, issued 200,000 shares of restricted common stock to an irrevocable trust established by Mark Diamond for the benefit of his children. All of these lawsuits have been dismissed with prejudice.

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

     (b) Management’s Report on Internal Control over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

     (c) Changes in Internal Control over Financial Reporting
There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
          None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

                The following table sets forth the names, ages and principal positions of the Company’s directors and executive officers as of September 23, 2009.

Name	Age	Position with the Company

Jean Diamond*	67	Chairman of Board, Chief Executive Officer
Jonathan Elster*	37	President and COO
Barry Diamond*	67	Vice President – Product Management & Wireless
Mark DiVito	50	Vice President of Operations
Lyle Dickler	40	CFO, Vice President of Finance
Stewart I Aaron (2)(4)	69	Director
Melvyn I Cohen (1)	69	Director
Arthur Goldberg (1) (3)	70	Director
Stephen Greenspan (3)(4)(5)	68	Director
J. K. Hage, III (3)(4)	58	Director
Samuel Kidston (1)(2)	34	Director
Joseph Segal (2)	66	Director

*Named Executive Officers
(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Legal Affairs Committee
(4)	Member of the Nominating and Corporate Governance Committee
(5)	Lead independent Director

                The principal occupation and business experience for at least the last five years for each director and executive officer is set forth below.

Stewart I. Aaron has been a director of the Company since November 1994. Mr. Aaron currently serves as the President of, LABS, Inc.; a silk plant manufacturer based in Atlanta, Georgia, and has held that position over the last 20 plus years. Additionally, he also currently serves as the President of Stewart Aaron and Associates, Inc, a real estate development company.

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

Lyle Dickler joined the Company in June 2005 as Corporate Controller and assumed the positions as Secretary and Treasurer effective August 11, 2005. Mr. Dickler was appointed Vice President of Finance on July 1, 2006 and Chief Financial Officer on May 13, 2008. Prior to joining the Company Mr. Dickler served from May 2003 to June 2005 as Controller for Okabashi Brands, Inc. From 2001 to 2003 Mr. Dickler served as Controller for PAI Industries, Inc.

Mark DiVito joined the Company in September 1996 as Director of Corporate Security. In July 1998, he was appointed to the position of Director of Human Resources. Mr. DiVito was appointed Vice-President of Human Resources in August 1999 and in January 2005 he was appointed Vice-President of Operations.

Jonathan Elster has been with the Company since 1995. Mr. Elster has been serving as our President and Chief Operating Officer since his promotion in June 2, 2009. Elster began his career with the Company as a sales representative in 1995. He has served as a Sales Manager from 1997 to 1999 and as Vice President-Sales from 1999 to 2000. In 2000, Mr. Elster was promoted to Senior Vice-President of Sales and Marketing and in 2004, Executive Vice President. He is responsible for sales and marketing operations of the Company. Jonathan Elster is Jean Diamond’s son-in-law.

Arthur Goldberg has been a director of the Company since May 2008. He is currently the Chief Financial Officer of Clear Skies Solar, Inc. (OTCBB: CSKH). Prior to that he served as interim CFO of Milestone Scientific, Inc. (OTCBB: MLSS) from August 2007 to January 2008. From July 2006 to June 2007, Mr. Goldberg served as CAO and CFO of St. Luke’s School, a non-sectarian college prep school. From December 2005 to July 2006, Mr. Goldberg was a private accounting and business consultant. From February 1999 to November 2005, Mr. Goldberg was a partner in the firm of Tatum CFO Partners LLP, serving as an interim CFO for both public and private companies. Prior to 1999, Mr. Goldberg held several senior executive positions, including CFO and COO of a number of public companies. Mr. Goldberg received his B.B.A. from the City College of New York, his M.B.A. from the University of Chicago and his J.D. and LL.M. from New York University School of Law. Mr. Goldberg is also a Certified Public Accountant.

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

J.K. Hage III joined the Board in January 2009. He is the Managing partner of the law firm of Hage & Hage LLC., where he has practiced law since 1978. Mr. Hage is a founder of the Griffiss Institute, a nonprofit organization dedicated to research, training and services in information security. From November 2004 to May 2006, he served as its General Counsel and from February 2003 to November 2004, he served as its first Executive Director. Mr. Hage earned a B.A. from Hamilton College and a J.D. from Albany Law School and is admitted to both the, New York and the Alaska Bars. Mr. Hage sits on the Nomination and Corporate Governance and the Legal Affairs Committees.

Samuel A. Kidston joined the Board in January 2009. He is the founder and Chief Investment Officer of North & Webster, LLC, an investment management and advisory firm and sits on the board of Sport-Haley, Inc. Prior to founding North & Webster, LLC, Mr. Kidston served as an equity analyst at BlackRock, Inc., from December 2001 to March 2006. Mr. Kidston earned a B.A. from Wesleyan University and received his Charter as an Investment Analyst from the CFA Institute. Mr. Kidston sits on the Audit and Compensation Committees.

Joseph Segal was appointed to the Board in September 2005. Since 1998, Mr. Segal has served as managing partner in Cornerstone Capital Partners, LLC, a real estate investment firm operating in Georgia and Florida. Mr. Segal previously served as Chairman of the Board and Chief Operating Officer of Phoenix Communications, a commercial printing and publishing firm, until December 1997.

Board Committees

          The Board has the following standing committees: Audit (the “Audit Committee”), Compensation (the “Compensation Committee”), Nominating and Corporate Governance (the “Nominating and Governance Committee”) and Legal Affairs (the “Legal Affairs Committee”).

Audit Committee

          The members of the Audit Committee are Messrs. Cohen, Goldberg and Kidston. The Audit Committee met seven times in fiscal 2009, with all members attending all meetings. The Audit Committee reviews and reports to the Board on our internal accounting and financial controls and on the accounting principles and auditing practices and procedures to be employed in preparing and reviewing our consolidated financial statements. The Audit Committee is also responsible for engaging and overseeing our independent public auditors, the scope of the audit to be undertaken by such auditors and the pre-approval of any audit and permitted non-audit services provided by such auditors. A copy of the Audit Committee charter is posted on the Company’s website at www.sedonline.com.

Audit Committee Financial Expert

          The Board has determined that Arthur Goldberg qualifies as the Company’s “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” under Nasdaq’s listing standards and Section 10A(m)(3) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent stockholders were complied with during the fiscal year ended June 30, 2009.

Code of Ethics

          We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.sedonline.com.

EXECUTIVE COMPENSATION

Item 11. Executive Compensation

Summary of Compensation

          The following table sets forth certain information with respect to compensation for the fiscal year ended June 30, 2009 earned by or paid to the Company’s Chief Executive Officer (principal executive officer), and two other most highly compensated executive officers whose total salary exceeded $100,000 in fiscal 2009 (the “Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary $	Cash Bonus $		Stock Awards $	All Other Compensation $ (2)	Total $

Jean A. Diamond	2009	316,135	—		44,375	25,200	385,710
Chairman of the Board	2008	288,317	—		29,584	22,216	340,117
and Chief Executive Officer	2007	281,285	—		—	19,880	301,165

Jonathan Elster	2009	261,108	—		35,500	14,502	311,110
President and Chief Operating	2008	259,990	15,240	(1)	23,667	16,494	315,151
Officer	2007	259,990	16,650		—	16,406	293,046

Barry Diamond	2009	208,644	5,500		35,500	3,250	252,894
Vice President of Wireless	2008	199,992	3,250		23,667	15,327	242,236
and Purchasing	2007	199,996	—		—	11,417	211,413

(1)	This amount was paid in fiscal 2009.
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

Agreements with Certain Executive Officers

          The Company has employment agreements with Jean Diamond, Jonathan Elster and Barry Diamond.

          The employment agreement with Jean Diamond has a five-year term currently expiring on July 1, 2014. Her agreement, as amended to date, (i) provides for an annual base salary of $316,000 (as of July 1, 2008), increases annually in an amount equal to the greater of five percent of her then current salary or the percentage increase in the Consumer Price Index for the month of June relative to the same prior year period, (ii) provides for an automobile allowance, and (iii) does not provide for an annual bonus. The agreement also provides that if a Change of Control (as hereinafter defined) occurs during her employment term and her employment is terminated (i) by the Company, or by her upon the occurrence of certain events, or (b) by her in her sole discretion concurrently with, or within 30 days of, the date of the occurrence of the Change of Control, she will be entitled to a cash payment in an amount equal to all annual salary and other benefits owing to her for the period from the date of termination through the remainder of the term of her employment under the agreement. However, in no event shall the amount of any such cash payment be less than the aggregate of her then annual salary plus the value of all other benefits payable to her on an annualized basis under her employment agreement, as amended. A Change of Control is deemed to have occurred when, during the term of Ms. Diamond’s employment pursuant to her employment agreement, (i) any individual, entity, group or association becomes the beneficial owner of securities of the Company representing 30% or more of the combined voting power of the Company’s or SED International’s then-outstanding securities entitled to vote generally in the election of directors; (ii) a change in a majority of directors of the Board and such new directors were not appointed, approved or nominated by the Board; (iii) all or substantially all of the assets of the Company or SED International are sold, conveyed, transferred or otherwise disposed of, in one or more transactions, without the approval of the Board or the board of directors of SED International, as the case may be.

          The employment agreement with Jonathan Elster, effective as of July 1, 2004, originally for a term of five years, has been extended through July 1, 2010. Mr. Elster’s annual compensation includes an annual base salary of $261,700 plus an annual bonus in an amount equal to three percent (3%) of the Company’s Pre-tax Adjusted Annual Income. The Company’s “Pretax Adjusted Annual Income” means with respect to a given fiscal year (a) the sum of earnings before taxes as reported on its audited consolidated statement of operations for such fiscal year, excluding extraordinary non-operational costs and profits. He is also entitled to participate in all of the Company’s employee benefit programs available to management executives, including health and long-term disability insurance. The Company may terminate Mr. Elster’s employment for “good cause,” as defined in his employment agreement. In addition, upon termination of his employment, Mr. Elster has agreed not to solicit customers of the Company for a period of a one (1) year from the date of termination.

          The employment agreement with Barry Diamond, effective November 20, 2008, is for a term of two years. Mr. Diamond’s annual compensation includes an annual base salary of $215,000. He is also entitled to participate in all of the Company’s employee benefit programs available to management executives, including health and long-term disability insurance. The Company may terminate Mr. Diamond’s employment for “good cause,” as defined in his employment agreement. In addition, upon termination of his employment, Mr. Diamond has agreed not to solicit customers of the Company for a period of a one (1) year from the date of termination.

Outstanding Equity Awards

          The following table sets forth certain information with respect to outstanding equity awards at June 30, 2009 with respect to the Named Executive Officers.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Shares or Units of Stock that have not vested ($)(3)

Jean Diamond	50,000	1.96	10/15/2011	125,000	137,500

Total	50,000

Jonathan Elster	62,500	1.96	10/15/2011	100,000	110,000

Total	62,500

Barry Diamond	40,000	1.96	10/15/2011	100,000	110,000
	50,000	0.44	1/15/2013

Total	90,000

(1)	Represents stock option grants at fair market value on the date of grant.
(2)

The restricted shares of common stock are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date pursuant to the provisions of a restricted stock agreement.

(3)	Based on the closing price per share of $1.10 as reported on the OTCBB on June 30, 2009.

Director Compensation

Beginning in January 2009, our “independent” directors receive the following compensation:

•

An annual fee of $60,000 of which 50% shall be paid in quarterly installments of cash and 50% shall be paid by an annual award of restricted shares of common stock which shall immediately vest upon issuance;

•	The Chairman of the Audit Committee is paid an additional annual fee of $20,000 and each committee member is paid an additional annual fee of $5,000 for their services on the committee;
•	The Chairman of the Compensation Committee is paid an additional annual fee of $5,000 and each committee member is paid an additional annual fee of $2,000 for their services on the committee;
•	The Chairman of the Legal Affairs Committee is paid an additional annual fee of $5,000 and each committee member receives an additional annual fee of $2,000 for their services on the committee;
•

The Chairman of the Nominating and Corporate Governance Committee is paid an annual fee of $5,000 and each committee member receives an additional annual fee of $2,000 for their services on the committee;

•	The Lead Independent Director is paid an additional $5,000 per year.

          The following table sets forth the compensation paid to our independent directors for the fiscal year ended June 30, 2009.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)

Stewart I. Aaron	51,540	35,000	86,540
Melvyn I Cohen	59,540	35,000	94,540
Joe Segal	46,790	35,000	81,790
Art Goldberg	51,540	35,000	86,540
Steve Greenspan	46,540	35,000	81,540
J. K. Hage, III	18,154	25,000	43,154
Samuel Kidston	19,654	25,000	44,654

(1) Reflects the value of the restricted stock that was charged to income in the reported period as included in the Company’s financial statements. For a description of the assumption made in the valuation of restricted stock, see the Share-Based Compensation under Note 2, and the Restricted Stock Section under Note 7, to the Company’s Financial Statements included with this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

          The following table sets forth certain information as of September 23, 2009 regarding the beneficial ownership of our common stock by (i) the Named Executive Officers, (ii) the Company’s directors, (iii) each person we know to beneficially own more than 5% of our outstanding common stock, and (iv) all directors and executive officers of the Company as a group. All shares of our common stock shown in the table reflect sole voting and investment power except as otherwise noted.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Stewart I. Aaron	57,857	(1)	1.13
Melvyn I. Cohen	105,857	(2)	2.05
Barry Diamond	198,255	(3)	3.83
Jean Diamond	650,426	(4)	12.66
Jonathan Elster	166,000	(5)	3.22
Arthur Goldberg	24,857	(6)	*
Stephen Greenspan	22,857	(6)	*
J. K. Hage, III	140,045	(7)	2.75
Samuel Kidston	377,496	(8)	7.42
Joseph Segal	22,857	(6)	*
All current directors and executive officers as a group (12) persons	1,446,007	(9)	35.64

5% Shareholders:
FMR Corp.	480,000	(10)	9.44
Allen R. Earl	458,402	(11)	9.01

*	Represents less than one percent of our outstanding common stock.
(1)

The shares include 35,000 options 22,857 restricted shares of common stock granted on July 1, 2008, which are subject to vesting and forfeiture over a two year period pursuant to the provisions of a restricted stock agreement, for Mr. Aaron.

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

(4)

The shares indicated include 50,000 options 125,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement, for Mrs. Diamond. The shares include 271,426 shares held by a trust for the benefit of Ms. Diamond.

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

(7)

The shares include 26,845 restricted shares of common stock granted January 1, 2009, which are subject to vesting and forfeiture over a two year period pursuant to the provisions of a restricted stock agreement, for Mr. Hage.

(8)

The shares include 344,383 shares of common stock owned in the aggregate by North & Webster Value Opportunities Fund, LP, North & Webster Fund II, LP and North & Webster, LLC (collectively, the “North & Webster Entities”). North & Webster, LLC is the general partner of both of North & Webster Value Opportunities Fund, LP and North & Webster Fund II, LP. Mr. Kidston is a Managing Member of North & Webster, LLC and disclaims beneficial ownership of the shares of common stock beneficially owned by the North & Webster Entities except to the extent of his pecuniary interest therein. The principal business address of Mr. Kidston is c/o North & Webster, LLC, 10 Tower Office Park, Suite 420, Woburn, MA 01801. The shares include 26,845 restricted shares of common stock granted January 1, 2009 which are subject to vesting and forfeiture over a two year period pursuant to the provision of a restricted stock agreement for Mr. Kidston.

(9)

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

(11)	All of the shares indicated are deemed beneficially owned by Allyn R. Earl. Mr. Earl’s address is 38 Dwight Avenue, Clinton, New York 13323-1600

          The business address and telephone number of each of Jean Diamond, Jonathan Elster, Barry Diamond, Mark DiVito, Lyle Dickler, Stewart I. Aaron, Melvyn I. Cohen, Arthur Goldberg, Stephen Greenspan and Joseph Segal are c/o SED International Holdings, Inc., 4916 North Royal Atlanta Drive, Tucker, Georgia 30084 and (770) 491-8962.

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

          The “1999 Plan”, established on July 20, 1999 for a term of ten years authorizes the Company to grant up to 1,200,000 shares of its common stock to employees, Directors and Consultants of the Company and is intended to be a “board-based plan” in that, at all times not more than fifty percent (50%) of the optionees and recipients of the plan shall be officers or affiliates. Under the plan, the Company may grant both nonqualified options and restricted stock awards and have an option or award price of the fair market value of the Company’s common stock on the date of grant. Unless otherwise specified by the Compensation Committee, options and restricted awards vest ratably over a four-year period. All grants expire no later than 10 years from the date of grant. No stock options or awards were granted in fiscal 2009.

          The following table sets forth certain information as of June 30, 2009, relating to all of our equity compensation plans:

Equity Compensation Plans Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)

Equity compensation plans approved by security holders	282,075	$2.08
Equity compensation plans not approved by security holders	221,584	$3.03	801,841

Total	503,659	$2.50	801,841

          In July 2009 the 1999 Plan expired and the remaining 801,841 shares that were available for future grants under the plan were no longer reserved for grants thereunder.

          On October 23, 2007, the Board of Directors of the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “Stock Plan”) for the purposes of attracting and retaining the personnel necessary for the Company’s success. The Stock Plan covers employees and others who perform services for the Company including directors and consultants. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the Stock Plan. The Stock Plan is administered by the Company’s Board and/or Compensation Committee. As of June 30, 2009, 715,000 shares were outstanding under the Stock Plan. No shares had vested under the Stock Plan as of June 30, 2009.

Item 13.	Certain Relationships and Related Transactions and Director Independence

Transactions with Related Parties

Lease of Headquarters

          On August 6, 2009, the Board of Directors of the Company unanimously approved a two-year extension of SED’s existing headquarter lease with the Diamond Chip Group LLC which extended the lease term through September 30, 2011. Under the terms of the extension, beginning on October 2, 2009 through the end of the extended term of September 30, 2001, the Company’s annual rental rate was reduced by approximately $40,000 per year from approximately $328,000 to $288,000 and the Company will continue to occupy the premises under the same existing lease terms and conditions.

          The members of the Diamond Chip Group LLC include the Marital Trust for the benefit of Jean A. Diamond and Jean A. Diamond, who own respectively 37.5% and 62.5% of the outstanding interests in the LLC. Jean Diamond is Chairman of the Board and Chief Executive Officer of the Company.

Director Independence

          The Board has determined that Messrs. Aaron, Cohen, Goldberg, Greenspan, Hage Kidston and Segal are independent as that term is defined in the listing standards of the NASDAQ. Messrs. Cohen, Goldberg and Kidston are the sole members of the Audit Committee, and Messrs. Aaron, Segal and Kidston are the sole members of the Compensation Committee and are independent for such purposes. Messrs. Goldberg, Greenspan and Hage are the sole members of the Legal Affairs Committee. Messrs. Aaron, Greenspan and Hage are the sole members of the Nomination and Governance Committee. Messrs. Greenspan also serves as the Company’s Lead Independent Director.

Item 14.	Principal Accounting Fees and Services.

INDEPENDENT PUBLIC ACCOUNTANTS

          The firm of J. H. Cohn LLP has served as the Company’s independent registered public accounting firm since 2005.

Audit and Non-Audit Fees

          The following table presents fees for professional audit services rendered by J. H. Cohn LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2009 and 2008, respectively.

	2009	2008

Audit Fees
J. H. Cohn LLP (1)	$210,000	$266,000

(1)	J. H. Cohn LLP fees for fiscal 2009 are estimated.

          J. H. Cohn LLP fees for fiscal 2009 and 2008 include audit of the Company’s Annual financial statements and review of financial statements included in the Company’s Form 10-Q quarterly reports. J. H. Cohn LLP neither billed us any fees nor provided any services other than the audit services and fees included above.

          The Audit Committee’s current practice is to pre-approve all audit services and all non-audit services to be provided to the Company by its independent auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

          (a) The following documents are filed as part of this Report:

          1. Financial Statements. The following financial statements and the report of SED’s independent auditor thereon, are filed herewith.

•	Report of Independent Registered Public Accounting Firm (J.H Cohn, LLP-2009 and 2008)

•	Consolidated Balance Sheets at June 30, 2009 and 2008

•	Consolidated Statements of Operations for the years ended June 30, 2009 and 2008

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2009 and 2008

•	Consolidated Statements of Cash Flows for the years ended June 2009 and 2008

•	Notes to Consolidated Financial Statements

          2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

          3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description

3.1	Articles of Incorporation of the Company. (1)
3.2	Amendment to Articles of Incorporation. (2)
*3.3	Amendment to Articles of Incorporation dated January 21, 2009.
3.4	Bylaws of the Company. (3)
3.5	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007. (4)
*3.6	Article 1, Section 11 of the Bylaws of SED International Holdings, Inc., as amended on January 21, 2009.
**10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. (5)
**10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan. (6)
**10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan. (7)
**10.14	Employment Agreement dated November 20, 2008, between the Company, SED International Holdings, Inc. and Barry Diamond. (8)
**10.23	Form of Non-Qualified Stock Option Agreement for Directors. (9)
**10.24	1995 Formula Stock Option Plan, together with related form of Non-Qualified Stock Option Agreement. (10)
**10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation 1999 Stock Option Plan. (11)
**10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement. (12)
**10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company. (13)

Exhibit Number	Description

**10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company. (13)
10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International. (14)
**10.42	Amended and Restated Employment Agreement between SED International Holdings, Inc. and Jean Diamond dated January 15, 2008. (15)
**10.43	Amended and Restated Employment Agreement between SED International, Inc. and Jonathan Elster dated November 20, 2008. (16)
10.58	First Amendment of Lease for 4916 N. Royal Atlanta Drive, Tucker GA 30084 dated September 19, 2005. (17)
10.59	Lease Agreement Extension for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated March 20, 2006. (17)
10.60	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005. (17)
*10.61	Lease agreement dated June 10, 2009 between Dexus Industrial SPE Financial Portfolio, LLC and SED International, Inc.
10.62	Seventh Addendum to Lease Dated March 13, 2007 for 1729 NW 84th Avenue, Doral, Florida 33126. (18)
10.63	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007. (19)
**10.64	2007 Restricted Stock Plan. (20)
**10.65	Final Form of Restricted Stock Agreement, dated as of October 23, 2007, between the Company and each of Barry Diamond, Jean Diamond, Lyle Dickler, Mark DiVito, Jonathan Elster and Charles Marsh. (21)
10.66	Fourth Amendment to Wachovia Loan and Security Agreement dated August 23, 2007. (22)
10.67	Fifth Amendment to Wachovia Loan and Security Agreement dated January, 21, 2008. (22)
10.68	Sixth Amendment to Wachovia Loan and Security Agreement dated July 1, 2008. (22)
10.69	Settlement Agreement and General Release entered into on September 5, 2008. (22)
10.70	Employment Agreement dated August 10, 2009 between SED International Holdings, Inc. and Lyle Dickler (23)
10.71	Employment Agreement dated August 10, 2009 between SED International Holdings, Inc. and Mark DiVito (23)
*10.72	Second Amendment of Lease for 4916 North Royal Atlanta Drive, Tucker, GA 30084, dated August 6, 2009.
*10.73	Amendment to Wachovia Loan and Security Agreement dated September 9, 2009.
21	Subsidiaries of the Company. (24)
*24	Power of Attorney (see signature page to this Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
*32.1	Section 1350 Certification by Principal Executive Officer.
*32.2	Section 1350 Certification by Principal Financial Officer.

*	Filed Herewith
**	Denotes compensatory plan, compensation arrangement or management contract.

1)	Incorporated herein by reference to Exhibit 3.1 from the Company’s 1999 Form 10-K.

2)	Incorporated herein by reference to Exhibit 3.2 from the Registrant’s Revised Definitive Proxy Soliciting Materials filed March 26, 2002 (SEC File No. 000-16345).

3)	Incorporated herein by reference to Exhibit 3.3 from the Company’s 1999 Form 10-K.

4)	Incorporated herein by reference to Exhibit 3.4 from the Company’s Current Report on Form 8-K filed on September 19, 2007.

5)	Incorporated herein by reference to Exhibit 10.10 from Company’s Definitive Supplemental Proxy Statement dated October 18, 1991 (SEC File No. 0-16345).

6)	Incorporated herein by reference to Exhibit 10.11 from Company’s 1992 Form 10-K (SEC File No. 0-16345).

7)	Incorporated herein by reference to Exhibit 10.12 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

8)	Filed as an exhibit to the Company’s current report on form 8-K filed on November 24, 2008 and incorporated herein by reference.

9)	Incorporated herein by reference to Exhibit 10.23 from Company’s 1995 Form 10-K (SEC File No. 0-16345).

10)	Incorporated herein by reference to Exhibit 10.24 from Company’s Proxy Statement pertaining to Company’s 1995 Annual Meeting of Stockholders dated October 1, 1995 (SEC File No. 0-16345).

11)	Incorporated herein by reference to Exhibit 10.26 from Company’s Proxy Statement pertaining to Company’s 1996 Annual Meeting of Stockholders dated October 1, 1996 (SEC File No. 0-16345).

12)	Incorporated herein by reference to Exhibit 10.32 from Company’s 1999 Form 10-K.

13)	Incorporated herein by reference to Exhibits 10.38 and 10.39 from Company’s 1999 Form10-K.

14)	Incorporated herein by reference to Exhibit 10.40 from Amendment No. 1 to the Company’s Annual Report on Form 10-K/A for the fiscal year ended June 30, 1999 (SEC File No. 0-16345).

15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 18, 2008.

16)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 21, 2008.

17)	Incorporated herein by reference to Exhibits 10.58, 10.59 and 10.60 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

18)	Incorporated by reference to Exhibit 10.62 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

19)	Incorporated by reference to Exhibit 10.63 from the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 (SED File No. 000-16345)

20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

22)	Incorporated by reference to Exhibits 10.66, 10.67, 10.68 and 10.69 from the Company’s 2008 Form 10-K (SEC File No. 0-16345).

23)	Filed as exhibit to the Company’s Current Report on Form 8-K filed on August 14, 2009 and incorporated herein by reference

24)	Incorporated herein by reference to Exhibit 21 from the Registrant’s (SEC File No. 000-16345) 2006 Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

By:	/s/ LYLE DICKLER

Lyle Dickler, Chief Financial Officer (principal financial and accounting officer)

Date: September 24, 2009

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

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this September 24, 2009.

/s/ JEAN DIAMOND	Chairman of the Board Chief Executive Officer and Director (Principal Executive Officer)

Jean Diamond

/s/ LYLE DICKLER	Chief Financial Officer (Principal Financial and Accounting Officer)

Lyle Dickler

/s/ STEWART I. AARON	Director

Stewart I. Aaron

/s/ MELVYN I. COHEN	Director

Melvyn I. Cohen

/s/ JOSEPH SEGAL	Director

Joseph Segal

/s/ ARTHUR L. GOLDBERG	Director

Arthur L. Goldberg

/s/ STEPHEN H. GREENSPAN	Director

Stephen H. Greenspan

/s/ J. K. HAGE III	Director

J. K. Hage III

/s/ SAMUEL KIDSTON	Director

Samuel Kidston