Form 10-Q
period 2009-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2009-11-12
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 1, 2009 was 5,065,144 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share and per share amounts)

	September 30, 2009	June 30, 2009

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$5,758	$3,570
Trade receivables, net	49,342	50,128
Inventories, net	41,919	38,532
Deferred tax assets, net	320	286
Other current assets	5,481	5,653

Total current assets	102,820	98,169
Property and equipment, net	723	720

Total assets	$103,543	$98,889

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$48,383	$47,417
Accrued and other current liabilities	7,733	7,670
Revolving credit facility	27,323	25,093

Total liabilities	83,439	80,180

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; authorized: 129,500 shares, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 6,761,302 shares issued and 5,066,811 shares outstanding at September 30, 2009 and 6,781,302 shares issued and 5,086,811 shares outstanding at June 30, 2009	68	68
Additional paid-in capital	69,660	69,525
Accumulated deficit	(33,079)	(33,531)
Accumulated other comprehensive loss	(3,458)	(4,266)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)

Total shareholders’ equity	20,104	18,709

Total liabilities and shareholders’ equity	$103,543	$98,889

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,

	2009	2008

Net sales	$127,938	$120,718
Cost of sales	121,202	114,168

Gross profit	6,736	6,550
Operating expenses:
Selling, general and administrative expense	6,046	5,734
Depreciation and amortization expense	105	119
Foreign currency transaction (gain) loss	(525)	882

Total operating expenses	5,626	6,735

Operating income (loss)	1,110	(185)
Interest (income) expense:
Interest (income)	(18)	—
Interest expense	442	304

Interest, net	424	304

Income (loss) before income taxes	686	(489)
Income tax expense (benefit)	234	(163)

Net income (loss)	$452	$(326)

Basic and diluted income (loss) per common share:
Basic	$.11	$(.08)

Diluted	$.10	$(.08)

Weighted average number of common shares outstanding:
Basic	4,281,000	4,004,000
Diluted	4,578,000	4,004,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(Unaudited)

	Three Months Ended September 30,

	2009	2008

Operating activities:
Net income (loss)	$452	$(326)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	105	119
Deferred tax assets	(34)	6
Stock compensation	134	106
Changes in operating assets and liabilities:
Trade accounts receivable, net of provision	1,854	(2,910)
Inventories	(2,694)	(5,473)
Other assets	547	(1,535)
Trade accounts payable	(400)	3,800
Accrued and other current liabilities	(234)	(261)

Net cash used in operating activities	(270)	(6,474)
Investing activities: Purchase of equipment	(94)	(46)
Financing activities: Net borrowings under revolving credit facility	2,230	6,550
Effect of exchange rate changes on cash and cash equivalents	322	(263)

Net increase (decrease) in cash and cash equivalents	2,188	(233)
Cash and cash equivalents:
Beginning of period	3,570	4,086

End of period	$5,758	$3,853

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in thousands except per share data)
(Unaudited)

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010, or any other interim period. The June 30, 2009 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2009.

     For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2009.

2. New Accounting Pronouncements

Recently adopted accounting pronouncements

     In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of September 30, 2009 changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

      On July 1, 2009, we adopted the accounting standard for ownership interests in subsidiaries held by parties other than the parent, which establishes accounting for the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. This accounting standard also establishes reporting requirements that provide enhanced disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The impact of adopting this accounting standard on our consolidated financial position, results of operations and cash flows was not significant.

      On June 30, 2009, we adopted amendments to the accounting standards addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only and, therefore, did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through November 12, 2009, the date we have issued this Quarterly Report on Form 10-Q.

Recent accounting pronouncements not yet adopted

     In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (“VIEs”) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. We will adopt these amendments for interim and annual reporting periods beginning on July 1, 2010. We do not expect the adoption of these amendments to have a material impact on our consolidated financial position, results of operations or cash flows.

3. Earnings (Loss) per Common Share

     Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per common share for the three months ended September 30, 2009 are the dilutive effects of options to purchase 92,500 shares of common stock. Also, included in diluted earnings for the three months ended September 30, 2009 is the dilutive effect of 805,832 shares of unvested restricted stock.

     Diluted earnings per common share for the three months ended September 30, 2009 and 2008 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (411,159 and 503,659) for the three months ended September 30, 2009 and 2008, respectively. Also excluded from the diluted loss per share calculation for the three months ended September 30, 2008 were 819,285 shares of unvested restricted stock due to their anti-dilutive effect.

4. Trade Receivables

	September 30, 2009	June 30, 2009

Trade receivables	$50,175	$50,712
Less: allowance for doubtful accounts	(833)	(584)

	$49,342	$50,128

5. Inventories

	September 30, 2009	June 30, 2009

Inventories on hand	$39,767	$33,712
Inventories in transit	3,050	5,525
Less: allowances	(898)	(705)

	$41,919	$38,532

6. Comprehensive Income (Loss)

     Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive income (loss). SED’s other comprehensive income (loss) is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes.

     Comprehensive income (loss), net of income taxes, for the three months ended September 30, 2009 and 2008, respectively, is as follows:

	Three Months ended September 30,

	2009	2008

Net income (loss)	$452	$(326)
Changes in foreign currency translation adjustments	795	(976)
Changes in fair value of interest rate swap contract	13	48

Comprehensive income (loss)	$1,260	$(1,254)

     The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the three month periods ended September 30, 2009 and 2008 and, therefore, the comprehensive income or loss for these periods had no income tax effect.

     Accumulated other comprehensive loss included in shareholders’ equity totaled $3.5 million and $4.3 million at September 30, 2009 and June 30, 2009, respectively, and consisted of foreign currency translation adjustments of $3.3 million and $4.0 million, respectively, and changes in the fair value of interest rate swap contract of $0.2 million and $0.3 million, respectively.

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation

For the three months ended September 30, 2009
Net sales to unaffiliated customers	$101,339	$26,592	$7	$127,938
Gross profit	$4,997	$1,739	—	$6,736
Foreign currency transaction gain	—	$(525)	—	$(525)
Operating income	$574	$536	—	$1,110
Interest income	—	$(18)	—	$(18)
Interest expense	$425	$17	—	$442
Income tax expense	$18	$216	—	$234
Net income	$131	$321	—	$452
Total assets at September 30, 2009	$89,077	$26,963	$(12,497)	$103,543

	United States	Latin America		Eliminations	Consolidation

For the three months ended September 30, 2008
Net sales to unaffiliated customers	$93,518		$28,112	$(912)	$120,718
Gross profit	$4,506		$2,044	—	$6,550
Foreign currency transaction loss	—		$882	—	$882
Operating income (loss)	$336		$(521)	—	$(185)
Interest expense	$304	$		—	$304
Income tax expense (benefit)	$7		$(170)	—	$(163)
Net income (loss)	$25		$(351)	—	$(326)
Total assets at September 30, 2008	$85,777		$25,434	$(13,273)	$97,938

     Net sales by product category is as follows:

For the three months ended September 30,	Micro-Computer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total

2009	$109,265	$17,410	$999	$264	$127,938
2008	$109,044	$8,938	$2,474	$262	$120,718

     Approximately 38.7% and 46.7% of SED’s net sales for the three months ended September 30, 2009 and 2008, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

8. Restricted Stock

     Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company.

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

     Effective January 2009, non-employee Board of Director’s base compensation was set at a per annum rate of $60,000 of which 50% shall be paid by an annual award of restricted shares of common stock. The independent directors shall only be entitled to the stock portion of their compensation after serving on the Board for the full calendar year. The number of shares to be issued to the directors will be determined on January 1, 2010 based upon the market price of the Company’s common stock as of that date.

     On July 1, 2008, the Company issued 125,000 shares of restricted common stock at a value of $117,000 to a vendor, an accredited investor, for services which vested immediately.

     Restricted stock activity is as follows:

	Three Months Ended September 30,

	2009	2008

Shares of restricted stock-beginning of period	882,975	705,000
Issued	—	239,285
Vested	(57,143)	(125,000)
Forfeited	(20,000)	—

Shares of restricted stock-end of period	805,832	819,285

     Share-based compensation expense recognized during the three months ended September 30, 2009 and 2008 totaled approximately $134,000 and $84,000, respectively. At September 30, 2009, there was $657,000 of unrecognized compensation cost related to unvested stock awards compensation arrangements which SED expects to be recognized over the next 25 months. At September 30, 2008, there was $899,000 of unrecognized compensation cost related to unvested stock awards compensation arrangements to be recognized over 40 months.

9. Credit Facility and Bank Debt

     On March 1, 2007, SED signed a three-year extension of a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia Agreement was originally entered into on September 21, 2005 with a term of three years. On January 10, 2008, SED elected to increase the Wachovia line of credit to $50.0 million. The Wachovia Agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventories as defined therein. Wachovia Bank became a Wells Fargo company effective December 31, 2008.

     Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The per annum interest rates available are LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate. SED is required to pay a commitment fee of 0.25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of SED’s shares in its foreign subsidiaries.

     The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Wachovia Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s unused availability is less than 10% of the formula borrowing base ($3.9 million at September 30, 2009) at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. The Wachovia Agreement also restricts SED’s ability to distribute cash dividends. As of September 30, 2009, SED determined that it was in compliance with the Wachovia Agreement.

     During February 2009, SED Colombia signed a one-year $2.5 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 13.7% per annum.

     Available borrowings under these credit facilities at September 30, 2009 were $13.0 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $2.5 million under the Banco de Credito line of credit. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended September 30, 2009 were

$27.0 million, $36.6 million and 5.8%, respectively. The weighted average interest rate on outstanding borrowings under the credit facilities was 6.1% at September 30, 2009. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended September 30, 2008 were $22.4 million, $26.2 million and 5.7%, respectively.

     The carrying value of all bank debt at September 30, 2009 approximates its fair value based on the variable market rates of interest on such bank debt.

     On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15.0 million with a fixed rate of 4.54%. On March 26, 2009, the swap agreement was further amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia’s markup of 1.5% as of September 30, 2009.

     The Company utilizes derivative financial instruments to reduce interest rate risk. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $499,000 at September 30, 2009 and $272,000 at September 30, 2008 and is included in accrued expenses. The Company does not hold or issue derivative financial instruments for trading purposes.

     As of September 30, 2009, approximately $223,000 in pre-tax losses related to cash flow hedges that are currently deferred in Accumulated Other Comprehensive Loss are expected to be reclassified to expense through January 26, 2010. Approximately $174,000 was reclassified to expense during the three months ended September 30, 2009.

10. Legal Proceedings

     None

11. Fair Value of Financial Instruments

     Effective July 1, 2008, the Company adopted FASB accounting guidance pertaining to financial assets and liabilities that are being measured and reported on a fair value basis and the related disclosure requirements about fair value measurements. The guidance establishes a fair value hierarchy that prioritized the inputs to valuation techniques used to measure fair value. The three levels of the fair-value hierarchy include: Level 1 – quoted market prices in active markets for identical assets and liabilities; Level 2 – inputs other than quoted market prices included in Level 1 above that are observable for the asset or liability, either directly or indirectly; and, Level 3 – unobservable inputs for the asset or liability. The implementation of the guidance for financial assets and financial liabilities, effective July 1, 2008, did not have a material impact on our consolidated financial position and results of operations. We also adopted the guidance related to fair value measurements for non-financial assets and liabilities, such as our property and equipment, which is measured at fair value for impairment assessment, beginning July 1, 2009.

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates.

     We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap. This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable. The fair value, not in the Company’s favor, of the interest rate swap was $499,000 at September 30, 2009.

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

Critical Accounting Policies and Estimates

          General. Management’s discussion and analysis of SED’s financial condition and results of operations are based upon SED’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, management evaluates its estimates, including those related to vendor programs and incentives, bad debts, inventories, investments and income taxes. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its condensed consolidated financial statements.

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

Results of Continuing Operations

     The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended September 30,

	2009	2008

Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.74%	94.57%

Gross profit	5.26%	5.43%
Operating expenses:
Selling, general and administrative expense	4.73%	4.75%
Depreciation and amortization expense	.08%	.10%
Foreign currency transaction (gain) loss	(.41)%	.73%

Total operating expenses	4.40%	5.58%

Operating income (loss)	.86%	(.15)%
Interest (income) expense:
Interest income	(.01)%
Interest expense	.34%	.25%

Interest, net	.33%	.25%

Income (loss) before income taxes	.53%	(.40)%
Income tax expense (benefit)	.18%	(.13)%

Net income (loss)	.35%	(.27)%

Three Months Ended September 30, 2009 and 2008

     Revenues. Total net sales for the three months ended September 30, 2009 increased 6.0%, or $7.2 million, to $127.9 million as compared to $120.7 million for the three months ended September 30, 2008. Microcomputer product sales, excluding handling revenue, for the three months ended September 30, 2009 increased .2% to $109.3 million compared to $109.0 million for the three months ended September 30, 2008. This was primarily due to a slight increase in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the three months ended September 30, 2009 increased 94.8% to $17.4 million compared to $8.9 million for the three months ended September 30, 2008. This was primarily due to an increase in television sales and electronics sales from e-commerce. Wireless revenues for the three months ended September 30, 2009 decreased 59.6% to $1.0 million compared to $2.5 million for the three months ended September 30, 2008.

     Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended September 30,		Change

	2009	2008	Amount	Percent

	(Amounts in millions except percentage amounts)
United States
Domestic	$78.4	$64.3	$14.1	21.9%
Export	22.9	29.2	(6.3)	(21.6)%
Latin America	26.6	28.1	(1.5)	(5.3)%
Elimination		(.9)	.9	—

Consolidated	$127.9	$120.7	$7.2	6.0%

     Domestic revenues were $78.4 million and $64.3 million for the three months ended September 30, 2009 and 2008, respectively. The increase was due to an increase in computer and consumer electronics sales. Export revenues, net of eliminations, were $22.9 million and $28.3 million for the three months ended September 30, 2009 and 2008, respectively. The decrease was due to a decline in sales of computer products, printers and consumable printer products due to declining economic conditions. Latin America sales as measured in local currencies increased 4.2% due to an increase in sales of computer products, printers and consumable printer products as compared to a decrease of 5.3% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $26.6 million and $28.1 million for the three months ended September 30, 2009 and 2008, respectively.

     Sales of microcomputer products, including handling revenue, represented approximately 85.6% of SED’s first quarter net sales compared to 90.5% for the same period last year. Sales of consumer electronics products accounted for approximately 13.6% of SED’s first quarter net sales compared to 7.4% for the same period last year. Sales of wireless telephone products accounted for approximately .8% of SED’s first quarter net sales compared to 2.0% for the same period last year.

     Gross Profit Margins. Gross profit margin increased $186,000 to $6.7 million for the three months ended September 30, 2009, compared to $6.6 million for the same period last year. Gross profit as a percentage of net sales was 5.3% for the three months ended September 30, 2009 compared to 5.4% for the same period last year. The decrease in gross profit margin was primarily due to lower margins on sales in Latin America due to the lowering of selling prices caused by offset U.S. Dollar devaluation. Overall, SED continues to experience pricing pressure in selling products.

     Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding depreciation and amortization expense and foreign currency transaction losses, for the three months ended September 30, 2009 increased 5.4% to $6.0 million, compared to $5.7 million for the same period last year. The increase was primarily due from several factors including: (i) an increase of approximately $170,000 in credit and collection cost mostly a result of increased bad debt expense; (ii) an increase of approximately $100,000 in Board of Director cost related to an expanded board and increased compensation; (iii) an increase of approximately $50,000 in Latin America employee expenses mostly related to mandated government salary increases.

     Depreciation and Amortization. Depreciation and amortization was $105,000 for the three months ended September 30, 2009 compared with $119,000 for the same period last year.

     Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The devaluation of the U.S. Dollar currency versus the Latin American currencies resulted in a foreign currency transaction gain totaling $525,000 for the three months ended September 30, 2009 as compared to a loss of $882,000 for the three months ended September 30, 2008 due from Latin American currency devaluation versus the U.S. Dollar.

     Interest Income. Interest income was $18,000 for the three months ended September 30, 2009.

     Interest Expense. Interest expense was $442,000 and $304,000 for the three months ended September 30, 2009 and 2008, respectively. This change resulted primarily from higher average loan balances.

     Provision for Income Taxes (Benefit). Income tax expense was $234,000 for the three months ended September 30, 2009 as compared to an income tax benefit of $163,000 for the three months ended September 30, 2008. The provision is primarily related to operating income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and the benefit of the net operating loss carry forward.

Financial Condition and Liquidity

     Overview. At September 30, 2009, SED had cash and cash equivalents totaling $5.8 million and working capital of approximately $19.4 million. At September 30, 2009, SED’s availability under the credit facilities was approximately $15.5 million, after deducting $1.8 million in reserves for outstanding Letters of Credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facility with Wachovia Bank, National Association and Banco de Credito. SED’s accounts receivable and inventories collateralize SED’s U.S. borrowings. The Wachovia credit facility provides SED with a $50.0 million line of credit through September 2011. During February 2009, SED Colombia signed a $2.5 million unsecured, one-year line of credit with Banco de Credito. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of September 30, 2009, SED was in compliance with the requirements of the Wachovia credit facility agreement and has no reason to believe that it will not remain in compliance.

     While SED had historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes if the deteriorating economic conditions in Latin America and the devaluation of certain Latin American currencies continue, there may be a negative effect on net income and the foreign subsidiaries’ ability to generate cash flows from operations. Domestic banking agreements and international monetary restrictions may also limit SED’s ability to transfer cash between its foreign and domestic subsidiaries.

     SED has no off-balance sheet arrangements or transactions involving special purpose entities.

     Operating Activities. Cash used in operating activities was approximately $.3 million for the three months ended September 30, 2009 as compared to approximately $6.5 million used by operating activities for the three months ended September 30, 2008. Changes in operating assets and liabilities during the 3 months ended September 30, 2009 are as follows.

     Net trade receivables were $49.3 million at September 30, 2009 and $50.1 million at June 30, 2009. Average days sales outstanding were approximately 36.0 days at both September 30, 2009 and June 30, 2009.

     Net inventories increased $3.4 million to $41.9 million at September 30, 2009 from $38.5 million at June 30, 2009. SED continues to monitor and adjust inventory levels according to current and projected sales volumes.

     Other current assets decreased to $5.5 million at September 30, 2009 from $5.7 million at June 30, 2009.

     Trade accounts payable increased by approximately $1.0 million to $48.4 million at September 30, 2009 compared to $47.4 million at June 30, 2009.

     Accrued and other current liabilities were $7.7 million at both September 30, 2009 and June 30, 2009.

     Financing Activities. Net borrowings under the credit facilities increased by approximately $2.2 million to $27.3 million at September 30, 2009 compared to $25.1 million at June 30, 2009. The increase was due from the financing of the sales growth.

     There have been no material changes to obligations and/or commitments since the end of the last fiscal year. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates because SED is not able to determine the aggregate amount of such purchase orders or contracts that are binding obligations. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. As of September 30, 2009, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

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

   (b) Changes in Internal Control over Financial Reporting

     There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

     None.

ITEM 1A. Risk Factors

     As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

     In August 2009, SED’s Board of Directors approved a stock repurchase plan, pursuant to Rule 10b-18 of the Exchange Act, in which SED may buy back up to $50,000 worth of its outstanding shares of common stock in the open market over a six month period beginning on the effective date. As of September 30, 2009, no shares have been repurchased under such plan.

ITEM 3. Defaults Upon Senior Securities

     None.

ITEM 4. Submission of Matters to a Vote of Security Holders

     None.

ITEM 5. Other Information

     None.

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

SED International Holdings, Inc.
(Registrant)

Date: November 12, 2009	/s/ Jean Diamond
Jean Diamond
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2009	/s/ Lyle Dickler
Lyle Dickler
Chief Financial Officer
(Principal Financial and Accounting Officer)