Form 10-Q
period 2009-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2010-02-11
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

 X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission File Number 0-16345

SED International Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

GEORGIA (State or Other Jurisdiction of Incorporation or Organization)	22-2715444 (I.R.S. Employer Identification No.)

4916 NORTH ROYAL ATLANTA DRIVE, TUCKER, GEORGIA (Address of principal executive offices)	30084-3031 (Zip Code)

(770) 491-8962

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated filer      .

Non-accelerated filer      .

Accelerated filer      .

Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 1, 2010 was 5,083,715 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31, 2009	June 30, 2009

	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,878	$3,570
Trade receivables, net	55,067	50,128
Inventories, net	45,702	38,532
Deferred tax assets, net	312	286
Other current assets	6,213	5,653
Total current assets	115,172	98,169
Property and equipment, net	815	720
Total assets	$115,987	$98,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$62,860	$47,417
Accrued and other current liabilities	9,597	7,670
Revolving credit facility	25,000	25,093
Total liabilities	97,457	80,180

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500 shares, none issued	-	-
Common stock, $.01 par value; 100,000,000 shares authorized; 6,663,869 shares issued and 4,969,378 shares outstanding at December 31, 2009 and 6,781,302 shares issued and 5,086,811 shares outstanding at June 30, 2009	67	68
Additional paid-in capital	69,749	69,525
Accumulated deficit	(34,451)	(33,531)
Accumulated other comprehensive loss	(3,748)	(4,266)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)
Total shareholders' equity	18,530	18,709
Total liabilities and shareholders' equity	$115,987	$98,889

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31
	2009	2008	2009	2008

Net sales	$140,424	$109,108	$268,363	$229,826
Cost of sales	133,229	102,541	254,432	216,709
Gross profit	7,195	6,567	13,931	13,117
Operating expenses:
Selling, general and administrative expense	6,217	6,165	12,263	11,899
Employment contract settlement expense	1,600	–	1,600	–
Depreciation and amortization expense	99	120	204	239
Foreign currency transaction loss (gain)	482	390	(42)	1,272
Total operating expenses	8,398	6,675	14,025	13,410
Operating loss	(1,203)	(108)	(94)	(293)
Interest (income) expense:
Interest (income)	(28)	–	(47)	–
Interest expense	348	273	790	577
Interest, net	320	273	743	577
Loss before income taxes	(1,523)	(381)	(837)	(870)
Income tax (benefit) expense	(151)	315	83	152
Net loss	$(1,372)	$(696)	$(920)	$(1,022)

Basic and diluted loss per common share:	$(.31)	$(.18)	$(.21)	$(.26)

Weighted average number of common shares outstanding:
Basic	4,427,000	4,004,000	4,344,000	4,004,000
Diluted	4,427,000	4,004,000	4,344,000	4,004,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2009	2008
Operating activities:
Net loss	$(920)	$(1,022)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	204	239
Deferred tax assets	(26)	(56)
Stock compensation	244	167
Changes in operating assets and liabilities:
Trade accounts receivable, net of provision	(4,453)	5,493
Inventories	(6,818)	(2,069)
Other assets	(337)	1,909
Trade accounts payable	14,766	2,243
Accrued and other current liabilities	1,994	(2,942)
Net cash provided by operating activities	4,654	3,962
Investing activities: Purchase of equipment	(292)	(128)
Financing activities:
Net borrowings under revolving credit facility	(93)	(1,738)
Purchase of Company stock	(22)	–
Net cash used in financing activities	(115)	(1,738)
Effect of exchange rate changes on cash and cash equivalents	61	(284)
Net increase in cash and cash equivalents	4,308	1,812
Cash and cash equivalents:
Beginning of period	3,570	4,086
End of period	$7,878	$5,898

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Certain amounts in the Condensed Consolidated Statement of Cash Flows for the six months ended December 31, 2008 have been reclassified to conform with the current periods presentation. Operating results for the six months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010, or any other interim period. The June 30, 2009 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2009.

2. New Accounting Pronouncements

Recently adopted accounting pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of July 1, 2009 changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

On June 30, 2009, we adopted amendments to the accounting standards addressing subsequent events. The amendments provide guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The amendments require entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only and, therefore, did not have an impact on our consolidated financial position, results of operations or cash flows. We have evaluated subsequent events through February 11, 2010, the date we have issued this Quarterly Report on Form 10-Q.

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

3. Loss per Common Share

Basic loss per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

Diluted loss per common share for the three and six months ended December 31, 2009 and 2008 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options 443,909 and 503,659, respectively. Also, excluded from the diluted loss per share calculation for the three and six months ended December 31, 2009 and 2008 were 490,832 and 819,285 shares, respectively, of unvested restricted stock due to their anti-dilutive effect.

4. Trade Receivables

	December 31,	June 30,
	2009	2009

Trade receivables	$56,138	$50,712
Less: allowance for doubtful accounts	(1,071)	(584)
	$55,067	$50,128

5. Inventories

	December 31,	June 30,
	2009	2009

Inventories on hand	$40,938	$33,712
Inventories in transit	5,513	5,525
Less: allowances	(749)	(705)
	$45,702	$38,532

6. Comprehensive Loss

Comprehensive loss is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net loss and other comprehensive loss. SED’s other comprehensive income loss is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes.

Comprehensive loss net of income taxes, for the three and six months ended December 31, 2009 and 2008, respectively, is as follows:

	Three Months ended December 31,		Six Months ended December 31,
	2009	2008	2009	2008
Net loss	$(1,372)	$(696)	$(920)	$(1,022)
Changes in foreign currency translation adjustments	(468)	(458)	327	(1,434)
Changes in fair value of interest rate swap contract	178	(331)	191	(283)
Comprehensive loss	$(1,662)	$(1,485)	$(402)	$(2,739)

The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the three and six months ended December 31, 2009 and 2008 and, therefore, the comprehensive loss for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3.7 million and $4.3 million at December 31, 2009 and June 30, 2009, respectively, and consisted of foreign currency translation adjustments of $3.6 million and $4.0 million, respectively, and changes in the fair value of interest rate swap contract of $.1 million and $0.3 million, respectively.

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

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2009
Net sales to unaffiliated customers	$113,370	$27,054	$–	$140,424
Gross profit	5,451	1,744	–	7,195
Foreign currency transaction loss	–	482	–	482
Operating loss	(861)	(342)	–	(1,203)
Interest (income)	–	(28)	–	(28)
Interest expense	348	–	–	348
Income tax expense (benefit)	5	(156)	–	(151)
Net loss	(1,214)	(158)	–	(1,372)
Total assets at December 31, 2009	98,384	30,222	(12,619)	115,987

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2008
Net sales to unaffiliated customers	$82,868	$26,815	$(575)	$109,108
Gross profit	3,782	2,785	–	6,567
Foreign currency transaction loss	–	390	–	390
Operating (loss) income	(853)	745	–	(108)
Interest expense	273	–	–	273
Income tax expense	3	312	–	315
Net (loss) income	(1,129)	433	–	(696)
Total assets at December 31, 2008	73,460	25,480	(12,964)	85,976

Net sales by product category is as follows:

For the three months ended December 31,	Micro- Computer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total
2009	$115,419	$23,885	$865	$255	$140,424
2008	98,119	9,345	1,404	240	109,108

Approximately 32.3% ($18.3 million United States export and $27.1 million Latin America) and 36.9% ($13.5 million United States export, net of ($.6) million elimination, and $26.8 million Latin America) of SED's net sales for the three months ended December 31, 2009 and 2008, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2009
Net sales to unaffiliated customers	$214,709	$53,646	$8	$268,363
Gross profit	10,447	3,484	–	13,931
Foreign currency transaction gain	–	(42)	–	(42)
Operating (loss) income	(288)	194	–	(94)
Interest (income)	–	(47)	–	(47)
Interest expense	773	17	–	790
Income tax expense	23	60	–	83
Net (loss) income	(1,084)	164	–	(920)
Total assets at December 31, 2009	98,384	30,222	(12,619)	115,987

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2008
Net sales to unaffiliated customers	$176,386	$54,927	$(1,487)	$229,826
Gross profit	8,287	4,830	–	13,117
Foreign currency transaction loss	–	1,272	–	1,272
Operating (loss) income	(516)	223	–	(293)
Interest expense	577	–	–	577
Income tax expense	10	142	–	152
Net (loss) income	(1,103)	81	–	(1,022)
Total assets at December 31, 2008	73,460	25,480	(12,964)	85,976

Net sales by product category is as follows:

For the six months ended December 30,	Micro- Computer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total
2009	$224,685	$41,295	$1,864	$519	$268,363
2008	207,163	18,283	3,878	502	229,826

Approximately 35.4% ($41.2 million United States export and $53.7 million Latin America) and 42.0% ($41.7 million United States export, net of ($1.5) million elimination, and $54.9 million Latin America) of SED's net sales for the six months ended December 31, 2009 and 2008, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina

8. Shareholders’ Equity

Stock Repurchase Plan — In August 2009, SED’s Board of Directors approved a stock repurchase plan, pursuant to Rule 10b-18 of the Exchange Act, in which SED may buy back up to $50,000 worth of its outstanding shares of common stock in the open market over a six month period beginning on the effective date. As of December 31, 2009, SED had purchased 12,433 shares at an average price per share of $1.76 under this plan.

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

Effective January 2009, non-employee Board of Director’s base compensation was set at a per annum rate of $60,000 of which 50% shall be paid by an annual award of restricted shares of common stock. The independent directors shall only be entitled to the stock portion of their compensation after serving on the Board for the full calendar year. On January 4, 2010, 104,337 shares of restricted common stock were issued under the Board of Directors compensation plan for 2009 calendar year services. The number of shares to be issued to the directors for the 2010 calendar year will be determined on January 1, 2011 based upon the market price of the Company’s common stock as of that date.

On July 1, 2008, the Company issued 125,000 shares of restricted common stock at a value of $117,000, to a vendor, an accredited investor, for services which vested immediately.

Restricted stock activity is as follows:

	Six Months Ended December 31,
	2009	2008

Shares of restricted stock-beginning of period	882,975	705,000
Issued	–	239,285
Vested	(287,143)	(125,000)
Forfeited and retired	(105,000)	–
Shares of restricted stock-end of period	490,832	819,285

Share-based compensation expense recognized during the three months ended December 31, 2009 and 2008 totaled approximately $110,000 and $84,000, respectively. Share-based compensation expense recognized during the six months ended December 31, 2009 and 2008 totaled approximately $244,000 and $167,000, respectively. At December 31, 2009, there was $372,000 of unrecognized compensation cost related to unvested stock awards compensation arrangements which SED expects to be recognized over the next 22 months. At December 31, 2008, there was $816,000 of unrecognized compensation cost related to unvested stock awards compensation arrangements to be recognized over 34 months.

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

The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Wachovia Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s unused availability is less than 10% of the formula borrowing base ($4.6 million at December 31, 2009) at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. The Wachovia Agreement also restricts SED’s ability to distribute cash dividends. As of December 31, 2009, SED determined that it was in compliance with the Wachovia Agreement.

During February 2009, SED Colombia signed a one-year $3.0 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 13.7% per annum. SED expects to extend the line until February 2011.

Available borrowings under these credit facilities at December 31, 2009 were $21.0 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $3.0 million under the Banco de Credito line of credit. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended December 31, 2009 were $26.6 million, $35.2 million and 5.1%, respectively. The weighted average interest rate on outstanding borrowings under the credit facilities was 5.1% at December 31, 2009. Average borrowings, maximum borrowings and weighted average interest rate for the six months ended December 31, 2009 were $28.1 million, $35.2 million and 5.4%, respectively.

The carrying value of all bank debt at December 31, 2009 approximates its fair value based on the variable market rates of interest on such bank debt.

On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15.0 million with a fixed rate of 4.54%. On March 26, 2009, the swap agreement was further amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia's markup of 1.5% as of December 31, 2009.

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $435,000 at December 31, 2009 and $603,000 at December 31, 2008 and is included in accrued expenses. The Company does not hold or issue derivative financial instruments for trading purposes.

As of December 31, 2009, approximately $49,000 in pre-tax losses related to cash flow hedges that are currently deferred in Accumulated Other Comprehensive Loss are expected to be reclassified to expense through January 26, 2010. Approximately $174,000 and 348,000 was reclassified to expense during the three and six months ended December 31, 2009, respectively.

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

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap. This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable. The fair value, not in the Company’s favor, of the interest rate swap was $435,000 at December 31, 2009.

11. Employment Contract Settlement Expense

In December 2009, Jean Diamond, SED's former CEO, retired from her position as CEO. Ms. Diamond had approximately 4.5 years remaining on her employment contract. SED signed a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount. Terms of the contract settlement agreement requires payment of the contract settlement amount to Ms. Diamond in June 2010. Accordingly, the 1.6 million obligation is included in Accrued and other current liabilities at December 31, 2009.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.88%	93.98%	94.81%	94.29%
Gross profit	5.12%	6.02%	5.19%	5.71%
Operating expenses:
Selling, general and administrative expense	4.43%	5.65%	4.57%	5.18%
Employment contract settlement expense	1.14%	–	.60%	–
Depreciation and amortization expense	.07%	.11%	.08%	.10%
Foreign currency transaction loss (gain)	.34%	.36%	(.02)%	.56%
Total operating expenses	5.98%	6.12%	5.23%	5.84%
Operating loss	(.86)%	(.10)%	(.04)%	(.13)%
Interest (income) expense:
Interest (income)	(.02)%	–	(.02)%	–
Interest expense	.25%	.25%	.29%	.25%
Interest, net	.23%	.25%	.27%	.25%
Loss before income taxes	(1.09)%	(.35)%	(.31)%	(.38)%
Income tax (benefit) expense	(.11)%	.29%	.03%	.07%
Net loss	(.98)%	(.64)%	(.34)%	(.45)%

Three Months Ended December 31, 2009 and 2008

Revenues. Total net sales for the three months ended December 31, 2009 increased 28.7%, or $31.3 million, to $140.4 million as compared to $109.1 million for the three months ended December 31, 2008. Microcomputer product sales, excluding handling revenue, for the three months ended December 31, 2009 increased 17.6% to $115.4 million compared to $98.1 million for the three months ended December 31, 2008. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the three months ended December 31, 2009 increased 156.0% to $23.9 million compared to $9.3 million for the three months ended December 31, 2008. This was primarily due to an increase in television sales and electronics sales from e-commerce. Wireless revenues for the three months ended December 31, 2009 decreased 38.4% to $.9 million compared to $1.4 million for the three months ended December 31, 2008.

Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended December 31,		Change

	2009	2008	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$95.0	$68.8	$26.2	38.1%
Export	18.3	14.1	4.2	29.8%
Latin America	27.1	26.8	.3	1.1%
Elimination	–	(.6)	.6	–
Consolidated	$140.4	$109.1	$31.3	28.7%

Domestic revenues were $95.0 million and $68.8 million for the three months ended December 31, 2009 and 2008, respectively. The increase was due to an increase in computer and consumer electronics sales. Export revenues, net of eliminations, were $18.3 million and $13.5 million for the three months ended December 31, 2009 and 2008, respectively. The increase was due to increases in sales of computer products, printers and consumable printer products. Latin America sales as measured in local currencies decreased 7.4% due to decreases in sales of computer products, printers and consumable printer products as compared to an increase of 1.1% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $27.1 million and $26.8 million for the three months ended December 31, 2009 and 2008, respectively.

Sales of microcomputer products, including handling revenue, represented approximately 82.4% of SED’s second quarter net sales compared to 90.1% for the same period last year. Sales of consumer electronics products accounted for approximately 17.0% of SED’s second quarter net sales compared to 8.6% for the same period last year. Sales of wireless telephone products accounted for approximately .6% of SED’s second quarter net sales compared to 1.3% for the same period last year.

Gross Profit Margins. Gross profit increased $628,000 to $7.2 million for the three months ended December 31, 2009, compared to $6.6 million for the same period last year. Gross profit as a percentage of net sales was 5.1% for the three months ended December 31, 2009 compared to 6.0% for the same period last year. The decrease in gross profit margin was primarily due to lower margins on sales in Latin America. The decrease in gross margin as a percentage of sales in Latin America was primarily due to lower competitive prices caused by an increase in the number of distributors in the marketplace, particularly in Colombia. Overall, SED continues to experience pricing pressure in selling products.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding one-time employment contract settlement expense, depreciation and amortization expense, and foreign currency transaction losses, for the three months ended December 31, 2009 increased less than 1.0% to $6.21 million, compared to $6.16 million for the same period last year. The slight increase was primarily due from several factors including: (i) an increase of approximately $100,000 in credit and collection cost mostly a result of increased bad debt expense; (ii) an net decrease of approximately $140,000 in professional fees related to prior year settled legal matters; and (iii) an increase of approximately $100,000 in employee salaries and commissions mostly attributed to the increase in sales and increased distribution labor cost.

In September 2009, SED engaged a consulting firm to evaluate and make recommendations for improving certain operational areas of SED. These areas include the order entry process, warehousing and logistics, activity based costing, and implementation of certain reporting metrics. SED spent approximately $225,000 for these services during the three months ended December 31, 2009. SED has found these services to be beneficial and expects to continue these consulting services.

Employment Contract Settlement Expense. In December 2009, Jean Diamond, SED's former CEO, retired from her position as CEO. Ms. Diamond had approximately 4.5 years remaining on her employment contract. SED signed a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount. Terms of the contract settlement agreement requires payment of the contract settlement amount to Ms. Diamond in June 2010.

Depreciation and Amortization. Depreciation and amortization was $99,000 for the three months ended December 31, 2009 compared with $120,000 for the same period last year.

Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The devaluation of the Latin American currency versus the U.S. Dollar currencies resulted in a foreign currency transaction loss totaling $482,000 for the three months ended December 31, 2009 as compared to a loss of $390,000 for the three months ended December 31, 2008 due from Latin American currency devaluation versus the U.S. Dollar.

Interest Income. Interest income was $28,000 for the three months ended December 31, 2009.

Interest Expense. Interest expense was $348,000 and $273,000 for the three months ended December 31, 2009 and 2008, respectively. This change resulted primarily from higher average loan balances.

Provision for Income Taxes (Benefit). Income tax benefit was $151,000 for the three months ended December 31, 2009 as compared to an income tax expense of $315,000 for the three months ended December 31, 2008. The provision is primarily related to operating losses and income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Six Months Ended December 31, 2009 and 2008

Revenues. Total net sales for the six months ended December 31, 2009 increased 16.8%, or $38.5 million, to $268.4 million as compared to $229.8 million for the six months ended December 31, 2008. Microcomputer product sales, excluding handling revenue, for the six months ended December 31, 2009 increased 8.5% to $224.7 million compared to $207.2 million for the six months ended December 31, 2008. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the six months ended December 31, 2009 increased 126.0% to $41.3 million compared to $18.3 million for the six months ended December 31, 2008. This was primarily due to an increase in television sales, small appliance sales and electronics sales from e-commerce. Wireless revenues for the six months ended December 31, 2009 decreased 51.9% to $1.9 million compared to $3.9 million for the six months ended December 31, 2008.

Information concerning SED’s domestic and international revenues is summarized below:

	Six Months Ended December 31,		Change

	2009	2008	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$173.5	$133.2	$40.3	30.3%
Export	41.2	43.2	(2.0)	(4.6)%
Latin America	53.7	54.9	(1.2)	(2.2)%
Elimination	–	(1.5)	1.5	–
Consolidated	$268.4	$229.8	$38.6	16.8%

Domestic revenues were $173.5 million and $133.2 million for the six months ended December 31, 2009 and 2008, respectively. The increase was due to an increase in computer and consumer electronics sales. Export revenues, net of eliminations, were $41.2 million and $41.7 million for the six months ended December 31, 2009 and 2008, respectively. The decrease was due to lower sales of computer products, printers and consumable printer products. Latin America sales as measured in local currencies decreased 2.0% due to decreases in sales of computer products, printers and consumable printer products as compared to a decrease of 2.2% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $53.7 million and $54.9 million for the six months ended December 31, 2009 and 2008, respectively.

Sales of microcomputer products, including handling revenue, represented approximately 83.9% of net sales for the six months ended December 31, 2009 compared to 90.4% for the same period last year. Sales of consumer electronics products accounted for approximately 15.4% of net sales for the six months ended December 31, 2009 compared to 8.0% for the same period last year. Sales of wireless telephone products accounted for approximately .7% of net sales for the six months ended December 31, 2009 compared to 1.6% for the same period last year.

Gross Profit Margins. Gross profit increased $814,000 to $13.9 million for the six months ended December 31, 2009, compared to $13.1 million for the same period last year. Gross profit as a percentage of net sales was 5.2% for the six months ended December 31, 2009 compared to 5.7% for the same period last year. The decrease in gross profit margin was primarily due to lower margins on sales in Latin America. The decrease in gross margin as a percentage of sales in Latin America was primarily due to lower competitive prices caused by an increase in the number of distributors in the marketplace, particularly in Colombia. Overall, SED continues to experience pricing pressure in selling products.

Selling, General and Administrative Expense. Selling, general and administrative expenses, excluding one-time employment contract settlement expense, depreciation and amortization expense, and foreign currency transaction losses, for the six months ended December 31, 2009 increased 3.0% to $12.3 million, compared to $11.9 million for the same period last year. The increase was primarily due from several factors including: (i) an increase of approximately $300,000 in credit and collection cost mostly a result of increased bad debt expense; (ii) an net decrease of approximately $140,000 in professional fees related to prior year settled legal matters; (iii) a decrease of approximately $100,000 in bank charges and (iv) an increase of approximately $300,000 in employee salaries and commissions mostly attributed to the increase in sales and increased distribution labor cost.

In September 2009, SED engaged a consulting firm to help evaluate and make recommendations for improving certain operational areas of SED. These areas include the order entry process, warehousing and logistics, activity based costing, and implementation of certain reporting metrics. SED spent approximately $300,000 for these services during the six months ended December 31, 2009. SED has found these services to be beneficial and expects to continue these consulting services.

Employment Contract Settlement Expense. In December 2009, Jean Diamond, SED's former CEO, retired from her position as CEO. Ms. Diamond had approximately 4.5 years remaining on her employment contract. SED signed a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount. Terms of the contract agreement requires payment of the contract settlement amount to Ms. Diamond in June 2010.

Depreciation and Amortization. Depreciation and amortization was $204,000 for the six months ended December 31, 2009 compared with $239,000 for the same period last year.

Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The devaluation of the U.S. Dollar currency versus the Latin American currencies resulted in a foreign currency transaction gain totaling $42,000 for the six months ended December 31, 2009 as compared to a loss of $1,272,000 for the six months ended December 31, 2008 due from Latin American currency devaluation versus the U.S. Dollar.

Interest Income. Interest income was $47,000 for the six months ended December 31, 2009.

Interest Expense. Interest expense was $790,000 and $577,000 for the six months ended December 31, 2009 and 2008, respectively. This change resulted primarily from higher average loan balances.

Provision for Income Taxes (Benefit). Income tax expense was $83,000 for the six months ended December 31, 2009 as compared to an income tax expense of $152,000 for the six months ended December 31, 2008. The provision is primarily related to operating income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Financial Condition and Liquidity

Overview. At December 31, 2009, SED had cash and cash equivalents totaling $7.9 million and working capital of approximately $17.8 million. At December 31, 2009 available borrowings were $24.0 million, which includes $21.0 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $3.0 million under the Banco de Credito line of credit. SED’s principal source of liquidity is its cash and cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facility with Wachovia Bank, National Association and Banco de Credito. SED’s accounts receivable and inventories collateralize SED’s U.S. borrowings. The Wachovia credit facility provides SED with a $50.0 million line of credit through September 2011. During February 2009, SED Colombia signed a $3.0 million unsecured, one-year line of credit with Banco de Credito. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of December 31, 2009, SED was in compliance with the requirements of the Wachovia credit facility agreement and has no reason to believe that it will not remain in compliance.

While SED had historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes if the deteriorating economic conditions in Latin America and the devaluation of certain Latin American currencies continue, there may be a negative effect on net income and the foreign subsidiaries' ability to generate cash flows from operations. Domestic banking agreements and international monetary restrictions may also limit SED’s ability to transfer cash between its foreign and domestic subsidiaries.

SED has no off-balance sheet arrangements or transactions involving special purpose entities.

Operating Activities. Cash provided by operating activities was approximately $4.7 million for the six months ended December 31, 2009 as compared to approximately $4.0 million provided by operating activities for the six months ended December 31, 2008. Changes in operating assets and liabilities during the six months ended December 31, 2009 are as follows.

Net trade receivables were $55.1 million at December 31, 2009 and $50.1 million at June 30, 2009. Average days sales outstanding for the quarter were approximately 36 days at both December 31, 2009 and June 30, 2009.

Net inventories increased $7.2 million to $45.7 million at December 31, 2009 from $38.5 million at June 30, 2009. SED continues to monitor and adjust inventory levels according to current and projected sales volumes.

Other current assets, which includes tax receivables, prepaids and other receivables, increased to $6.2 million at December 31, 2009 from $5.7 million at June 30, 2009.

Trade accounts payable increased by approximately $15.4 million to $62.9 million at December 31, 2009 compared to $47.4 million at June 30, 2009. This is a result of strong sales in December 2009 and larger related inventory purchases.

Accrued and other current liabilities, which includes non-trade vendor payables, accrued wages, tax payables and other miscellaneous expense accruals, were $9.6 million at December 31, 2009 compared to $7.7 million at June 30, 2009. The increase included the $1.6 million contract settlement expense as described above.

Financing Activities. Net borrowings under the credit facilities decreased by approximately $.1 million to $25.0 million at December 31, 2009 compared to $25.1 million at June 30, 2009.

There have been no material changes to obligations and/or commitments since the end of the last fiscal year. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates because SED is not able to determine the aggregate amount of such purchase orders or contracts that are binding obligations. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. As of December 31, 2009, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

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

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2010 SED issued an aggregate of 104,337 shares of restricted common stock, with a market value of approximately $212,000, to the eight non-management members of its Board of Directors under its director compensation plan for 2009 calendar year services.

During January 2010 SED issued 10,000 shares of restricted common stock, with a market value of approximately $20,000, as a hiring bonus to the new General Manager of its SED Colombia subsidiary.

The aforementioned shares of restricted common stock were issued in reliance upon the exemption from the registration requirements of the Securities act of 1933, as amended (“Act”) pursuant to Section 4(2) of the Act and/or Rule 701 promulgated thereunder.

In August 2009, SED’s Board of Directors approved a stock repurchase plan, pursuant to Rule 10b-18 of the Exchange Act, in which SED may buy back up to $50,000 worth of its outstanding shares of common stock in the open market over a six month period beginning on the effective date. As of December 31, 2009 purchases are as follows:

ISSUER PURCHASES OF EQUITY SECURITIES
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2009	4,100	$1.33	4,100	$44,551
November 2009	6,000	$1.89	6,000	$33,222
December 2009	2,333	$2.20	2,333	$28,083
Total	12,433	$1.76	12,433	$28,083

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

The 2009 Annual Meeting of the Shareholders of SED for shareholders of record as of October 8, 2009 was held on December 15, 2009 at the INTERCONTINENTAL, WEST MIAMI located at 2505 North West 87th Avenue, Miami Florida 33172. On December 18, 2009, SED filed a Current Report on Form 8-K publishing the information called for by this item which disclosure is incorporated herein by reference thereto.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

Exhibits	Description
10.1	2009 Incentive Compensation Plan.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*
*	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

Date: February 11, 2010	/s/ Jonathan Elster

Jonathan Elster

Chief Executive Officer

(Principal Executive Officer)

Date: February 11, 2010	/s/ Lyle Dickler

Lyle Dickler

Chief Financial Officer

(Principal Financial and Accounting Officer)