Form 10-Q
period 2010-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2010-05-13
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large Accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 3, 2010 was 5,052,415 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31, 2010	June 30, 2009
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,179	$3,570
Trade receivables, net	56,578	50,128
Inventories, net	50,366	38,532
Deferred tax assets, net	294	286
Other current assets	5,686	5,653
Total current assets	117,103	98,169
Property and equipment, net	923	720
Total assets	$118,026	$98,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$57,563	$47,417
Accrued and other current liabilities	9,910	7,670
Revolving credit facilities	31,041	25,093
Total liabilities	98,514	80,180

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500 shares, none issued	–	–
Common stock, $.01 par value; 100,000,000 shares authorized; 6,746,906 shares issued and 5,052,415 shares outstanding at March 31, 2010 and 6,781,302 shares issued and 5,086,811 shares outstanding at June 30, 2009	67	68
Additional paid-in capital	69,856	69,525
Accumulated deficit	(33,892)	(33,531)
Accumulated other comprehensive loss	(3,432)	(4,266)
Treasury stock, 1,694,491 shares, at cost	(13,087)	(13,087)
Total shareholders' equity	19,512	18,709
Total liabilities and shareholders' equity	$118,026	$98,889

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net sales	$140,153	$115,920	$408,515	$345,746
Cost of sales	132,746	109,394	387,178	326,103
Gross profit	7,407	6,526	21,337	19,643
Operating expenses:
Selling, general and administrative expense	6,473	5,580	18,735	17,480
Employment contract settlement expense	–	–	1,600	–
Depreciation and amortization expense	87	121	291	360
Foreign currency transaction (gain) loss	(254)	835	(296)	2,106
Total operating expenses	6,306	6,536	20,330	19,946
Operating income (loss)	1,101	(10)	1,007	(303)
Interest (income) expense:
Interest income	(26)	(90)	(73)	(90)
Interest expense	324	303	1,114	880
Interest, net	298	213	1,041	790
Income (loss) before income taxes	803	(223)	(34)	(1,093)
Income tax expense	244	26	327	178
Net income (loss)	$559	$(249)	$(361)	$(1,271)

Basic income (loss) per common share:	$.12	$(.06)	$(.08)	$(.32)

Diluted income (loss) per common share:	$.11	$(.06)	$(.08)	$(.32)
Weighted average number of common shares outstanding:
Basic	4,631,000	4,004,000	4,440,000	4,004,000
Diluted	5,077,000	4,004,000	4,440,000	4,004,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2010	2009
Operating activities:
Net loss	$(361)	$(1,271)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291	360
Deferred tax assets	(9)	(26)
Stock compensation	431	260
Changes in operating assets and liabilities:
Trade accounts receivable, net of provision	(5,412)	(4,406)
Inventories	(10,960)	(5,623)
Other assets	401	3,224
Trade accounts payable	8,638	6,379
Accrued and other current liabilities	2,029	(1,882)
Net cash used in operating activities	(4,952)	(2,985)
Investing activities: Purchases of equipment	(480)	(142)
Financing activities:
Net borrowings under revolving credit facility	5,948	5,387
Purchases of common stock	(100)	–
Net cash provided by financing activities	5,848	5,387
Effect of exchange rate changes on cash and cash equivalents	193	(927)
Net increase in cash and cash equivalents	609	1,333
Cash and cash equivalents: Beginning of period	3,570	4,086
End of period	$4,179	$5,419

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except per share data)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2010, or any other interim period. The June 30, 2009 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2009.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2009.

2. New Accounting Pronouncements

Recently adopted accounting pronouncements

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update related to the disclosure requirements for subsequent events. This update provides amendments to the subsequent event guidance within U.S. Generally Accepted Accounting Principles (“U.S. GAAP”) to clarify that an SEC filer is required to evaluate subsequent events through the date the financial statements are issued, but disclosure of this date is no longer required. We adopted this new guidance upon issuance of the accounting standard update.

In January 2010, the FASB issued an accounting standards update for a scope clarification related to accounting and reporting for decreases in ownership of a subsidiary. This update provides amendments to related accounting guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions applies to (1) a subsidiary or group of assets that is a business or nonprofit activity, (2) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture, and (3) an exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture). We adopted this new standard effective January 1, 2010 and it had no material impact on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued an accounting standards update related to fair value measurements and disclosures. This update provides amendments to related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. We adopted this new standard effective January 1, 2010. Refer to Note 10 for disclosures associated with the adoption of this standard.

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

3. Earnings (Loss) per Common Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per share for the three months ended March 31, 2010 are the dilutive effect of options to purchase 340,500 shares of common stock and the dilutive effect of 423,987 shares of unvested restricted stock.

Diluted earnings (loss) per common share for the three and nine months ended March 31, 2010 and 2009 does not reflect the total of any incremental shares related to the assumed conversion or exercise of anti-dilutive stock options (19,000 and 359,500 for the three and nine months ended March 31, 2010 and 503,659 for both of the three and nine months ended March 31, 2009, respectively.) Also, excluded from diluted loss per share for the nine months ended March 31, 2010 and the three and nine months ended March 31, 2009 were 423,987 and 872,975 shares, respectively, of unvested restricted stock due to their anti-dilutive effect.

Components of basic and diluted earnings per share for the three months ended March 31, 2010 were as follows:

	Three Months Ended March 31, 2010
	Net Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount
Net income	$559,000

Basic earnings per share:
Income available to common stockholders	$559,000	4,631,000	$0.12

Effect of dilutive securities:
Un-vested restricted stock		339,000
Stock options		107,000
		446,000
Diluted earnings per share:
Income available to common stockholders plus assumed conversions	$559,000	5,077,000	$0.11

4. Trade Receivables

	March 31,	June 30,
	2010	2009

Trade receivables	$57,718	$50,712
Less: allowance for doubtful accounts	(1,140)	(584)
	$56,578	$50,128

5. Inventories

	March 31,	June 30,
	2010	2009

Inventories on hand	$44,192	$33,712
Inventories in transit	7,094	5,525
Less: allowances	(920)	(705)
	$50,366	$38,532

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

Comprehensive income (loss) net of income taxes, for the three and nine months ended March 31, 2010 and 2009, respectively, is as follows:

	Three Months ended		Nine Months ended
	March 31,		March 31,
	2010	2009	2010	2009
Net income (loss)	$559	$(249)	$(361)	$(1,271)
Changes in foreign currency translation adjustments	423	(968)	750	(2,402)
Changes in fair value of interest rate swap contract	(108)	(80)	83	(363)
Comprehensive income (loss)	$874	$(1,297)	$472	$(4,036)

The deferred income tax asset related to the accumulated other comprehensive income (loss) was fully offset by a valuation allowance as of the beginning and end of the three and nine months ended March 31, 2010 and 2009 and, therefore, the comprehensive income (loss) for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3.4 million and $4.3 million at March 31, 2010 and June 30, 2009, respectively, and consisted of foreign currency translation adjustments of $3.2 million and $4.0 million, respectively, and $0.2 million and $0.3 million, respectively related to the interest rate swap contract.

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

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2010
Net sales to unaffiliated customers	$108,645	$31,530	$(22)	$140,153
Gross profit	5,332	2,075	–	7,407
Foreign currency transaction gain	–	(254)	–	(254)
Operating income	518	583	–	1,101
Interest income	–	(26)	–	(26)
Interest expense	279	45	–	324
Income tax expense	4	240	–	244
Net income	235	324	–	559
Total assets at March 31, 2010	94,913	35,742	(12,629)	118,026

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2009
Net sales to unaffiliated customers	$94,003	$22,769	$(852)	$115,920
Gross profit	4,483	2,043	–	6,526
Foreign currency transaction loss	–	835	–	835
Operating (loss) income	(16)	6	–	(10)
Interest income	–	(90)	–	(90)
Interest expense	267	36	–	303
Income tax expense	9	17	–	26
Net (loss) income	(292)	43	–	(249)
Total assets at March 31, 2009	84,451	26,218	(12,843)	97,826

Net sales by product category is as follows:

For the three months ended March 31,	Micro- Computer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total
2010	$122,045	$17,126	$740	$242	$140,153
2009	$103,232	$11,371	$1,086	$231	$115,920

Approximately 38.7% ($22.7 million United States export and $31.5 million Latin America) and 35.9% ($18.8 million United States export, net of ($.9) million elimination, and $22.8 million Latin America) of SED's net sales for the three months ended March 31, 2010 and 2009, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2010
Net sales to unaffiliated customers	$323,354	$85,176	$(15)	$408,515
Gross profit	15,779	5,558	–	21,337
Foreign currency transaction gain	–	(296)	–	(296)
Operating income	231	776	–	1,007
Interest income	–	(73)	–	(73)
Interest expense	1,052	62	–	1,114
Income tax expense	27	300	–	327
Net (loss) income	(848)	487	–	(361)
Total assets at March 31, 2010	94,913	35,742	(12,629)	118,026

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2009
Net sales to unaffiliated customers	$270,389	$77,696	$(2,339)	$345,746
Gross profit	12,770	6,873	–	19,643
Foreign currency transaction loss	–	2,106	–	2,106
Operating (loss) income	(532)	229	–	(303)
Interest income	–	(90)	–	(90)
Interest expense	844	36	–	880
Income tax expense	19	159	–	178
Net (loss) income	(1,395)	124	–	(1,271)
Total assets at March 31, 2009	84,451	23,542	(12,843)	95,150

Net sales by product category is as follows:

For the nine months ended March 31,	Micro- Computer Products	Consumer Electronics Products	Wireless Telephone Products	Handling Revenue	Total
2010	$346,730	$58,421	$2,604	$761	$408,516
2009	$310,395	$29,654	$4,964	$733	$345,746

Approximately 36.3% ($63.1 million United States export and $ 85.2 million Latin America) and 40.0% ($60.5 million United States export, net of ($2.4) million elimination, and $77.7 million Latin America) of SED's net sales for the nine months ended March 31, 2010 and 2009, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina

8. Shareholders’ Equity

Stock Repurchase Plan — In August 2009, SED’s Board of Directors approved a stock repurchase plan, pursuant to Rule 10b-18 of the Exchange Act, in which SED may buy back up to $50,000 worth of its outstanding shares of common stock in the open market over a six month period beginning on the effective date. In February 2010, SED’s Board of Directors extended the stock repurchase program for an additional six months and reserved an additional $50,000 for repurchases under the program. As of March 31, 2010, SED had met the authorized repurchase limit of $100,000 by purchasing 43,733 shares at an average price per share of $2.29 under this plan. Upon repurchase, the Company has retired these shares rather than reserving these shares for reissuance in treasury stock.

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

On January 1, 2010, 10,000 restricted shares were granted to a newly hired employee under the 2007 Plan. These shares vest in equal amounts on the first and second anniversary of the grant.

Unvested restricted stock activity is as follows:

	Nine Months Ended March 31,
	2010	2009

Shares of unvested restricted stock-beginning of period	882,975	705,000
Issued	114,337	292,975
Vested	(468,325)	(125,000)
Forfeited and retired	(105,000)	–
Shares of unvested restricted stock-end of period	423,987	872,975

Share-based compensation expense recognized during the three months ended March 31, 2010 and 2009 totaled approximately $186,000 and $94,000, respectively. Share-based compensation expense recognized during the nine months ended March 31, 2010 and 2009 totaled approximately $431,000 and $260,000, respectively. At March 31, 2010, there was $159,000 of unrecognized compensation cost related to unvested stock awards compensation arrangements which SED expects to be recognized over the next 19 months. At March 31, 2009, there was $196,000 of unrecognized compensation cost related to unvested stock awards compensation arrangements to be recognized over 31 months.

Stock Options — At March 31, 2010 359,000 stock options were outstanding and were all exercisable with an aggregate intrinsic value of $224,000.

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

The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Wachovia Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also contains a covenant which requires that if SED’s unused availability is less than 10% of the formula borrowing base ($4.6 million at March 31, 2010) at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. The Wachovia Agreement also restricts SED’s ability to distribute cash dividends. As of March 31, 2010, SED determined that it was in compliance with the Wachovia Agreement.

During February 2009, SED Colombia signed a one-year $3.0 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 9.2% per annum. SED extended the line until February 2011 during the March 31, 2010 quarter.

Available borrowings under these credit facilities at March 31, 2010 were $14.9 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $2.4 million under the Banco de Credito line of credit. Average borrowings, maximum borrowings and weighted average interest rate for the three months ended March 31, 2010 were $29.8 million, $35.5 million and 4.3%, respectively. The weighted average interest rate on outstanding borrowings under the credit facilities was 4.1% at March 31, 2010. Average borrowings, maximum borrowings and weighted average interest rate for the nine months ended March 31, 2010 were $27.8 million, $35.5 million and 5.9%, respectively.

The carrying value of all bank debt at March 31, 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5.0 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15.0 million with a fixed rate of 4.54%. On March 26, 2009, the swap agreement was further amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia's markup of 1.5% as of March 31, 2010.

The Company utilizes derivative financial instruments to reduce interest rate risk. The Company recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $581,000 at March 31, 2010 and $345,000 at June 30, 2009 and is included in accrued and other current liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

As of March 31, 2010, all pre-tax losses that were related to the March 26, 2009 amendment to the interest rate swap agreement which were deferred and included in Accumulated Other Comprehensive Loss have been reclassified to expense. During the three and nine months ended March 31, 2010, approximately $49,000 and $396,000 were reclassified to expense respectively.

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

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap. This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The fair value of our interest rate swap contract is determined by third parties by means of a mathematical model that calculates the present value of the anticipated cash flows from the transaction using mid-market prices and other economic data and assumptions, with the forward three-month LIBOR yield curve as the primary input. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a valuation model that has inputs other than quoted market prices that are both observable and unobservable. The fair value, not in the Company’s favor, of the interest rate swap was $581,000 at March 31, 2010.

11.

 Employment Contract Settlement Expense

In December 2009, Jean Diamond, SED's former CEO, retired from her position as CEO. Ms. Diamond had approximately 4.5 years remaining on her employment contract. SED signed a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount. Terms of the contract settlement agreement requires payment of the contract settlement amount to Ms. Diamond in June 2010. Accordingly, the $1.6 million obligation is included in accrued and other current liabilities at March 31, 2010.

12.

 Subsequent Event

In May 2010, SED’s Board of Directors approved a stock repurchase plan, pursuant to Rule 10b-18 of the Exchange Act, in which SED may buy back up to $100,000 worth of its outstanding shares of common stock in the open market over a six month period.

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

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Net sales	100.00%	100.00%	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.72%	94.37%	94.78%	94.32%
Gross profit	5.28%	5.63%	5.22%	5.68%
Operating expenses:
Selling, general and administrative expense	4.62%	4.82%	4.59%	5.06%
Employment contract settlement expense	–	–	.39%	–
Depreciation and amortization expense	.06%	.10%	.07%	.10%
Foreign currency transaction (gain) loss	(.18)%	.72%	(.07)%	.61%
Total operating expenses	4.50%	5.64%	4.98%	5.77%
Operating income (loss)	.78%	(.01)%	.24%	(.09)%
Interest (income) expense:
Interest income	(.02)%	(.08)%	(.02)%	(.02)%
Interest expense	.23%	.26%	.27%	.25%
Interest, net	.21%	.18%	.25%	.23%
Income (loss) before income taxes	.57%	(.19)%	(.01)%	(.32)%
Income tax expense	.17%	.02%	.08%	.05%
Net income (loss)	.40%	(.21)%	(.09)%	(.37)%

Three Months Ended March 31, 2010 and 2009

Revenues. Total net sales for the three months ended March 31, 2010 increased 20.9%, or $24.2 million, to $140.2 million as compared to $115.9 million for the three months ended March 31, 2009. Microcomputer product sales, excluding handling revenue, for the three months ended March 31, 2010 increased 18.2% to $122.0 million compared to $103.2 million for the three months ended March 31, 2009. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the three months ended March 31, 2010 increased 50.6% to $17.1 million compared to $11.4 million for the three months ended March 31, 2009. This was primarily due to an increase in television sales and electronics sales. Wireless revenues for the three months ended March 31, 2010 decreased 31.9% to $.7 million compared to $1.1 million for the three months ended March 31, 2009.

Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended March 31,		Change

	2010	2009	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$86.0	$74.3	$11.7	15.7%
Export	22.7	19.7	3.0	15.2%
Latin America	31.5	22.8	8.7	38.2%
Elimination	–	(0.9)	0.9	–
Consolidated	$140.2	$115.9	$24.3	21.0%

Domestic revenues were $86.0 million and $74.3 million for the three months ended March 31, 2010 and 2009, respectively. The increase was due to an increase in computer and consumer electronics sales. Export revenues, net of eliminations, were $22.7 million and $18.8 million for the three months ended March 31, 2010 and 2009, respectively. The increase was due to increases in sales of computer products, printers and consumable printer products. Latin America sales as measured in local currencies increased 18.6% due to increases in sales of computer products, printers and consumable printer products as compared to an increase of 38.2 % as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $31.5 million and $22.8 million for the three months ended March 31, 2010 and 2009, respectively.

Sales of microcomputer products, including handling revenue, represented approximately 87.3% of SED’s third quarter net sales compared to 89.3% for the same period last year. Sales of consumer electronics products accounted for approximately 12.2% of SED’s third quarter net sales compared to 9.8% for the same period last year. Sales of wireless telephone products accounted for approximately 0.5% of SED’s third quarter net sales compared to 0.9% for the same period last year.

Gross Profit Margins. Gross profit increased $0.9 million to $7.4 million for the three months ended March 31, 2010, compared to $6.5 million for the same period last year. Gross profit as a percentage of net sales was 5.3% for the three months ended March 31, 2010 compared to 5.6% for the same period last year. The decrease in gross profit margin was primarily due to lower margins on sales in Latin America. The decrease in gross margin as a percentage of sales in Latin America was primarily due to lower competitive prices caused by an increase in the number of distributors in the marketplace, particularly in Colombia. Overall, SED continues to experience pricing pressure in selling products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense and foreign currency transaction gains, for the three months ended March 31, 2010 increased 16.0% to $6.5 million, compared to $5.6 million for the same period last year. The increase was primarily due from several factors including: (i) an increase of approximately $500,000 in employee salaries and commissions mostly attributed to the increase in sales and increased distribution labor cost; (ii) a one-time separation charge of approximately $150,000 related to the departure of an executive; (iii) approximately $150,000 in other miscellaneous expenses; (iv) approximately $50,000 in increased city taxes in Latin America; (v) and an increase of approximately $45,000 in credit and collection cost mostly a result of increased bad debt expense.

In September 2009, SED engaged a consulting firm to evaluate and make recommendations for improving certain operational areas of SED. These areas include the order entry process, warehousing and logistics, activity based costing, and implementation of certain reporting metrics. SED incurred costs of approximately $150,000 for these services during the three months ended March 31, 2010.

Depreciation and Amortization. Depreciation and amortization was $87,000 for the three months ended March 31, 2010 compared with $121,000 for the same period last year.

Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. Dollar currencies resulted in a foreign currency transaction gain totaling $254,000 for the three months ended March 31, 2010 as compared to a loss of $835,000 for the three months ended March 31, 2009 due from Latin American currency devaluation versus the U.S. Dollar.

Interest Income. Interest income was $26,000 and $90,000 for the three months ended March 31, 2010 and 2009, respectively.

Interest Expense. Interest expense was $324,000 and $303,000 for the three months ended March 31, 2010 and 2009, respectively. This change resulted primarily from higher average loan balances.

Provision for Income Taxes. Income tax expense was $244,000 for the three months ended March 31, 2010 as compared to $26,000 for the three months ended March 31, 2009. The provision is primarily related to operating losses and income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Nine Months Ended March 31, 2010 and 2009

Revenues. Total net sales for the nine months ended March 31, 2010 increased 18.2%, or $62.8 million, to $408.5 million as compared to $345.7 million for the nine months ended March 31, 2010. Microcomputer product sales, excluding handling revenue, for the nine months ended March 31, 2010 increased 11.7% to $346.7 million compared to $310.4 million for the nine months ended March 31, 2009. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the nine months ended March 31, 2010 increased 97.0% to $58.4 million compared to $29.7 million for the nine months ended March 31, 2009. This was primarily due to an increase in television sales, small appliance sales and electronics sales from e-commerce. Wireless revenues for the nine months ended March 31, 2010 decreased 47.5% to $2.6 million compared to $5.0 million for the nine months ended March 31, 2009.

Information concerning SED’s domestic and international revenues is summarized below:

	Nine months Ended March 31,		Change

	2010	2009	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$260.2	$207.5	$52.7	25.4%
Export	63.1	62.9	.2	.3%
Latin America	85.2	77.7	7.5	9.7%
Elimination	–	(2.4)	2.4	–
Consolidated	$408.5	$345.7	$62.8	18.2%

Domestic revenues were $260.2 million and $207.5 million for the nine months ended March 31, 2010 and 2009, respectively. The increase was due to an increase in computer and consumer electronics sales. Export revenues, net of eliminations, were $63.1 million and $60.5 million for the nine months ended March 31, 2010 and 2009, respectively. The increase was due to higher sales of computer products, printers and consumable printer products. Latin America sales as measured in local currencies increased 4.6% due to increases in sales of computer products, printers and consumable printer products as compared to an increase of 9.7% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $85.2 million and $77.7 million for the nine months ended March 31, 2010 and 2009, respectively.

Sales of microcomputer products, including handling revenue, represented approximately 85.1% of net sales for the nine months ended March 31, 2010 compared to 90.0% for the same period last year. Sales of consumer electronics products accounted for approximately 14.3% of net sales for the nine months ended March 31, 2010 compared to 8.6% for the same period last year. Sales of wireless telephone products accounted for approximately 0.6% of net sales for the nine months ended March 31, 2010 compared to 1.4% for the same period last year.

Gross Profit Margins. Gross profit increased $1.7 million to $21.3 million for the nine months ended March 31, 2010, compared to $19.6 million for the same period last year. Gross profit as a percentage of net sales was 5.2% for the nine months ended March 31, 2010 compared to 5.7% for the same period last year. The decrease in gross profit margin was primarily due to lower margins on sales in Latin America. The decrease in gross margin as a percentage of sales in Latin America was primarily due to lower competitive prices caused by an increase in the number of distributors in the marketplace, particularly in Colombia. Overall, SED continues to experience pricing pressure in selling products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense, one time contract settlement expense and foreign currency transaction gains, for the nine months ended March 31, 2010 increased 7.2% to $18.7 million, compared to $17.5 million for the same period last year. The increase was primarily due from several factors including: (i) an increase of approximately $700,000 in salaries and commissions mostly attributed to the increase in sales and increased headcounts; (ii) an increase of approximately $350,000 in credit and collection cost mostly a result of increased bad debt expense; (iii) a one time separation expense of approximately $150,000 related to the departure of an executive; (iv) approximately $100,000 in increased wages from government mandated salary increases in Latin America (v) and a decrease of approximately $90,000 in bank charges due from a decrease in loan origination, credit card and floor-plan expenses.

In September 2009, SED engaged a consulting firm to evaluate and make recommendations for improving certain operational areas of the SED. These areas include the order entry process, warehousing and logistics, activity based costing, and implementation of certain reporting metrics. SED incurred costs of approximately $450,000 for these services during the nine months ended March 31, 2010.

Employment Contract Settlement Expense. In December 2009, Jean Diamond, SED's former CEO, retired from her position as CEO. Ms. Diamond had approximately 4.5 years remaining on her employment contract. SED signed a contract settlement agreement with Ms. Diamond and recorded a one time charge of $1.6 million for the settlement amount. Terms of the contract settlement agreement requires payment of the contract settlement amount to Ms. Diamond in June 2010.

Depreciation and Amortization. Depreciation and amortization was $291,000 for the nine months ended March 31, 2010 compared with $360,000 for the same period last year.

Foreign Currency Transaction. SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. Dollar currencies resulted in a foreign currency transaction gain totaling $0.3 million for the nine months ended March 31, 2010 as compared to a loss of $2.1 million for the nine months ended March 31, 2009 due from Latin American currency devaluation versus the U.S. Dollar.

Interest Income. Interest income was $73,000 and $90,000 for the nine months ended March 31, 2010 and 2009, respectively.

Interest Expense. Interest expense was $1.1 million and $0.9 million for the nine months ended March 31, 2010 and 2009, respectively. This change resulted primarily from higher average loan balances.

Provision for Income Taxes. Income tax expense was $327,000 for the nine months ended March 31, 2010 as compared to an income tax expense of $178,000 for the nine months ended March 31, 2010. The provision is primarily related to operating income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and the benefit of the net operating loss carry forward.

Financial Condition and Liquidity

Overview. At March 31, 2010, SED had cash and cash equivalents totaling $4.2 million and working capital of approximately $18.6 million. At March 31, 2010 available borrowings were $17.3 million, which includes $14.9 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $2.4 million under the Banco de Credito line of credit. SED’s principal source of liquidity is its cash and cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facility with Wachovia Bank, National Association and Banco de Credito. SED’s accounts receivable and inventories collateralize SED’s U.S. borrowings. The Wachovia credit facility provides SED with a $50.0 million line of credit through September 2011. During February 2009, SED Colombia signed a $3.0 million unsecured, one-year line of credit with Banco de Credito. SED extended the line until February 2011 during the quarter. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of March 31, 2010, SED was in compliance with the requirements of the Wachovia credit facility agreement and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash used in operating activities was approximately $5.0 million for the nine months ended March 31, 2010 as compared to approximately $3.0 million used in operating activities for the nine months ended March 31, 2009. Changes in operating assets and liabilities during the nine months ended March 31, 2010 are as follows.

Net trade receivables were $56.6 million at March 31, 2010 and $ 50.1 million at June 30, 2009. Average days sales outstanding for the quarter were approximately 36 days at both March 31, 2010 and June 30, 2009.

Net inventories increased $11.8 million to $50.4 million at March 31, 2010 from $38.5 million at June 30, 2009. SED continues to monitor and adjust inventory levels according to current and projected sales volumes.

Other current assets, which includes tax receivables, prepaids and other receivables, was $5.7 million at March 31, 2010 and June 30, 2009.

Trade accounts payable increased by approximately $10.2 million to $57.6 million at March 31, 2010 compared to $47.4 million at June 30, 2009. This is a result of increased sales in the current quarter, larger related inventory purchases and the timing of payments.

Accrued and other current liabilities, which includes non-trade vendor payables, accrued wages, tax payables and other miscellaneous expense accruals, were $9.9 million at March 31, 2010 compared to $7.7 million at June 30, 2009. The increase included the $1.6 million contract settlement expense as described previously.

Financing Activities. Net borrowings under the credit facilities increased by approximately $5.9 million to $31.0 million at March 31, 2010 compared to $25.1 million at June 30, 2009.

There have been no material changes to obligations and/or commitments since the end of the last fiscal year. Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates because SED is not able to determine the aggregate amount of such purchase orders or contracts that are binding obligations. SED’s purchase orders are based on its current distribution needs and are fulfilled by its vendors within short time horizons. As of March 31, 2010, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

The current global economic downturn creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The current state of the global economy may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delay in payment. Deterioration in the credit markets in Latin America and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on our future financial results. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. There can be no assurance that all of the aforementioned sources of capital will be available to SED when needed. For example, SED’s creditors may tighten their lending standards and SED may find it necessary to tighten credit availability standards to its customers due to the general weakening of the economic environment. However, SED believes that funds generated from operations, together with its Wachovia credit facility, subsidiary bank credit agreements, vendor credit lines, and current cash and cash equivalents will be sufficient to support its working capital and liquidity requirements for at least the next 12 months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

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

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In February 2010, SED’s Board of Directors extended its stock repurchase program pursuant to Rule 10b -18 of the Exchange Act for an additional six months and reserved an additional $50,000 for repurchases under the program originally adopted by its Board in August, 2009. As of December 31, 2009, $28,083 was available for repurchases under the program and, including the additional $50,000 reserved by the Board in February 2010, an aggregate of $78,083 was available as of February 2010. As set forth in the table below, during the quarter ended March 31, 2010, SED used all the available funds under the program for repurchases.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2010	0	-	-	$28,083
February 2010	8,140	$2.53	8,140	$57,508
March 2010	23,160	$2.49	23,160	0
Total	31,300	$2.50	31,300	0

Subsequent to quarter end, on May 6, 2010, the Board extended the stock repurchase program by reserving an additional $100,000 for repurchases under the program.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. [REMOVED AND RESERVED]

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

SED International Holdings, Inc.

(Registrant)

Date: May 13, 2010	/s/ Jonathan Elster

Jonathan Elster

Chief Executive Officer

(Principal Executive Officer)

Date: May 13, 2010	/s/ Lyle Dickler

Lyle Dickler

Chief Financial Officer

(Principal Financial and Accounting Officer)