Form 10-K
period 2010-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2010-09-22
CIK 800286

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
X .	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2010
or

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

Common Stock, $.01 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act.  Yes       . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes       . No   X   .

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     .

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes        .   No   X  .

The aggregate market value of the voting stock held by non-affiliates of the registrant as of December 31, 2009 was (based upon the closing price on the NASDAQ OTC Bulletin Board of $2.03 per share) approximately $6.9 million.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of September 1, 2010 was 5,044,540 shares.

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

PART I

Item 1.

Business

General

SED distributes microcomputer and consumer electronic products in the United States, Colombia and selected other markets in a Latin America.  It purchases more than 17,000 products from approximately 170 vendors, including such market leaders as Acer, Asus, Cisco, Epson, Hewlett-Packard, Lexmark, LG, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital.  Products offered include mass storage, desktop, laptop, imaging, display and wireless devices, televisions and cameras.  SED sells its products through a dedicated sales force to an active base of approximately 10,000 reseller customers in retail, e-commerce and rent-to-own distribution channels.  SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States from its strategically located warehouses in Tucker, Georgia; Miami, Florida; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami.

In fiscal 2010, SED’s net sales of microcomputer products, and consumer electronics products including, in each case, handling revenue and custom-tailored supply chain management services, such as fulfillment and ecommerce, generated approximately 85.5% and 14.5% of SED’s total net sales, respectively.

SED International Holdings, Inc (“SED Holdings”) and its wholly-owned subsidiary, SED International, Inc. (“SED International”) were initially incorporated in Delaware in 1986 to succeed to the operations of Southern Electronics Distributors, Inc., a Georgia corporation which had been engaged in the wholesale distribution of consumer electronic products since 1980. In fiscal 1999, both SED Holdings and SED International, reincorporated as Georgia corporations. As used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED Holdings and its subsidiaries.

Growth Strategy

SED plans to strengthen its position as a leading distributor of microcomputer and consumer electronic products through strategic initiatives to increase sales and improve its gross profit margin.  In the United States, SED expects to enhance its ability to provide overnight or second day delivery of products in regions where it does not presently have such capacity, either through the establishment of new strategically located warehouse facilities or the use of third party logistic centers.  It also plans to drive sales in existing domestic markets through new initiatives that will focus on recruitment, training and retention of sales personnel.  Distribution of products in new markets in Latin America is also being explored.  Funds required for these expansion steps will be provided by cash generated by operations, existing capital resources or, when SED’s stock price and market conditions are suitable, through possible equity offerings.  Funds may also be provided by strategic divestitures or terminations of operations in markets where management determines that capital can be generated that can be better deployed in new markets.

To enhance its gross profit margins, during fiscal 2010 SED began improving operational areas including order entry, warehousing and logistics and reporting of metrics to senior personnel.  In mid-year, SED reconfigured, reorganized and reequipped its warehouse in Atlanta to permit more efficient operations and it plans to reconfigure other warehouses in the coming year.  SED also began enhancing its operational software, with the help of outside consultants, to permit activity based costing in real-time which SED believes will lead to better informed sales pricing decisions and, upon full implementation of this activity based costing system, enhanced gross profit margins.  Additionally, SED plans to expand activities providing higher margins such as custom-tailored supply chain management, reverse logistics, marketing services, enhanced fulfillment and other services.

Products and Vendors

SED offers its customers a broad inventory of approximately 17,000 products purchased from approximately 170 vendors (directly and indirectly), including such Information Technology market leaders as Acer, Asus, Epson, Hewlett-Packard, Lexmark, Microsoft, Seagate and Western Digital.  SED is a distributor for leading consumer electronics product vendors such as Cisco, LG, Panasonic, Samsung and Sansui.  Microcomputer products, including handling revenue, accounted for $463.3 million or 85.5% of SED’s net sales for fiscal 2010 and $416.9 million or 88.2% of SED’s net sales for fiscal 2009.   Approximately, $78.4 million or 14.5% of SED’s net sales for fiscal 2010 and $55.6 million or 11.8% of SED net sales for fiscal 2009 consisted of consumer electronic products.  SED continually evaluates its product mix and inventory levels and maintains flexibility by adjusting its product offerings based on customer demand. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products.

As a distributor, SED incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer and consumer electronics industries and can quickly diminish the marketability of certain inventory, whose functionality and demand decline with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, SED seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that SED can negotiate such provisions in each of its agreements or that such industry practice will continue.

SED purchased 43.2% and 48.9% of its inventory in fiscal 2010 and 2009, respectively, from Hewlett-Packard, Acer and Seagate. SED has negotiated favorable terms from these and other vendors by purchasing substantial volumes.

There can be no assurance that SED will be able to maintain its existing vendor relationships or secure additional vendors as needed. SED’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain restrictions that limit the areas in which SED is permitted to distribute the products. The loss of a major vendor, the deterioration of SED’s relationship with a major vendor, the loss or deterioration of vendor support for certain Company-provided product or services, the decline in demand for a particular vendor’s product, or the failure of SED to establish good relationships with major new vendors could have a material adverse effect on SED’s business, financial condition and results of operations.

Product orders typically are processed and shipped from SED’s distribution facilities on the same day an order is received or, in the case of orders received after customary cutoff time, on the next business day. SED relies almost entirely on arrangements with independent shipping companies for the delivery of its products to United States customers. Products sold within the Latin American markets are either picked up by the customer, delivered by the Company or delivered by independent shipping companies to the customers or their agents from SED’s Miami, Florida, Bogota Colombia and Buenos Aires, Argentina facilities. Generally, SED’s inventory level of products has been adequate to permit SED to be responsive to its customers’ purchase requirements. From time to time, however, SED experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to SED.

Sales and Marketing

SED’s sales are generated by a telemarketing sales force, which, on June 30, 2010 consisted of  151 people in sales offices located in Tucker, Georgia; Miami, Florida; City of Industry, California; Plano, Texas; Bogotá, Colombia and Buenos Aires, Argentina of which 90 people focused on sales to customers for export to Latin America and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based sales force are fluent in Spanish.

Members of the sales staff are trained through intensive in-house programs, along with vendor-sponsored product seminars. This training allows sales personnel to provide customers with product information and to use their marketing expertise to answer customers’ questions about important new product features, such as compatibility and capability, while offering advice on which products meet specific performance and price criteria. SED’s sales force is able to quickly analyze SED’s extensive inventory through a sophisticated management information system and recommend the most appropriate solution for each customer, whether that customer is a full-line retailer or an industry-specific reseller.

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

Compensation incentives are provided to SED’s salespeople, thus encouraging them to increase their product knowledge and to establish long-term relationships with existing and new customers. Customers can telephone their salespersons using SED’s toll-free number.  Customer communication is also conducted via electronic mail and instant messaging.  In addition, salespeople initiate calls to introduce SED’s existing customers to new products and to solicit orders. Salespeople also seek to develop new customer relationships by using targeted mailing lists, vendor leads and various telephone directories.

The telemarketing salespersons are supported by a variety of marketing programs. For example, SED regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments.  Also, SED’s in-house marketing staff prepares catalogs and flyers that list available microcomputer and consumer electronics products and routinely produces marketing materials and advertisements. In addition, the in-house marketing staff promotes products and services through SED’s Internet web page (www.sedonline.com) providing 24-hour access to on-line order entry. SED’s web page provides secured access for customers to place orders and review product specifications at times that are convenient to them. Customers also can determine on a real-time basis inventory availability, pricing, and verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

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

Management continually evaluates SED’s product mix and the needs of its customers in order to minimize inventory obsolescence and carrying costs. SED’s rapid delivery service is available to all of its customers, and SED seeks to pass through its shipping and handling costs to its customers.  However, SED does have many “free freight” customers and sometimes offers “free freight” to remain competitive.

SED offers various credit terms including open account, prepay, credit card, third-party floor plan and cash on delivery (COD) to qualifying customers. SED closely monitors customers’ creditworthiness through its on-line computer system, which contains detailed information on each customer’s payment history and other relevant information. In addition, SED participates in national and international credit associations that exchange credit rating information on customers. SED reviews customer’s credit worthiness based on sales trends, industry trends in geography, and other factors. SED establishes reserves for estimated credit losses in the normal course of business.  In addition, we purchase credit insurance, subject to limitations, covering certain customers to provide us further protection in the event of customer default.

Customers

SED serves an active, nonexclusive customer base of approximately 10,000 customers of microcomputer, consumer electronics and wireless handset products.  Customers include value-added resellers, corporate resellers, retailers and etailers. SED believes the multi-billion dollar microcomputer and consumer electronics, wholesale distribution industries serve customers primarily on a nonexclusive basis, which provides SED with significant growth opportunities. During fiscal 2010, no single customer accounted for more than 10% of the total net sales of SED and we believe that most of our customers rely on distributors as their principal source of microcomputer and consumer electronics products.

Competition

The microcomputer and consumer electronics distribution industries are highly competitive, both in the United States and in Latin America. Competition in these industries is typically based on price, product availability and potential obsolescence, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, SED’s ability to compete favorably is principally dependent upon its ability to manage inventory and accounts receivable and to control other operating costs. Successful management of SED also requires that we react quickly and appropriately to short and long-term trends, price our products competitively, increase our net sales and maintain economies of scale.

SED’s competitors include regional, national and international microcomputer and consumer electronics distributors, many of which have substantially greater technical, financial and other resources than SED, as well as vendors that sell directly to resellers and large resellers that sell to other resellers. Major competitors include Ingram Micro, Inc., Tech Data Corporation, Bell Micro, D&H, ASI, Inc., and Synnex Information Technologies, Inc. in the United States; and MPS Mayorista, Impresistem and Makro Computo in Colombia and Util-Of S.A.C.I., Stenfor S.A., Grupo Suzono and Air-Cimpouters S.R.L. in Argentina.  From time to time, these competitors may be vendors to SED.

Seasonality

SED’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America.

Employees

As of June 30, 2010, SED had 388 full-time employees, 151 of whom were engaged in telemarketing and sales, 129 in administration and 108 in warehouse management and shipping.  Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.

Financial Information about Foreign and Domestic Operations and Export Sales

SED sells directly to customers in Colombia and Argentina through SED’s facilities in Bogotá, Colombia and Buenos Aires, Argentina. Sales are denominated in the respective local currencies of these countries. For fiscal years 2010 and 2009, approximately 37.2% and 39.6%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 7 and Note 9 to SED’s Consolidated Financial Statements for additional information concerning SED’s domestic and foreign operations.

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

The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  As noted above, the SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

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

Risks and Uncertainties — SED has at various times experienced a decline in net sales in the United States and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. While SED’s management is focused on increasing sales and profit margins and reducing administrative and overhead costs, there is no assurance SED will be successful in these efforts. Failure to improve operating metrics could materially adversely affect SED’s profitability and financial condition.

Numerous factors and conditions impact SED’s ability to achieve its profit goals, including, but not limited to, the following:

▪

Global Economic Downturn— A global economic downturn creates several risks relating to our financial results, operations and prospects. We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations.  A global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Latin America may result in reduced availability of credit insurance to cover customer accounts. This may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in this environment, there is a greater possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold.  The realization of any or all of these risks could have a significant adverse effect on our financial results.

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

▪

Continuation of distribution agreements — SED operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, SED would be forced to attempt to obtain its products through wholesalers. This would reduce SED’s profit margin on the affected products.

▪

Availability of certain products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited amount of popular products from its suppliers.

▪

Product margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure.  From time to time, SED receives price protection and other considerations from its vendors.  While we have no reason to believe such vendor considerations will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

▪

Vendor Credit — SED significantly relies on its suppliers for trade credit.  Changes by our suppliers in their credit terms could force us to obtain less favorable financing for our purchases.

▪

 Vendor Terms and Conditions — SED relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to cover in whole or in part certain expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to change. Additionally, certain of SED’s vendors subsidize floorplan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

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

▪

Product obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements SED has certain stock return privileges, which vary from supplier to supplier.  We believe that stock return programs will continue in the future, but can give no assurance about the extent to which these programs will continue.

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

▪

Uncertain and possibly volatile economic and political environment in Latin America — The general economic and political environment in Colombia and Argentina, the countries in which SED operates in Latin America, is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected adverse issues in its operations in these countries.

▪

Need for Liquidity and Capital Resources; Fluctuations in Interest Rates— The Company’s business requires substantial capital to operate and to finance accounts receivable and  inventory that is not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines and trade credit from its vendors to satisfy its capital needs and finance growth. The Company utilizes a US revolving credit facility and line of credit from a bank in Colombia to finance its business operations.  As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such capital could have a material adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on the Company’s business. However, the Company attempts to limit its exposure to fluctuations in interest rates through an interest rate swap agreement.

▪

Availability of credit facilities — SED has operated and continues to operate, under a revolving credit facility with a US bank for many years that is subject to certain collateral limitations and contains certain covenants.  No assurance can be given that SED will be able to maintain compliance with these financial covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with these financial covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations. Our principal credit facility, which expires on September 21, 2011, is further described in Note 4 to SED’s Consolidated Financial Statements.

▪

Cash flows — While not presently expected, SED’s continued operations in Latin America may require additional capital infusion (in the form of advance notes from SED or other  borrowings by our subsidiaries). Our US bank credit facility restricts the future funding by us of our Latin American subsidiaries. Operating needs and regulatory matters may restrict our ability to repatriate cash flows from these subsidiaries to the United States.

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

▪

Loss of Significant Customers — Customers do not have an obligation to make purchases from SED. In some cases, SED has made adjustments to its systems, vendor offerings, and processes, and made staffing decisions, in order to accommodate the needs of a significant customer. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, SED's receipt of revenues may be significantly reduced, resulting in an adverse effect on SED's business.

▪

Dependence on Information Systems — SED is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that SED’s information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve its information systems, that SED will be able to convert to new systems efficiently, or that we will be able to integrate new programs effectively with its existing programs. A failure to overcome any of these problems could have an adverse effect on SED's business.

▪

Dependence on Independent Shipping Companies — SED relies on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on SED's business. SED may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. There can be no assurance that we will be able to pass along the full effect of an increase in these surcharges to its customers.

▪

Foreign Currency Exchange Risks; Exposure to Foreign Markets — SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to attempt to reduce this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on SED's business. In particular, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when SED initially invested in the country.

 SED's international operations are subject to other risks such as the imposition of governmental controls, export license requirements, restrictions on the export of certain technology, political instability, trade restrictions, tariff changes, difficulties in staffing and managing international operations, changes in the interpretation and enforcement of laws (in particular related to items such as duty and taxation), difficulties in collecting accounts receivable, longer collection periods and the impact of local economic conditions and practices. There can be no assurance that these and other factors will not have an adverse effect on SED's business.

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

SED is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and electronic waste recovery legislation, and other laws related to trade, accounting, and business activities. Such changes in legislation, both domestic and international, may have a significant adverse effect on SED's business.

▪

Changes in Accounting Rules — SED prepares its consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), and the Securities and Exchange Commission. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is announced.   In addition, FASB has stated that it is trying to harmonize GAAP with International Financial Reporting Standards (“IFRS”) existing in Europe and elsewhere and as this effort moves forward further changes in applicable accounting principles can be expected and no assurances can be given as to their possible impact on our consolidated financial statements.

▪

Exposure to Natural Disasters, War, and Terrorism — SED’s headquarters facilities and some of its logistics centers as well as certain vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for SED's services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical failures or other natural or man-made disasters in these major metropolitan areas may disrupt our business should its ability to distribute products be impacted by such an event.

SED operates in multiple geographic markets, several of which may be susceptible to acts of war and terrorism. Our business could be adversely affected should its ability to distribute products be impacted by such events.

SED and many of its suppliers receive parts and products from Asia and operate in many parts of the world that may be susceptible to disease, epidemic, political instability and natural and man-made disasters that may disrupt SED’s ability to receive or deliver products or other disruptions in operations.

▪

Volatility of Common Stock Price — Because of the foregoing factors, as well as other variables affecting SED's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, SED's participation in a highly dynamic industry often results in significant volatility in our common stock price. Some of the factors that may affect the market price of our common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, changes in our industry, competitive pricing pressures, our ability to obtain working capital or project financing, additions or departures of key personnel, limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock, sales of our common stock, our ability to execute our business plan, operating results that fall below expectations, loss of any strategic relationship, economic, political and other external factors, period-to-period fluctuations in our financial results and fluctuations in the overall stock market, but particularly in the technology sector.  In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These market fluctuations may also materially and adversely affect the market price of our common stock.

▪

Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — Our common stock is traded on the NASDAQ Over-The-Counter Bulletin Board (“OTCBB”), which provides significantly less liquidity than a securities exchange (such as the New York Stock Exchange, NYSE Amex Equities or the Nasdaq Stock Market, Inc.).  Often there is a limited volume of trading in our common stock, and on many days there has been no trading activity at all.  Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all.  If we are not able to continue to meet the requirements for the OTCBB, trading of our stock could be removed from the OTCBB and that might have an adverse impact on the market price of our common stock.

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

Item 1B.

Unresolved Staff Comments

None.

Item 2.

Properties

SED maintains its executive offices and Atlanta sales and warehouse facility, at 4916 North Royal Atlanta Drive in Tucker, Georgia. Since 1999, SED leases its executive, administrative, sales and warehouse office from Diamond Chip Group, LLC, a Georgia limited liability company which is an affiliated entity (see Item 13).  The current lease expires September 30, 2011.  The facility consists of approximately 30,000 square feet.   SED has a right of first refusal to purchase the facility should it be offered for sale.

SED maintains additional warehouse facilities in City of Industry, California; Miami, Florida; Plano, Texas; Bogotá, Colombia and Buenos Aires, Argentina.

SED leases its sales and distribution facility in Miami, Florida under a lease agreement expiring in July 2014. This facility consists of approximately 31,300 square feet.

SED also leases an approximately 23,100 square foot facility in City of Industry, California. The City of Industry facility serves as a distribution and sales center for SED.   The lease will expire in June 2012.

SED has lease obligations for several small facilities in Buenos Aires, Argentina. These facilities consist of various spaces in the Galeria business complex and are utilized as sales offices, administrative offices and warehouses by Intermaco S.R.L., a wholly-owned subsidiary of SED. Aggregate space is approximately 5,300 square feet.  The leases expire at various dates through June 2011 but are subject to cancellation by the landlord on not less than 60 days advance notice to us.

SED leases a 20,000 square foot facility in Bogotá, Colombia.  The Bogotá center serves as a sales and administrative office and distribution facility for SED International de Colombia Ltda., a wholly-owned subsidiary of SED.  The lease will expire in October 2011.

In July 2009, SED began leasing an approximately 25,519 square feet facility in Plano, Texas. The facility serves as a sales office and distribution center to service SED’s customers in the Midwest. The lease will expire in October 2014.

Item 3.

Legal Proceedings

None.

Item 4.

[Removed and Reserved.]

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

	Bid Price
	High	Low
Fiscal Year 2010
First	$ 1.45	$ .77
Second	2.49	1.20
Third	2.75	2.03
Fourth	2.90	2.25

Fiscal Year 2009 First	$ 1.67	$ 1.31
Second	1.75	1.25
Third	1.75	.85
Fourth	1.21	.80

As of September 1, 2010, the closing bid price per share for SED common stock, as reported on the OTCBB was $2.30 and SED had approximately 500 shareholders of record.

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

Company Purchases of its Equity Securities

In May 2010, the Board extended our stock repurchase program by reserving an additional $100,000 for repurchases under the program.  Since its adoption in August, 2009 through March 31, 2010 we repurchased an aggregate of $100,000 of shares of our common stock in accordance with Rule 10b -18 of the Exchange Act.   As set forth in the table below, during the quarter ended June 30, 2010, SED repurchased $21,859 of shares of our common stock under our repurchase program.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
May 2010	5,825	$2.80	5,825	$83,696
June 2010	2,050	$2.71	2,050	$78,141
Total	7,875	$2.78	7,875	$78,141

Information concerning SED’s equity compensation plans required by Item 201(d) of Regulation S-K appears in Part III, Item 12 hereof and in Note 7 to SED’s Consolidated Financial Statements.

Item 6.

Selected Financial Data

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with SED’s Consolidated Financial Statements and the notes thereto included elsewhere herein. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Overview

During fiscal 2010, SED’s consolidated net sales increased approximately 14.6% when compared to fiscal 2009.  This increase can be attributed to a 19.3% increase in domestic sales and a 7.6% increase in Latin America and export sales from the United States after eliminations. Sales in Latin America and export sales from the United States represented 37.2% of sales in fiscal 2010 compared to 39.6% in fiscal 2009.

Gross profit increased $2.5 million to $28.5 million for fiscal 2010, compared to $25.9 million for fiscal 2009.  Gross profit as a percentage of net sales was 5.3% for fiscal 2010 compared with 5.5% for fiscal 2009.  The decrease in gross profit margin was primarily due to lower margins on sales in Latin America due to the lowering of selling prices caused by the revaluation in Latin American currencies and increased competition.   Overall, SED continues to experience pricing pressure in selling products.

Selling, general and administrative expenses, excluding employment contract settlement expense and excluding depreciation and amortization expense and foreign currency transaction gains and losses, increased to $24.7 million or 4.6% of net sales in 2010 compared to $23.2 million or 4.9% in fiscal 2009.

SED had net income of $.3 million in fiscal 2010, compared to a net loss of $1.1 million in fiscal 2009.  Included in net income for fiscal 2010 was $1.6 million of expense which was related to the employment contract settlement of Jean Diamond, former CEO.  Operating income in Latin American subsidiaries was $1.2 million in fiscal 2010 and $.9 million in fiscal 2009 while operating income in the United States was $.8 million in fiscal 2010 and an operating loss of $.5 million in fiscal 2009.

SED’s net sales in fiscal 2010 increased compared to fiscal 2009.  Company management is continuing to focus on increasing sales and profit margins and reducing administrative and overhead costs. There is no assurance SED will be successful in its efforts. Failure to improve margins and reduce overhead would adversely affect SED’s profitability and financial condition.

Numerous factors and conditions impact SED’s ability to adequately achieve its profit goals, including, but not limited to, the risk factors set forth in Item 1A of this report, above, which we incorporated herein by reference.

All United States domestic purchases and sales are denominated in United States dollars. For SED’s operations in Colombia and Argentina, in-country transactions are conducted in the respective local currencies of these two nations while import purchases are generally denominated in United States dollars.

Results of Operations

The following table sets forth for the years presented the percentage of net sales represented by certain line items from SED’s consolidated statements of operations:

	Year Ended June 30,

	2010	2009

Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.75%	94.51%
Gross profit	5.25%	5.49%
Operating expenses:
Selling, general and administrative expense, excluding employment contract settlement expense and depreciation and amortization expense	4.56%	4.90%
Employment contract settlement expense	.29%	—
Depreciation and amortization expense	.07%	.10%
Foreign currency transaction gain (loss)	(.04)%	.40%
Total operating expenses	4.88%	5.40%
Operating income	.37%	.09%
Interest (income) expense:
Interest income	(.02)%	(.02)%
Interest expense	.25%	.26%
Interest, net	.23%	.24%
Income (loss) before income taxes	.14%	(.15)%
Income tax expense	.08%	.08%
Net income (loss)	.06%	(.23)%

Fiscal 2010 Compared To Fiscal 2009

Revenues.  Net sales increased 14.6%, or $69.2 million, to $541.7 million in fiscal 2010 as compared to $472.5 million in fiscal 2009.  Microcomputer product sales, excluding handling revenue increased 11.1% to $462.3 million in fiscal 2010 compared to $415.9 million in fiscal 2009. This was primarily due to an increase in laptop computers, consumables, hard drives and related computer product sales.  Consumer electronics sales increased 41.1% to $78.4 million in fiscal 2010 compared to $55.6 million in fiscal 2009.  This was primarily due to an increase in television sales and electronics sales from e-commerce.

Information concerning SED’s domestic and international sales is summarized below:

	Year Ended June 30,		Change

	2010	2009	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$340.4	$285.4	$55.0	19.3%
Export	85.1	86.8	(1.7)	(1.9)%
Latin America	116.2	103.2	13.0	12.6%
Elimination	—	(2.9)	2.9	—
Consolidated	$541.7	$472.5	$69.2	14.6%

Domestic revenues were $340.4 million and $285.4 million in fiscal 2010 and fiscal 2009, respectively. The increase was due to an increase in computer and consumer electronics sales.  Export revenues, net of eliminations, were $85.1 million and $83.9 million in fiscal 2010 and fiscal 2009, respectively.  The increase was due to an increase in sales of computer products, printers and consumable printer products.  Latin America sales as measured in local currencies increased 6.4%, due to an increase in sales of computer products, printers and consumable printer products as compared to an increase of 12.6% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $116.2 million and $103.2 million in fiscal 2010 and fiscal 2009, respectively.

Sales of microcomputer products, including handling revenue, represented approximately 85.5% of net sales for fiscal 2010 compared to 88.2% for fiscal 2009. Sales of consumer electronics products accounted for approximately 14.5% of net sales for fiscal 2010 compared to 11.8% for fiscal 2009.

Gross Profit Margins.  Gross profit margin increased $2.5 million to $28.5 million for fiscal 2010, compared to $25.9 million for fiscal 2009.  Gross profit as a percentage of net sales was 5.3% for fiscal 2010 compared with 5.5% for fiscal 2009.  The decrease in gross profit margin was primarily due to lower margins on sales in Latin America due to the re-valuation in Latin American currencies and increased competition.   Overall, SED continues to experience pricing pressure in selling products.

 Selling, General and Administrative Expenses.  Selling, general and administrative expenses, excluding depreciation and amortization expense, one time contract settlement expense and foreign currency transaction gains, for the twelve months ended June 30, 2010 increased 6.6% to $24.7 million, compared to $23.2 million for the same period last year.  The increase was primarily due from several factors including: (i) an increase of approximately $1,200,000 in wages and commissions mostly attributed to the increase in sales, increased headcounts and government mandated wage increases in Latin America; (ii) an increase of approximately $125,000 in bad debt expense; (iii) a net decrease of approximately $200,000 in professional fees and  (iv) separation expenses of approximately $300,000 related to an executive and a board member.

In September 2009, SED engaged a consulting firm to evaluate and make recommendations for improving certain operational areas of the SED.  These areas include the order entry process, warehousing and logistics, activity based costing, and implementation of certain reporting metrics.  SED incurred costs of approximately $450,000 for these services during the fiscal year ended June 30, 2010. The services of this consulting firm ended in fiscal 2010.

Employment Contract Settlement Expense.  In December 2009, Jean Diamond retired from her position as CEO.  Ms. Diamond had approximately 4.5 years remaining on her employment contract.  SED entered into a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount.  Payment of the contract settlement amount to Ms. Diamond was made in July 2010.

Depreciation and Amortization.  Depreciation and amortization was $380,000 and $474,000 for fiscal 2010 and 2009, respectively.

Foreign Currency Transaction.  SED has significant U.S. Dollar denominated liabilities recorded in its Latin American subsidiaries. The revaluation of the Colombian and Argentine currencies vs. the U.S. Dollar resulted in a foreign currency transaction gain totaling $0.2 million for fiscal 2010 as compared to a loss of $1.9 million for fiscal 2009.

Interest Income.  Interest income was $93,000 for fiscal year 2010 and $115,000 for fiscal 2009.  This income is related to bank interest and customer past due interest earned in the Company’s Latin American subsidiaries.

Interest Expense. Interest expense was $1.3 million for fiscal 2010 and 2009, respectively.

Provision for Income Taxes.  Income tax expense was $450,000 for fiscal 2010 as compared to $378,000 for fiscal 2009.  The provision is primarily related to income generated by SED’s Latin American subsidiaries.  The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED is not fully valuing a tax asset and benefit of the net operating loss carry forward.  At June 30, 2010, SED has a total net operating loss carried forward for U.S. Federal tax purposes of approximately $63.4 million and state tax purposes of approximately $53.0 million; expiring at various dates through 2029.  At June 30, 2010 and 2009, SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia Ltda. (SED Colombia), as it is not considered more likely than not that these assets will be realized.

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

Liquidity and Capital Resources

Overview.  At June 30, 2010, SED had cash and cash equivalents totaling $7.4 million and working capital of approximately $19.1 million. At June 30, 2010, SED’s availability under its credit facilities was approximately $24.3 million, after deducting $1.8 million in reserves for outstanding Letters of Credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facilities with Wachovia Bank, National Association (USA) and Banco de Credito (Colombia).  SED’s accounts receivable and inventories collateralize SED’s borrowings.  The Wachovia credit facility provides SED with a $50 million line of credit through September 2011.  During February 2009, SED Colombia signed a $2.5 million unsecured, one-year line of credit with Banco de Credito.  SED increased and renewed the line to $3 million during February 2010.  Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit.  As of June 30, 2010, SED was in compliance with the requirements of the Wachovia credit facility agreement and has no reason to believe that it will not remain in compliance.

While SED has historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes that if there were to be deteriorating economic conditions in Latin America and a devaluation of certain Latin American currencies there may be a negative effect on the foreign subsidiaries’ net income and the ability to generate cash flows from operations. Domestic banking agreements and international monetary restrictions may also limit SED’s ability to transfer cash between its foreign and domestic subsidiaries.

Operating Activities. Cash provided by operating activities was approximately $7.1 million for fiscal year ended June 30, 2010 as compared to cash used by operating activities of approximately $6.4 million provided for the fiscal year ended June 30, 2009.  Changes in operating assets and liabilities during fiscal 2010 are as follows.

Net trade receivables were $53.9 million at June 30, 2010 and $50.1 million at June 30, 2009.   The increase in trade receivables is a result of increased sales in June 2010 as compared to June 2009.  Quarterly calculated average days sales outstanding at June 30, 2010 and 2009 were both approximately 36 days.

Net inventories increased $9.4 million to $47.9 million at June 30, 2010 from $38.5 million at June 30, 2009.  Included in inventory is $9.8 million of in transit inventory at June 30, 2010 compared to $5.9 million at June 30, 2009.  SED continues to monitor and adjust inventory levels according to current and projected sales volumes and also to take advantage of vendor buy-in opportunities from time to time.

Other current assets decreased to $3.9 million at June 30, 2010 from $5.7 million at June 30, 2009.

Trade accounts payable increased by approximately $14.5 million to $62.0 million at June 30, 2010 compared to $47.4 million at June 30, 2009 due to a net increase in inventories and timing of vendor payments.

Accrued and other current liabilities increased to $10.1 million at June 30, 2010 compared to $7.7 million at June 30, 2009 and includes $1.6 million of accrued expense for the Jean Diamond contract settlement which was paid in July 2010.

SED’s cash flows are affected by the changes in exchange rates in the Latin American countries in which SED does business.  The exchange rate changes had the effect of providing approximately $.2 million in cash for the year ended June 30, 2010 as compared to using $.2 million in fiscal 2009.

Financing Activities. Net borrowings under the credit facilities decreased by approximately $2.8 million to $22.3 million at June 30, 2010 compared to $ 25.1 million at June 30, 2009.

Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate.  SED is also subject to a commitment fee of .25% on the unused portion of the facility.  Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of  SED’s shares in each of its foreign subsidiaries, respectively.

The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain availability of $5.0 million or more during the term of the Agreement to make advances to SED’s Latin American subsidiaries. The Wachovia Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($4.4 million at June 30, 2010) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required.  SED’s availability was not less than 10% of the formula borrowing based during fiscal 2010. The Wachovia Agreement also restricts SED’s ability to distribute dividends.

During February 2009, SED Colombia signed a one-year $2.5 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 7.3% per annum.  SED renewed and increased the line to $3 million during February 2010.

Available borrowings under these credit facilities at June 30, 2010 were $22.1 million under the Wachovia Agreement, after deducting $1.8 million in reserves for our outstanding letters of credit, and $2.2 million under the Banco de Credito line of credit.

The carrying value of all bank debt at June 30, 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%.  On March 5, 2008, the three-year swap agreement was further amended to a notional amount of $15 million with a fixed rate of 4.54%.  On March 26, 2009, the swap agreement was again amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia's markup of 1.5% as of June 30, 2010.

The Company utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the FASB accounting requirement for derivative instruments and hedging activities.  As required, the Company recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge.  Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  The fair value, not in the Company’s favor, of the interest rate swap was $745,000 and $345,000 at June 30, 2010 and 2009, respectively, and is included in accrued and other current liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

There have been no material changes to obligations and/or commitments since the end of the last fiscal year.  Purchase orders or contracts for the purchase of inventories and other goods and services are not included in our estimates because SED is not able to determine the aggregate amount of such purchase orders or contracts that are binding obligations.  Our purchase orders are based on our current estimated distribution needs and are fulfilled by its vendors within short time horizons.  As of June 30, 2010, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

The recent global economic downturn created several risks relating to our financial results, operations and prospects.  We may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations.  The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand.  The recent global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins.  Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment.  Deterioration in the credit markets in Latin America and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This may result in our reducing the credit lines we provide to customers, thereby having a negative impact on our net sales.  Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold.  The realization of any or all of these risks could have a significant adverse effect on our future financial results.

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

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts

An allowance for doubtful accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.  The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which protects us from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States.  SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions).

Inventories — Slow Moving, Obsolescence, and Lower of Cost or Market

Certain SED vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. SED’s reserve for obsolete and slow moving inventories was approximately $772,000 at June 30, 2010 or 1.6% of gross inventories.

Revenue Recognition

Revenue is recognized once four criteria are met: (1) SED must have persuasive evidence that an arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain which is usually the case); (3) the price must be fixed or determinable; and (4) collectability must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. SED allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.

Financial Instruments

SED’s principal financial instruments consist of cash, accounts receivable, accounts payable and revolving credit facilities.  The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.

The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes.

SED’s revolving credit facility is currently a variable rate facility.  SED has entered into an interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $15 million notional amount of the obligation under its revolving credit facility with Wachovia, which expires on January 26, 2013.

Inflation and Price Levels

Inflation has not had a significant impact on SED’s overall business because of the typically decreasing costs of products sold by SED and the fact that we also receive vendor price protection for a significant portion of its inventory. In the event a vendor or competitor reduces its prices for goods purchased by SED prior to SED’s sale of such goods, we generally have been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for credit.

The Latin American countries in which SED operates have experienced high rates of inflation and hyperinflation from time to time in the past. At this time, management believes that inflation may have a material impact on SED’s Latin American business operations in the immediate future.

Operating Tax Loss Carry Forwards

SED has accumulated net operating loss carry forwards for Federal income tax purposes of $63.4 million, which expire in fiscal years 2019 through 2029.  These losses are available to offset taxable income generated through those dates. As discussed in Item 7, the ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carry forwards may be utilized.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information required by this item.

Item 8.

Consolidated Financial Statements and Supplementary Data.

An Index to the financial statements and the financial statements required by this item are set forth beginning on page F-1.

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

(b)

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2010.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.  Our management has concluded that, as of June 30, 2010, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.  As a Smaller Reporting Company, our internal control over financial reporting was not subject to audit by our independent registered public accounting firm pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act signed into law by President Obama on July 21, 2010.

(c)

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.

Directors, Executive Officers and Corporate governance

 DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and principal positions of the Company’s directors and executive officers as of September 21, 2010.

Name	Age	Position with the Company	Director Since

Jonathan Elster*	38	President, Chief Executive Officer, Director	2010
Barry Diamond*	68	Vice President – Product Management
Lyle Dickler*	41	CFO, Vice President of Finance
Stewart I Aaron (2)(4)	70	Director	1994
Jean Diamond (2)	68	Director	2003
Arthur Goldberg (1)(3)	71	Director	2008
Stephen Greenspan (3)(4)(5)	69	Director	2008
J. K. Hage, III (3)(4)	59	Director	2009
Samuel Kidston (1)(2)	35	Chairman of the Board	2009
Joseph Segal (1)(2)	67	Director	2005

*Named Executive Officers

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

(3) Member of the Legal Affairs Committee

(4) Member of the Nominating and Corporate Governance Committee

(5) Lead independent Director

The principal occupation and business experience for at least the last five years for each director and executive officer is set forth below.

Stewart I. Aaron currently serves as the President of, LABS, Inc.; a silk plant manufacturer based in Atlanta, Georgia, and has held that position over the last 20 plus years.  Additionally, he also currently serves as the President of Stewart Aaron and Associates, Inc, a real estate development company. Mr. Aaron was selected as a director because of his background and experience with the Company and as a senior executive of two private companies, which provides the Board with valuable leadership skills and insight into our business.

Barry Diamond has been Vice-President of the Company since 1987. Mr. Diamond currently serves as Vice-President of Product Management.  Mr. Diamond has been in the Electronics Business for over thirty years. Mr. Diamond was Vice-President of Purchasing for All Brands/Brands Mart from 1970-1980. Mr. Diamond was President of Great Sounds of New York, a consumer electronics business, from 1980-1987.  Barry Diamond is Jean Diamond’s brother-in-law.

Jean Diamond was a co-founder of the Company. Ms. Diamond served as Chief Executive Officer from July of 2005 until her retirement in December 2009 and Chairman of the Board from July 2003 through December 2009. Ms. Diamond was selected as a director because of her in-depth knowledge of our operations, financial condition and business strategies attained from her background and experience with us as a founder and our CEO until her retirement in December 2009.  We believe that her background and experience provides the Board with management’s perspective and helps enable the Board to more effectively provide its oversight function.

Lyle Dickler joined the Company in June 2005 as Corporate Controller and assumed the positions of Secretary and Treasurer effective August 11, 2005.  Mr. Dickler was appointed Vice President of Finance on July 1, 2006 and Chief Financial Officer on May 13, 2008.   Prior to joining the Company Mr. Dickler served from May 2003 to June 2005 as Controller for Okabashi Brands, Inc.  From 2001 to 2003 Mr. Dickler served as Controller for PAI Industries, Inc.

Jonathan Elster has been with the Company since 1995. Mr. Elster has been serving as our President and Chief Executive Officer since December 2009.  He was promoted to President and Chief Operating Officer on June 2, 2009 and remained the Chief Operating Officer until December 2009.  Elster began his career with the Company as a sales representative in 1995. He has served as a Sales Manager from 1997 to 1999 and as Vice President-Sales from 1999 to 2000. In 2000, Mr. Elster was promoted to Senior Vice-President of Sales and Marketing and in 2004, Executive Vice President.  He is responsible for sales and marketing operations of the Company.  Jonathan Elster is Jean Diamond’s son-in-law. Mr. Elster was selected as a director because of his in-depth knowledge of our operations, financial condition and business strategy from his current position as our CEO, as well as his extensive prior experience with us.  We believe that as CEO he provides a critical link between management and the Board, which would help enable the Board to provide its oversight function with the benefit of management’s perspective of our business.

Arthur Goldberg is the Chief Financial Officer of Clear Skies Solar, Inc. (OTCBB: CSKH).  Prior to that he served as interim CFO of Milestone Scientific, Inc. (OTCBB: MLSS) from August 2007 to January 2008.  From July 2006 to June 2007, Mr. Goldberg served as CAO and CFO of St. Luke’s School, a non-sectarian college prep school.  From December 2005 to July 2006, Mr. Goldberg was a private accounting and business consultant.  From February 1999 to November 2005, Mr. Goldberg was a partner in the firm of Tatum CFO Partners LLP, serving as an interim CFO for both public and private companies.  Prior to 1999, Mr. Goldberg held several senior executive positions, including CFO and COO of a number of public companies.  Mr. Goldberg received his B.B.A. from the City College of New York, his M.B.A. from the University of Chicago and his J.D. and LL.M. from New York University School of Law.  Mr. Goldberg is also a Certified Public Accountant. Mr. Goldberg was selected as a director because of his hands-on experience as the CFO of a public company and extensive prior experience as a public company senior financial officer.  We believe that his background and experience provides the Board with a perspective on corporate finance matters.  Given his financial experience, Mr. Goldberg has been determined by our Board to be the Audit Committee financial expert.

Stephen Greenspan was the Founder, Chairman, President and Chief Executive Officer of K&G Men’s Center, Inc. a formerly publicly traded men’s apparel retailer.  Mr. Greenspan retired in 2002 and presently sits on the board of Floor and Décor Outlets of America, Inc., and works with a number of charities both personally as well as through his family foundation and charitable trust. Mr. Greenspan was selected a director because of his prior experience as a CEO of a public company which provides the Board with valuable leadership skills and insight into our business.

J.K. Hage III joined the Board in January 2009.  He is the Managing Member of the law firm of Hage & Hage LLC., where he has practiced law since 1978. Mr. Hage earned a B.A. from Hamilton College and a J.D. from Albany Law School and is admitted to both the, New York and the Alaska Bars. Mr. Hage was selected a director because of his background in law and as a law firm managing member which provides the Board with valuable expertise, and management and leadership skills.

Samuel A. Kidston was elected Chairman of the Board in December 2009.  He is the founder and Chief Investment Officer of North & Webster, LLC, an investment management and advisory firm and sits on the board of Sport-Haley, Inc. Prior to founding North & Webster, LLC, Mr. Kidston served as an equity analyst at BlackRock, Inc., from December 2001 to March 2006. Mr. Kidston earned a B.A. from Wesleyan University and received his Charter as an Investment Analyst from the CFA Institute. Mr. Kidston was selected a director because of his experience in managing private equity and financial analysis which provides the Board with the perspective of an active investor and fund manager with a deep understanding of the financial markets.

Joseph Segal was appointed to the Board in September 2005.  Since 1998, Mr. Segal has served as managing partner in Cornerstone Capital Partners, LLC, a real estate investment firm operating in Georgia and Florida since 1998.  Mr. Segal previously served as Chairman of the Board and Chief Operating Officer of Phoenix Communications, a commercial printing and publishing firm, until December 1997. Mr. Segal was selected as a director because of his background and experience with the Company and as a senior executive of a number of private companies which provides the Board with valuable management and leadership skills and insight into our business.

Board Committees

The Board has the following standing committees: Audit (the “Audit Committee”), Compensation (the “Compensation Committee”), Nominating and Corporate Governance (the “Nominating and Governance Committee”) and Legal Affairs (the “Legal Affairs Committee”).

Audit Committee

The members of the Audit Committee are Messrs. Goldberg, Kidston and Segal.  The Audit Committee met seven times in fiscal 2010, with all members attending all meetings.  The Audit Committee reviews and reports to the Board on our internal accounting and financial controls and on the accounting principles and auditing practices and procedures to be employed in preparing and reviewing our consolidated financial statements.  The Audit Committee is also responsible for engaging and overseeing our independent public auditors, the scope of the audit to be undertaken by such auditors and the pre-approval of any audit and permitted non-audit services provided by such auditors.  A copy of the Audit Committee charter is posted on the Company’s website at www.sedonline.com.

Audit Committee Financial Expert

The Board has determined that Arthur Goldberg qualifies as the Company’s “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and “independent” under Nasdaq’s listing standards and Section 10A(m)(3) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC.  Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.  Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent stockholders were complied with during the fiscal year ended June 30, 2010, except that one officer and one director, respectively, untimely filed a Form 4 to report a transaction in our equity securities.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our Web site at www.sedonline.com.

EXECUTIVE COMPENSATION

Item 11.

Executive Compensation

Summary of Compensation

The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2010 and 2009 earned by or paid to the Company’s Chief Executive Officer (principal executive officer), and two other most highly compensated executive officers whose total salary exceeded $100,000 in fiscal 2010 (the ”Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary $	Cash Bonus $	Stock Awards $(3)	All Other Compensation $ (2)	Total $

Jonathan Elster	2010	296,000	66,000 (1)	32,333	11,233	405,566
Chief Executive Officer and	2009	261,108	─	35,500	14,502	311,110
President

Barry Diamond	2010	214,988	─	32,333	─	247,321
Vice President -	2009	208,644	5,500	35,500	3,250	252,894
Product Management

Jean A. Diamond *	2010	155,636	─	40,415	24,600	220,651(4)
Former Chief Executive	2009	316,135	─	44,375	25,200	385,710
Officer

Lyle D. Dickler	2010	145,000	─	21,300	─	166,300
Chief Financial Officer	2009	130,000	─	21,300	5,000	156,300
and Vice President Finance

*Retired from her position as CEO in December 2009.

(1)

This estimated amount to be paid in fiscal 2011.

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

(4)

Does not include the $1.6 million paid to Ms. Diamond in July 2010 in connection with her retirement in December 2009 and in accordance with the related settlement agreement.

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

It is the Company’s intention to set total executive cash compensation sufficiently high to attract and retain a strong motivated leadership team.  Each executive’s current and prior compensation is considered in setting future compensation.  In addition, the Company reviews the compensation practices of other companies.  To some extent, the Company’s compensation plan is based on the market and the companies we compete against for executive management.  The elements of the Company’s plan (e.g., base salary, bonus and stock options) are similar to the elements used by many companies.  The exact base pay, stock option grant, and bonus amounts are chosen in an attempt to balance the Company’s competing objectives of fairness to all stakeholders and attracting/retaining executive managers.

Agreements with Certain Executive Officers

The Company has employment agreements with Jonathan Elster, Barry Diamond and Lyle Dickler.

On August 31, 2010, the Company entered into a new employment agreement, effective as of July 1, 2010 (the “Effective Date”), with Jonathan Elster for his continued employment with the Company as its President and Chief Executive Officer for a three-year term beginning on the Effective Date.  The term of the agreement will automatically extend for additional one-year periods beginning on the third anniversary of the Effective Date and each subsequent anniversary thereof unless at least 90-days prior to any such anniversary, written notice of nonrenewal is given by either party.  Under the agreement, Mr. Elster will (i) earn a base annual salary of $340,000, retroactive to December 1, 2009 when he assumed the title of Chief Executive Officer upon the retirement of Jean Diamond from that position; (ii) receives a bonus for the first year of the term ranging from 10% to 50% of his base pay depending on return on invested capital; (iii) be entitled to participate on the same terms as other executives in any present or future benefit plans or programs of the Company; (iv) receive as liquidated damages an amount equal to the greater of his salary for 18 months or the balance of the employment term upon a termination in connection with a Change of Control, as defined in the agreement and (v) receive a severance payment equal to the lesser of his salary for 18 months or the balance of his employment term upon termination of his employment with the Company without cause.  Mr. Elster has agreed that upon the termination of his employment and for a period of one-year thereafter, he will not directly or indirectly: (A) recruit or solicit any employees of the Company or hire any person who was employed by the Company within six months prior to his termination of employment; or (B) solicit any Restricted Customer (as defined in the agreement) for the purpose of, or with a view toward, providing services or products to the Restricted Customer which compete with services or products offered or provided by the Company.

Mr. Elster’s previous employment agreement expired on the Effective Date, July 1, 2010.  Under that agreement, Mr. Elster’s annual compensation includes an annual base salary of $261,700 plus an annual bonus in an amount equal to three percent (3%) of the Company’s Pre-tax Adjusted Annual Income.  The Company’s “Pretax Adjusted Annual Income” means with respect to a given fiscal year (a) the sum of earnings before taxes as reported on its audited consolidated statement of operations for such fiscal year, excluding extraordinary non-operational costs and profits.  He is also entitled to participate in all of the Company’s employee benefit programs available to management executives, including health and long-term disability insurance.  The Company may terminate Mr. Elster’s employment for “good cause,” as defined in his employment agreement.  In addition, upon termination of his employment, Mr. Elster has agreed not to solicit customers of the Company for a period of a one (1) year from the date of termination.

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

The employment agreement with Lyle Dickler, effective June 1, 2009, is for a term of one year.  Mr. Dickler’s contract renews automatically 90 days prior to expiration if written notice of non-renewal is not given by the Company.  The Contract renewed June 1, 2010.  Mr. Dickler’s annual compensation includes an annual base salary of $145,000.  He is also entitled to participate in all of the Company’s employee benefit programs available to management executives, including health and long-term disability insurance.  The Company may terminate Mr. Dickler’s employment for “good cause,” as defined in his employment agreement.  In addition, upon termination of his employment, Mr. Dickler has agreed not to solicit customers of the Company for a period of a one (1) year from the date of termination.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2010 with respect to the Named Executive Officers.

	Outstanding Equity Awards at Fiscal Year-End

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Shares or Units of Stock that have not vested ($)(3)

Jonathan Elster	62,500	1.96	10/15/2011	66,667	$ 173,334
Total	62,500

Barry Diamond	40,000	1.96	10/15/2011	66,667	$ 173,334
	50,000	0.44	1/15/2013
Total	90,000

Jean Diamond	50,000	1.96	10/15/2011	—	—
Total	50,000

Lyle Dickler	—	—	—	40,000	$ 104,000
Total	—

(1)

Represents stock option grants at fair market value on the date of grant.

(2)

The restricted shares of common stock are subject to forfeiture prior to vesting and begin vesting in equal amounts on the second, third and fourth anniversaries of the grant date pursuant to the provisions of a restricted stock agreement.

(3)

Based on the closing price per share of $2.60 as reported on the OTCBB on June 30, 2010.

Director Compensation

Our non-employee directors receive the following compensation:

•

An annual fee of $60,000 of which 50% shall be paid in quarterly installments of cash and 50% shall be paid by an annual award of restricted shares of common stock which shall immediately vest upon issuance;

•

The Chairman of the Board is paid an additional annual fee of $25,000.

•

The Chairman of the Audit Committee is paid an additional annual fee of $20,000 and each committee member is paid an additional annual fee of $5,000 for their services on the committee;

•

The Chairman of the Compensation Committee is paid an additional annual fee of $5,000 and each committee member is paid an additional annual fee of $2,000 for their services on the committee;

•

The Chairman of the Legal Affairs Committee is paid an additional annual fee of $24,000 and each committee member receives an additional annual fee of $2,000 for their services on the committee;

•

The Chairman of the Nominating and Corporate Governance Committee is paid an annual fee of $5,000 and each committee member receives an additional annual fee of $2,000 for their services on the committee;

•

The Lead Independent Director is paid an additional fee of $5,000 per year.

The following table sets forth the compensation paid to our independent directors for the fiscal year ended June 30, 2010.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)

Stewart I. Aaron	37,000	50,000	87,000
Melvyn I Cohen	137,500(2)	35,000	172,500
Joseph Segal	36,000	50,000	86,000
Arthur L. Goldberg	52,000	50,000	102,000
Stephen Greenspan	40,500	50,000	90,500
J. K. Hage, III	45,000	50,000	95,000
Samuel Kidston	51,000	50,000	101,000

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

(2)  In connection with Mr. Cohen’s resignation from the Board on May 17, 2010 and in recognition of his extensive record of service to the Company as a director, the Company agreed to pay his director fees in cash for the remainder of his term, through 2011.  Of the fees earned, $60,000 will be paid in January 2011.

Analysis of Risk Inherent in Our Compensation Policies and Practices

During the fiscal year ended June 30, 2010, our Compensation Committee with the assistance of management conducted a risk assessment of all of our compensation policies and practices.  We analyzed our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model.  Based upon such review, we have concluded that we have balanced pay for performance programs, and our compensation policies and procedures do not motivate imprudent risk taking and are not reasonably likely to have a material adverse effect on us.  This determination is based, in important part, on the fact that all of our compensation awards are capped at reasonable and sustainable levels, as determined by a review of our economic position and prospects, as well as the compensation offered within our peer group and by comparable companies.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

The following table sets forth certain information as of September 21, 2010 regarding the beneficial ownership of our common stock by (i) the Named Executive Officers, (ii) the Company’s directors, (iii) each person we know to beneficially own more than 5% of our outstanding common stock, and (iv) all directors and executive officers of the Company as a group.  All shares of our common stock shown in the table reflect sole voting and investment power except as otherwise noted.  For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 21, 2010 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

	Amount and Nature		Percent
Name of Beneficial Owner	of Beneficial Ownership		of Class

Stewart I. Aaron	72,635	(1)	1.43%
Barry Diamond	193,255	(3)	3.76%
Jean Diamond	517,984	(4)	10.27%
Lyle Dickler	64,000	(2)	1.27%
Jonathan Elster	166,000	(5)	3.25%
Arthur Goldberg	39,635		*
Stephen Greenspan	37,635		*
J. K. Hage, III.	154,823	(6)	3.07%
Samuel Kidston	400,874	(7)	7.95%
Joseph Segal	37,635		*
All current directors and executive
officers as a group (10) persons	1,684,476	(8)	32.20%

5% Shareholders:
FMR Corp	480,000	(9)	9.52%
Allen R. Earl	458,408	(10)	9.09%
Paul D. Sonkin	441,586	(11)	8.75%

*

Represents less than one percent of our outstanding common stock.

(1)

The shares include 35,000 options.

(2)

The shares include 60,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement with Mr. Dickler.

(3)

The shares include 90,000 options and 100,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement with Mr. Diamond.

(4)

The shares include 271,426 shares held by a trust for the benefit of Ms. Diamond.

(5)

The shares include 62,500 options and 100,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement with Mr. Elster.

(6)

The shares include (i) 26,845 restricted shares of common stock granted January 1, 2009, which are subject to vesting and forfeiture over a two year period pursuant to the provisions of a restricted stock agreement with Mr. Hage; (ii) 18,700 shares of common stock owned by Adirondack Capital LLC (“Adirondack”); and (iii) 92,500 shares of common stock beneficially owned by Hedy A. Hyde, his spouse.  Mr. Hage III is a managing member of Adirondack.  Mr. Hage disclaims beneficial ownership of the shares beneficially owned by Adirondack and his wife except to the extent of his pecuniary interest therein.  The principal business address of Mr. Hage is c/o Hage & Hage LLC, 610 Charlotte Street, Utica, New York 13501.

(7)

The shares include (i) 26,845 restricted shares of common stock granted January 1, 2009 which are subject to vesting and forfeiture over a two year period pursuant to the provision of a restricted stock agreement with Mr. Kidston; and (ii) 359,251 shares of common stock owned in the aggregate by North & Webster Value Opportunities Fund, LP, North & Webster Fund II, LP and North & Webster, LLC (collectively, the “North & Webster Entities”).  North & Webster, LLC is the general partner of both of North & Webster Value Opportunities Fund, LP and North & Webster Fund II, LP.  Mr. Kidston is a Managing Member of North & Webster, LLC and disclaims beneficial ownership of the shares of common stock beneficially owned by the North & Webster Entities except to the extent of his pecuniary interest therein.  The principal business address of Mr. Kidston is c/o North & Webster, LLC, 10 Tower Office Park, Suite 420, Woburn, MA 01801.

(8)

Includes 187,500 shares underlying outstanding options and 574,285 restricted shares of common stock granted on October 23, 2007 and May 13, 2008.

(9)

All of the shares indicated are deemed beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., as a result of its serving as investment adviser to Fidelity Low-Priced Stock Fund, the owner of the 480,000 shares.  FMR Corp.’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(10)

All of the shares indicated are deemed beneficially owned by Allyn R. Earl.  Mr. Earl’s address is 38 Dwight Avenue, Clinton, New York 13323-1600.

(11)

Sole power to vote and dispose of all 441,586 shares of common stock are vested with Paul D. Sonkin ("Mr. Sonkin"), in accordance with a Schedule 13D filed on 4/22/10 by a group, which members include Tarsier Nanocap Value Fund, L.P., a Delaware limited partnership ("Tarsier"), Hummingbird Value Fund, L.P., a Delaware limited partnership ("Hummingbird Value"), Hummingbird Management, LLC, a Delaware limited liability company and the investment manager of each of Hummingbird Value and Tarsier ("Hummingbird Management"), Hummingbird Capital, LLC, a Delaware limited liability company and the general partner of each of Hummingbird Value and Tarsier ("Hummingbird Capital") and Mr. Sonkin.  Mr. Sonkin serves as the managing member of each of Hummingbird Management and Hummingbird Capital and as the investment manager to certain managed accounts.  The address of the principal office of Mr. Sonkin is 145 East 57th Street, 8th Floor, New York, New York 10022.

The business address and telephone number of each of Jean Diamond, Jonathan Elster, Barry Diamond, Lyle Dickler, Stewart I. Aaron, Arthur Goldberg, Stephen Greenspan and Joseph Segal are c/o SED International Holdings, Inc., 4916 North Royal Atlanta Drive, Tucker, Georgia 30084 and (770) 491-8962.

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

The “1999 Plan”, established on July 20, 1999 for a term of ten years authorizes the Company to grant up to 1,200,000 shares of its common stock to employees, Directors and Consultants of the Company and is intended to be a “board-based plan” in that, at all times not more than fifty percent (50%) of the optionees and recipients of the plan shall be officers or affiliates.  Under the plan, the Company may grant both nonqualified options and restricted stock awards and have an option or award price of the fair market value of the Company’s common stock on the date of grant.  Unless otherwise specified by the Compensation Committee, options and restricted awards vest ratably over a four-year period.  All grants expire no later than 10 years from the date of grant.  No stock options or awards were granted in fiscal 2010.

The following table sets forth certain information as of June 30, 2010, relating to all of our equity compensation plans:

Equity Compensation Plans Information

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	202,500	$2.06	—
Equity compensation plans not approved by security holders	148,000	$1.44	—
Total	350,500	$1.80	—

On October 23, 2007, the Board of Directors of the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “Stock Plan”) for the purposes of attracting and retaining the personnel necessary for the Company’s success.  The Stock Plan covers employees and others who perform services for the Company including directors and consultants.  A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the Stock Plan.  The Stock Plan is administered by the Company’s Board and/or Compensation Committee.  As of June 30, 2010, 503,000 shares were issued and are outstanding under the Stock Plan.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Transactions with Related Parties

Lease of Headquarters

On August 6, 2009, the Board of Directors of the Company unanimously approved a two-year extension of SED’s existing headquarter lease with the Diamond Chip Group LLC which extended the lease term through September 30, 2011.  Under the terms of the extension, beginning on October 2, 2009 through the end of the extended term of September 30, 2011, the Company’s annual rental rate was reduced by approximately $40,000 per year from approximately $328,000 to $288,000 and the Company will continue to occupy the premises under the same existing lease terms and conditions.

The members of the Diamond Chip Group LLC include (i) the Marital Trust for the benefit of Jean Diamond and (ii) Jean Diamond, who own respectively 37.5% and 62.5% of the outstanding interests in the LLC.  Jean Diamond was Chief Executive Officer and is now a Director of the Company.

In connection with her retirement, Ms. Diamond entered into a Settlement Agreement and Amendment to Employment Agreement with the Company (the “Settlement Agreement”) pursuant to which the Company agreed to: (i) provide her with limited continued use of her office and part-time use of its administrative staff and (ii) pay her $1.6 million as required by her employment agreement and Ms. Diamond agreed to: (i) provide assistance and consult with the new CEO until June 21, 2010 as requested by the Company; (ii) amend her employment agreement to put into effect the changes necessitated by the Settlement Agreement and (iii) continue the terms and provisions of her employment agreement not changed by the Settlement Agreement including, the covenants not to compete, solicit customers or employees, or disclose confidential or proprietary information.

Director Independence

The Board has determined that Messrs. Aaron, Goldberg, Greenspan, Hage, Kidston and Segal are independent as that term is defined in the listing standards of the NASDAQ.  Messrs. Segal, Goldberg and Kidston are the sole members of the Audit Committee, and Messrs. Aaron, Segal, Kidston and Mrs. Diamond are the sole members of the Compensation Committee and are independent for such purposes.  Messrs. Goldberg, Greenspan and Hage are the sole members of the Legal Affairs Committee. Messrs. Aaron, Greenspan and Hage are the sole members of the Nomination and Governance Committee.  Messr. Greenspan also serves as the Company’s Lead Independent Director.

Disclosure of Director Qualifications

The Board, acting through the Nominating and Corporate Governance Committee, is responsible for assembling for stockholder consideration a group of nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a Board.  The Nominating and Corporate Governance Committee regularly reviews the composition of the Board in light of the Company’s changing requirements, its assessment of the Board’s performance, and the inputs of stockholders and other key constituencies.

The Nominating and Corporate Governance Committee looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to Board service.

In addition, the Nominating and Corporate Governance Committee seeks to include on the Board a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board confronts.  These individual qualities can include matters like experience in the company’s industry, technical experience (for example, financial or technological expertise), experience gained in situations comparable to the company’s (e.g., financial service companies, growth companies, and companies that grow through acquistions), leadership experience, and relevant geographical experience.

Item 14.

Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

The firm of J. H. Cohn LLP has served as the Company’s independent registered public accounting firm since 2005.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by J. H. Cohn LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2010 and 2009, respectively.

	2010	2009

Audit Fees
J. H. Cohn LLP (1)	$267,000	$222,000

_______________________________________

(1)

J. H. Cohn LLP fees for fiscal 2010 are estimated.

J. H. Cohn LLP fees for fiscal 2010 and 2009 include audit of the Company’s Annual financial statements and review of financial statements included in the Company’s Form 10-Q quarterly reports and Sarbanes Oxley testing.  J. H. Cohn LLP neither billed us any fees nor provided any services other than the audit services and fees included above.

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

•

Report of Independent Registered Public Accounting Firm (J.H Cohn, LLP-2010 and 2009)

•

Consolidated Balance Sheets at June 30, 2010 and 2009

•

Consolidated Statements of Operations for the years ended June 30, 2010 and 2009

•

Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2010 and 2009

•

Consolidated Statements of Cash Flows for the years ended June 30, 2010 and 2009

•

Notes to Consolidated Financial Statements

2.

Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (1)
3.2	Amendment to Articles of Incorporation. (2)
3.3	Amendment to Articles of Incorporation dated January 21, 2009. (18)
3.4	Bylaws of the Company. (1)
3.5	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007. (3)
3.6	Article 1, Section 11 of the Bylaws of SED International Holdings, Inc., as amended on January 21, 2009. (18)
**10.10	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. (4)
**10.11	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan. (5)
**10.12	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan. (5)
**10.14	Employment Agreement dated November 20, 2008, between the Company, SED International Holdings, Inc. and Barry Diamond. (7)
**10.23	Form of Non-Qualified Stock Option Agreement for Directors. (8)
**10.24	1995 Formula Stock Option Plan, together with related form of Non-Qualified Stock Option Agreement. (5)
**10.26	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan. (9)
**10.32	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement. (1)
**10.38	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company. (1)
**10.39	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company. (1)
10.40	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International. (10)
**10.42	Amended and Restated Employment Agreement between SED International, Inc. and Jonathan Elster dated November 20, 2008. (11)
10.58	First Amendment of Lease for 4916 N. Royal Atlanta Drive, Tucker GA 30084 dated September 19, 2005. (12)

Exhibit Number	Description
10.59	Lease Agreement Extension for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated March 20, 2006. (12)
10.60	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005. (12)
10.61	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007. (13)
**10.62	2007 Restricted Stock Plan. (14)
**10.63	Final Form of Restricted Stock Agreement, dated as of October 23, 2007, between the Company and each of Barry Diamond, Jean Diamond, Lyle Dickler, Mark DiVito, Jonathan Elster and Charles Marsh. (14)
10.64	Fourth Amendment to Wachovia Loan and Security Agreement dated August 23, 2007. (15)
10.65	Fifth Amendment to Wachovia Loan and Security Agreement dated January, 21, 2008. (15)
10.66	Sixth Amendment to Wachovia Loan and Security Agreement dated July 1, 2008. (15)
10.67	Settlement Agreement and General Release entered into on September 5, 2008. (15)
**10.68	Employment Agreement dated August 10, 2009 between SED International Holdings, Inc. and Lyle Dickler (16)
10.69	Second Amendment of Lease for 4916 North Royal Atlanta Drive, Tucker, GA 30084, dated August 6, 2009. (18)
10.70	Amendment to Wachovia Loan and Security Agreement dated September 9, 2009 (18)
**10.71	2009 Incentive Compensation Plan. (19)
**10.72	Settlement Agreement and Amendment to Employment Agreement between the Company and Jean Diamond, dated as of December 9, 2009. (20)
**10.73	Employment Agreement between SED International Holding, Inc. and Jonathan Elster dated as of July 1, 2010. (21)
21	Subsidiaries of the Company. (17)
*24	Power of Attorney (see signature page to this Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
*32.1	Section 1350 Certification by Principal Executive Officer.
*32.2	Section 1350 Certification by Principal Financial Officer.

*	Filed Herewith
**	Denotes compensatory plan, compensation arrangement or management contract.

1)

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

2)

Filed as an exhibit to the Company’s Revised Definitive Proxy Statement filed with the SEC on March 26, 2002 and incorporated herein by reference.

3)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2007 and incorporated herein by reference.

4)

Filed as an exhibit to the Company’s Definitive Supplemental Proxy Statement filed with the SEC on October 18, 1991 and incorporated herein by reference.

5)

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference.

6)

Filed as an exhibit to the Company’s Proxy Statement filed with the SEC on October 1, 1995 and incorporated herein by reference.

7)

Filed as an exhibit to the Company’s Current Report on form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference.

8)

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

9)

Filed as an exhibit to the Company’s Proxy Statement filed with the SEC on October 1, 1996 and incorporated herein by reference.

10)

Filed as an exhibit to Amendment No. 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

11)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 21, 2008 and incorporated herein by reference.

12)

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

13)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.

14)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

15)

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference.

16)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 and incorporated herein by reference.

17)

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

18)

Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference.

19)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2010 and incorporated herein by reference.

20)

Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and incorporated herein by reference.

21)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

By:

/S/ LYLE DICKLER

Lyle Dickler, Chief Financial Officer

(principal financial and accounting officer)

Date: September 21, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this September 21, 2010.

/S/ JONATHAN ELSTER	Chief Executive Officer and Director
Jonathan Elster	(Principal Executive Officer)

/S/ LYLE DICKLER	Chief Financial Officer
Lyle Dickler	(Principal Financial and Accounting Officer)

/s/ JEAN DIAMOND	Director
Jean Diamond

/s/ STEWART I. AARON	Director
Stewart I. Aaron

/s/ JOSEPH SEGAL	Director
Joseph Segal

/s/ ARTHUR L. GOLDBERG	Director
Arthur L. Goldberg

/s/ STEPHEN H. GREENSPAN	Director
Stephen H. Greenspan

/s/ J. K. HAGE III
J. K. Hage III	Director

/s/ SAMUEL KIDSTON
Samuel Kidston	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

SED International Holdings, Inc.

We have audited the consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2010 and 2009, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey

September 21, 2010

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2010	2009

ASSETS

Current assets:
Cash and cash equivalents	$7,445,000	$3,570,000
Trade accounts receivable, less allowance for doubtful accounts of $542,000 (2010) and $584,000 (2009)	53,893,000	50,128,000
Inventories	47,948,000	38,532,000
Deferred tax assets, net	313,000	286,000
Other current assets	3,897,000	5,653,000
Total current assets	113,496,000	98,169,000
Property and equipment, net	926,000	720,000
Total assets	$114,422,000	$98,889,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$61,955,000	$47,417,000
Accrued and other current liabilities	10,129,000	7,670,000
Revolving credit facilities	22,297,000	25,093,000
Total liabilities	94,381,000	80,180,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	-	-
Common stock, $.01 par value; 100,000,000 shares authorized, 6,739,031 (2010) and 6,781,302 (2009) shares issued, 5,044,540 (2010) and 5,086,811 (2009) shares outstanding	68,000	68,000
Additional paid-in capital	69,957,000	69,525,000
Accumulated deficit	(33,229,000)	(33,531,000)
Accumulated other comprehensive loss	(3,668,000)	(4,266,000)
Treasury stock, 1,694,491 shares, at cost	(13,087,000)	(13,087,000)
Total shareholders’ equity	20,041,000	18,709,000
Total liabilities and shareholders’ equity	$114,422,000	$98,889,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended June 30,
	2010	2009
Net sales	$541,663,000	$472,478,000
Cost of sales	513,210,000	446,534,000
Gross profit	28,453,000	25,944,000
Selling, general and administrative expenses, excluding employment contract settlement expense and depreciation and amortization expense	24,674,000	23,151,000
Employment contract settlement expense	1,600,000	—
Depreciation and amortization expense	380,000	474,000
Foreign currency transactions (gain) loss	(201,000)	1,894,000
Operating income	2,000,000	425,000
Interest income	(93,000)	(115,000)
Interest expense	1,341,000	1,250,000
Income (loss) before income taxes	752,000	(710,000)
Income tax expense	450,000	378,000
Net income (loss)	$302,000	$(1,088,000)

Basic income (loss) per common share	$.07	$(.27)
Diluted income (loss) per common share	$.06	$(.27)

Weighted average number of common shares outstanding:
Basic	4,480,000	4,020,000
Diluted	4,724,000	4,020,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Par Value	Capital	Deficit	Loss	Shares	Cost	Equity

BALANCE JUNE 30, 2008	6,278,347	$63,000	$68,681,000	$(32,443,000)	$(2,942,000)	1,694,491	$(13,087,000)	$20,272,000
Stock awards issued	177,975	2,000	(5,000)	-	-	-	-	(3,000)
Stock forfeited	(20)	-	-	-	-	-	-	-
Stock-based compensation	-	-	463,000	-	-	-	-	463,000
Stock issued for services and litigation settlement	325,000	3,000	386,000	-	-	-	-	389,000
Net loss	-	-	-	(1,088,000)	-	-	-	(1,088,000)
Foreign currency translation adjustments	-	-	-	-	(1,416,000)	-	-	(1,416,000)
Changes in fair value and related amortization of interest rate swap contract	-	-	-	-	92,000	-	-	92,000
Comprehensive loss	-	-	-	-	-	-	-	(2,412,000)
BALANCE JUNE 30, 2009	6,781,302	68,000	69,525,000	(33,531,000)	(4,266,000)	1,694,491	(13,087,000)	18,709,000
Stock awards issued	114,337	1,000	(1,000)	-	-	-	-	-
Stock awards forfeited	(105,000)	(1,000)	1,000	-	-	-	-	-
Stock-based compensation	-	-	553,000	-	-	-	-	553,000
Stock repurchased and retired	(51,608)	-	(121,000)	-	-	-	-	(121,000)
Net income	-	-	-	302,000	-	-	-	302,000
Foreign currency translation adjustments	-	-		-	717,000	-	-	717,000
Changes in fair value and related amortization of interest rate swap contract	-	-	-	-	(119,000)	-	-	(119,000)
Comprehensive income	-	-	-	-	-	-	-	900,000
BALANCE JUNE 30, 2010	6,739,031	$68,000	$69,957,000	$(33,229,000)	$(3,668,000)	1,694,491	$(13,087,000)	$20,041,000

See notes to consolidated financial statements.

 SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2010	2009
Operating activities:
Net income (loss)	$302,000	$(1,088,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	380,000	474,000
Deferred tax assets	(27,000)	(26,000)
Stock compensation	553,000	463,000
Provision for losses on trade accounts receivable	464,000	398,000
Changes in operating assets and liabilities:
Trade accounts receivable	(3,182,000)	(6,961,000)
Inventories	(8,614,000)	(3,784,000)
Other current assets	2,147,000	1,372,000
Trade accounts payable	13,064,000	3,232,000
Accrued and other current liabilities	2,047,000	(480,000)
Net cash provided by (used in) operating activities	7,134,000	(6,400,000)

Investing activities: Purchases of equipment	(573,000)	(157,000)

Financing activities:
Net (repayments) borrowings under revolving credit facilities	(2,796,000)	6,256,000
Purchase of company common stock	(121,000)	-
Net cash (used in) provided by financing activities	(2,917,000)	6,256,000

Effect of exchange rate changes on cash and cash equivalents	231,000	(215,000)
Increase (decrease) in cash and cash equivalents	3,875,000	(516,000)

Cash and cash equivalents:
Beginning of year	3,570,000	4,086,000
End of year	$7,445,000	$3,570,000

Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest paid	$1,288,000	$1,187,000
Income taxes	$385,000	$643,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2010 and 2009

1.

Description of Business

SED International Holdings, Inc., the parent company incorporated in Georgia, and its wholly-owned operating subsidiary, SED International, Inc., a Georgia corporation, are engaged in the wholesale distribution of microcomputer products, including mass storage, imaging, display and consumer electronics products throughout the United States and Latin America.  SED International Holdings, Inc. services Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. (“SED Colombia”) in Bogotá, Colombia and Intermaco S.R.L. (“Intermaco”) in Buenos Aires, Argentina.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (formerly Southern Electronics Distributors, Inc.), SED Colombia and Intermaco, (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions.  At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation.  At June 30, 2010, approximately $7.2 million of SED’s cash and cash equivalents were not available for Federal Deposit Insurance.  The funds held in Latin American banks, which represent 73.8% of the Company’s cash and cash equivalents at June 30, 2010, are generally not available for use domestically without withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and we generally do not require collateral from our customers.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be significant.

Cash Equivalents — Cash equivalents are short-term investments purchased with a maturity of three months or less.

Accounts Receivable — Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts.

  Allowance for Doubtful Accounts — An allowance for doubtful accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.  The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time.   SED maintains credit insurance, which provides protection from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States.  SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions).

Inventories — Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market and include in-transit inventory of $9,775,000 at June 30, 2010 and $5,525,000 at June 30, 2009.  Certain SED vendors allow for either return of goods within a specified period (usually 45 - 90 days) or for credits related to price protection. However, for certain other vendors and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase. The reserve for obsolete and slow moving inventories was approximately $772,000 at June 30, 2010 and $705,000 at June 30, 2009 or 1.6% and 1.8% of gross inventories, respectively.

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

Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes.  As of June 30, 2010 and 2009, the amount of deferred income taxes recorded against cumulative translation losses is fully offset by a valuation allowance.  The results of foreign operations are translated at the average exchange rates for the year.  Gains or losses resulting from foreign currency transactions are included in the consolidated statement of operations.

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes.  Deferred tax assets relate primarily to differences in the financial reporting basis and the tax basis of reserves, translation losses and depreciation of fixed assets, in addition to net operating loss and tax credit carry-forwards.  Deferred tax liabilities relate to U.S. taxes on unremitted foreign earnings.  As the likelihood of the full realization of the net operating losses, reserves and translation losses is uncertain, the Company has provided a valuation allowance for the future tax benefits that may not be utilized.  SED evaluates the need for liabilities related to uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any.  Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.  See Note 5, Income Taxes, for additional discussion.

 Earnings (Loss) Per Common Share (EPS) — Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Included in diluted earnings per share for the year ended June 30, 2010 are the dilutive effect of options to purchase 340,500 shares of common stock and the dilutive effect of 423,987 shares of non vested restricted stock.  For fiscal year 2009, options for 504,000 common shares and 883,000 shares of non vested restricted stock were excluded from the diluted EPS calculation due to their anti-dilutive effect.

Components of basic and diluted earnings per share for the year ended June 30, 2010 were as follows:

	Year Ended June 30, 2010
	Net Income (Numerator)	Shares	Per-Share Amount
		(Denominator)

Net income	$302,000

Basic Earnings per share
Income available to common stockholders	$302,000	4,480,000	$0.07

Effect of dilutive securities:
Non vested restricted stock	-	174,000
Stock options	-	70,000
	-	244,000

Diluted earnings per share:
Income available to common stockholders
Plus assumed conversions	$302,000	4,724,000	$0.06

Share-Based Compensation — All share-based awards are measured based on their fair value as of the grant date and recognized as compensation expense on a straight-line basis over the period during which the award recipient is required to provide service in exchange for the award (the vesting period).  See Note 7, Shareholders’ Equity, for additional discussion.

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive income (loss).  SED’s other comprehensive income (loss) is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes. Accumulated other comprehensive loss included in shareholders’ equity totaled $3,668,000 and $4,266,000 and consisted of $3,321,000 and $4,038,000 of net foreign currency translation adjustments and $347,000 and $228,000 related to the interest rate swap contract at June 30, 2010 and 2009, respectively.

Recently adopted accounting pronouncements — In June 2009, the Financial Accounting Standards Board (“FASB”) issued the Accounting Standards Codification (“ASC”) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities in preparation of financial statements in conformity with U.S. GAAP. The ASC supersedes existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”) and related literature. While the adoption of the ASC as of July 1, 2009 changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In January 2010, the FASB issued an accounting standards update related to fair value measurements and disclosures.  This update provides amendments to related guidance within U.S. GAAP to require disclosure of the transfers in and out of Levels 1 and 2 and a schedule for Level 3 that separately identifies purchases, sales, issuances and settlements and requires more detailed disclosures regarding valuation techniques and inputs. We adopted this new standard effective January 1, 2010.  Refer to Note 11 for disclosures associated with the adoption of this standard.

In February 2010, the FASB issued an accounting standards update related to the disclosure requirements for subsequent events.  This update provides amendments to the subsequent event guidance within U.S. GAAP to clarify that an SEC filer is required to evaluate subsequent events through the date the financial statements are issued, but disclosure of this date is no longer required.  We adopted this new guidance upon issuance of the accounting standard update.

Recent accounting pronouncements not yet adopted

In June 2009, the FASB issued amendments to the accounting rules for variable interest entities (“VIEs”) and for transfers of financial assets. The new guidance for VIEs eliminates the quantitative approach previously required for determining the primary beneficiary of a VIE and requires ongoing qualitative reassessments of whether an enterprise is the primary beneficiary. In addition, qualifying special purpose entities (“QSPEs”) are no longer exempt from consolidation under the amended guidance. The amendments also limit the circumstances in which a financial asset, or a portion of a financial asset, should be derecognized when the transferor has not transferred the entire original financial asset to an entity that is not consolidated with the transferor in the financial statements being presented, and/or when the transferor has continuing involvement with the transferred financial asset. We will adopt these amendments for interim and annual reporting periods beginning on July 1, 2010. We do not expect the adoption of these amendments to have a material impact on our consolidated financial position, results of operations or cash flows.

In October 2009, the FASB issued guidance related to revenue recognition for arrangements with multiple deliverables.  This guidance eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price. The guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method.  We do not expect the adoption of these amendments to have a material impact on our consolidated financial position, results of operations or cash flows.

3.  Property and Equipment

Property and equipment are comprised of the following:

	June 30,
	2010	2009

Furniture and equipment	$9,496,000	$9,490,000
Leasehold improvements	800,000	2,394,000
Other	175,000	187,000
	10,471,000	12,071,000
Less accumulated depreciation and amortization	(9,545,000)	(11,351,000)
	$926,000	$720,000

Depreciation and amortization expense for property and equipment totaled $380,000 and $474,000 for the years ended June 30, 2010 and 2009, respectively.

4.  Credit Facilities

On March 1, 2007, SED signed a three-year extension of a credit facility with Wachovia Bank, National Association (the “Wachovia Agreement”) which extended the maturity to September 21, 2011. The Wachovia Agreement was originally entered into on September 21, 2005 with a term of three years.   On January 10, 2008, SED elected to increase the Wachovia line of credit to $50 million.  The Wachovia Agreement provides for revolving borrowings based on SED’s eligible accounts receivable and inventories as defined therein.

Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The per annum interest rates available are LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate.  SED is required to pay a commitment fee of .25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of SED’s shares in its foreign subsidiaries.

The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5 million or more during the term of the Wachovia Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries.  SED’s advances to its Latin American subsidiaries are restricted.  The Wachovia Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($4.4 million at June 30, 2010) at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required.  SED’s availability was not less than 10% of the formula borrowing based during fiscal 2010.  The Wachovia Agreement also restricts SED’s ability to distribute cash dividends.  As of June 30, 2010, SED determined that it was in compliance with the Wachovia Agreement.

During February, 2009, SED Colombia signed a one-year $2.5 million unsecured line of credit with Banco de Credito which bears interest at a fixed rate of 7.3% per annum.  SED renewed and increased the line to $3 million during February 2010.

Available borrowings under these credit facilities at June 30, 2010 were $22.1 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $2.2 million under the Banco de Credito line of credit.

The carrying value of all bank debt at June 30, 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%.  On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15 million with a fixed rate of 4.54%.  On March 26, 2009, the swap agreement was further amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia's markup of 1.5% as of June 30, 2010.

 The Company utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the FASB accounting guidance for derivative instruments and hedging activities.  As required by this guidance, the Company recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge.  Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  The fair value, not in the Company’s favor, of the interest rate swap was $745,000 at June 30, 2010 and $345,000 at June 30, 2009 and is included in accrued expenses. The Company does not hold or issue derivative financial instruments for trading purposes.

As of June 30, 2010, all pretax losses that were related to the March 26, 2009 amendment to the interest rate swap agreement, which were deferred and included in accumulated other comprehensive loss, have been reclassified to expense. During fiscal 2010 and 2009, approximately $396,000 and approximately $200,000, respectively, was reclassified to expense.

5.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,
	2010	2009
Deferred tax assets:
U.S. federal and state operating loss carry-forwards	$23,645,000	$23,785,000
Foreign currency translation adjustments	1,261,000	1,533,000
Other	2,305,000	2,130,000
Net deferred tax assets	27,211,000	27,448,000
Valuation allowance	(23,478,000)	(23,900,000)
	3,733,000	3,548,000

Deferred tax liabilities:
Unremitted foreign earnings	(3,420,000)	(3,262,000)
Deferred tax assets, net	$313,000	$286,000

Other deferred tax assets consist of the net tax effects of  temporary differences related primarily to depreciation and amortization, bad debt reserves, employee stock compensation, tax credits and various accruals and reserves.

The net deferred tax assets at June 30, 2010 and 2009 are all related to SED Colombia and Intermaco and were classified as current assets and liabilities on the balance sheet.  At June 30, 2010, the Company has total net operating loss carry-forwards for federal and state income tax purposes in the United States of approximately $63.4 million and $53 million, respectively, expiring at various dates through 2029.  In addition, as of June 30, 2010 the Company has alternative minimum tax credit carry-forwards of approximately $316,000, which carry over until they are used.  At June 30, 2010 and 2009, the Company has recorded a valuation allowance for principally all deferred tax assets only to the extent not offset by deferred tax liabilities, except for those relating to Intermaco and SED Colombia, as there is no assurance that these assets will be realized.

The components of income (loss) before income taxes consist of the following:

	Year Ended June 30,
	2010	2009

United States	$(436,000)	$(1,703,000)
Foreign	1,188,000	993,000
Total	$752,000	$(710,000)

Components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2010	2009
Current:
Federal	$(6,000)	$—
State	33,000	23,000
Foreign	450,000	381,000
	477,000	404,000
Deferred:
Foreign	(27,000)	(26,000)
	$450,000	$378,000

The Company’s income taxes payable at June 30, 2010 and 2009 were $412,000 and $191,000, respectively, and are included in accrued and other current liabilities on the consolidated balance sheets.  Prepaid income taxes of $106,000 and $433,000 were included in other current assets on the consolidated balance sheets as of June 30, 2010 and 2009, respectively.

The Company’s effective tax rates for net income (loss) differ from statutory rates as follows:

	Year Ended June 30,
	2010	2009

Statutory federal (benefit) rates	34.0%	(34.0)%
State income taxes net of federal income tax expense (benefit)	5.7	11.7
Non-deductible items	9.5	10.0
U.S. tax on foreign earnings	34.8	30.5
Valuation allowance	(26.1)	30.8
Foreign taxes (less than) in excess of federal statutory rate	2.5	2.5
Other	(0.3)	1.7
Total	60.1%	53.2%

The valuation allowance decreased during fiscal year 2010 by $422,000 and increased during fiscal year 2009 by $719,000.

As of June 30, 2010 and 2009, the Company had no liabilities related to uncertain tax positions.  Additionally, the Company does not believe there are any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2010.

In the event the Company is required to recognize a liability for uncertain tax positions, any associated penalties and interest accrued would be recorded as a component of income tax expense.  There have been no income tax related penalties or interest assessed or recorded as of June 30, 2010 and 2009.

              The Company conducts business principally in North and South America.  As a result, one or more of its subsidiaries files income tax returns in the U.S. - federal, various state, local and foreign tax jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia.  The Company is no longer subject to income tax examinations for tax years before June 30, 2007 in the U.S. and for tax years before December 31, 2008 in Colombia, but remains subject to examination in Argentina for tax years ended June 30, 2004 and later.

6.

  Lease Obligations

SED International, Inc. leases its main office facility under an operating lease expiring in September 2011 with an affiliated entity (see Item 13). Rent expense for this facility for the fiscal years ended June 30, 2010 and 2009 was $298,000 and $328,000, respectively. The Company leases additional distribution center and sales office space and office equipment under other operating leases expiring through April 2012. Rent expense under all operating leases for the years ended June 30, 2010 and 2009 was $1,140,000 and $1,205,000, respectively.

As of June 30, 2010, future minimum rental commitments under non-cancelable operating leases, including $288,000 in fiscal 2011 and $72,000 in fiscal 2012 to an affiliated entity,  are:

Year Ending June 30,
2011	$1,078,000
2012	754,000
2013	298,000
2014	312,000
2015	41,000
$2,483,000

7.  Shareholders’ Equity

Stock Option Plans — The Company maintains three stock option plans.  At June 30, 2010, no options were available for grants as the 10 year period for granting options had lapsed.  Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. There was no compensation cost charged against income for these stock option plans for fiscal 2010 and 2009 as all stock options were fully vested prior to fiscal 2009.

Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at June 30, 2009	503,659	$ 2.50
Forfeited or expired	(153,159)	$ 4.11
Outstanding at June 30, 2010	350,500	$ 1.80

Vested and exercisable at June 30, 2010	350,500	$ 1.80	2.1	$309,000

There were no options exercised during fiscal year 2010 or 2009.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan.  Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company.  At June 30, 2010, there were 339,999 shares of restricted stock issued and outstanding under the 2007 Plan.

During fiscal 2009, the Company issued restricted common stock to its non-employee directors under restricted stock agreements.  The shares are subject to forfeiture prior to vesting and vest in equal amounts on the first and second anniversary of the issuance date.  At June 30, 2010, there were 83,988 shares of restricted stock outstanding under these agreements.

Effective January  2009, non-employee Director base compensation was set at a per annum rate of $60,000 which 50% shall be paid by an annual award of restricted shares of common stock.  The independent Directors shall only be entitled to the stock portion of their compensation after serving on the Board for the full calendar year.  The number of shares to be issued to the Directors will be determined on January 1, of the following year based upon the market price of the Company’s common stock as of that date.

On July 1, 2008, the Company issued 125,000 shares of restricted common stock at a value of $117,000 to a vendor, an accredited investor, for services which vested immediately.

Non vested restricted stock activity is as follows:

	Year Ended June 30,
	2010	Weighted Average Grant-Date Fair Value	2009	Weighted Average Grant-Date Fair Value
Shares of non vested restricted stock-beginning of year	882,975	$ 1.46	705,000	$1.42
Issued	114,337	$ 2.05	302,975	$1.34
Vested	(468,325)	$ 1.60	(125,000)	$ .93
Forfeited	(105,000)	$ 1.42	—	—
Shares of non vested restricted stock-end of year	423,987	$ 1.38	882,975	$1.46

Share-based compensation expense recognized during fiscal years ended June 30, 2010 and 2009 totaled approximately $553,000 and $463,000, respectively. At June 30, 2010, there was $248,000 of unrecognized compensation cost related to non vested stock awards which SED expects to be recognized over the next 16 months.

The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and amortized over a vesting period determined by the restricted stock agreement.

8.  Employee Benefit Plan

SED International, Inc. maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. SED International, Inc. may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 7 years based on years of continuous service. There were approximately $12,000 of matching contributions for fiscal year 2010 and none for fiscal year 2009.

9.

  Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer, consumer electronics and wireless telephone products. The Company operates and manages in two geographic regions, the United States and Latin America.

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated

Fiscal 2010
Net sales to unaffiliated customers	$425,516,000	$116,158,000	$(11,000)	$541,663,000
Gross profit	20,727,000	7,726,000		28,453,000
Operating income	840,000	1,160,000		2,000,000
Interest income		(93,000)		(93,000)
Interest expense	1,276,000	65,000		1,341,000
Income tax expense	27,000	423,000		450,000
Net (loss) income	(463,000)	765,000		302,000
Total assets at year-end	93,838,000	33,212,000	(12,628,000)	114,422,000

Fiscal 2009
Net sales to unaffiliated customers	$372,195,000	$103,195,000	$(2,912,000)	$472,478,000
Gross profit	17,192,000	8,752,000		25,944,000
Operating (loss) income	(506,000)	931,000		425,000
Interest income		(115,000)		(115,000)
Interest expense	1,197,000	53,000		1,250,000
Income tax expense	23,000	355,000		378,000
Net (loss) income	(1,726,000)	638,000		(1,088,000)
Total assets at year-end	83,872,000	27,561,000	(12,544,000)	98,889,000

Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations is as follows:

Year Ended June 30,	Microcomputer ____Products___	Consumer Electronics ___Products___	Handling ___Revenue___	______Total____
2010	$ 462,286,000	$ 78,401,000	$ 976,000	$ 541,663,000
2009	$ 415,923,000	$ 55,560,000	$ 995,000	$ 472,478,000

Approximately 37.2% ($85.1 million United States export and $116.2 million Latin America) and 39.6% ($86.8 million United States export and net of ($2.9) million elimination and $103.2 million Latin America) in the fiscal years ended June 30, 2010 and 2009, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

10.  Significant Vendors

During the year ended June 30, 2010, the Company purchased approximately 43.2% (16.7%, 15.2%, 11.3%) of its product from three vendors.  During the year ended June 30, 2009, the Company purchased approximately 48.9% (19.4%, 18.6%, 10.9%) of its product from three vendors.

11.

  Fair Value Measurements

We determine a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. The fair value measurement guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates.

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap (see Note 4.).  This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes.   We endeavor to utilize the best available information in measuring the fair value of the interest rate swap.  The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement.  We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a discounted cash flow valuation model which includes inputs other than quoted market prices that are both observable and unobservable.  The fair value, not in the Company’s favor, of the interest rate swap was $745,000 at June 30, 2010 and is included in accrued and other current liabilities.

12.  Employment Settlement Expenses

In December 2009, Jean Diamond, retired from her position as CEO.  Ms. Diamond had approximately 4.5 years remaining on her employment contract.  SED signed a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount, which was the required amount under her employment contract.  Accordingly, the $1.6 million obligation is included in accrued and other current liabilities at June 30, 2010 and was paid in July 2010.

During fiscal 2010, a board member resigned and an executive was terminated from the Company.  These two separations resulted in approximately $300,000 in related expenses which are reflected in selling, general and administrative expenses on the consolidated statements of operations.

13.  Employment Agreement

The Company has employment agreements with certain key executives which expire at various dates through July 1, 2013.  Under such agreements SED is obligated to pay $563,000 during fiscal 2011 and $340,000 for both fiscal 2012 and 2013.  One agreement also calls for a bonus, based on Company performance goals, of between 10% and 50% of base pay of $340,000 in each of the next three years.  Certain agreements provide for a severance payment should the individual be terminated without cause.

14.  Other Litigation

The Company also is involved in other litigation from time to time in the ordinary course of its business. The Company provides for estimated legal fees and settlements relating to pending lawsuits when they are probable and reasonably estimable. The Company does not believe that the outcome of any such pending or threatened litigation in the ordinary course of business will have a material adverse effect on the financial position or results of operations of the Company. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.