Form 10-Q
period 2010-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2010-11-12
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes      . No  X .

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 8, 2010 was 4,940,701 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	September 30, 2010	June 30, 2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$6,073	$7,445
Trade receivables, net of allowance for doubtful accounts of $627 and $542, respectively	57,578	53,893
Inventories	59,450	47,948
Deferred tax assets, net	356	313
Other current assets	6,306	3,897
Total current assets	129,763	113,496
Property and equipment, net	1,008	926
Total assets	$130,771	$114,422

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$64,100	$61,955
Accrued and other current liabilities	9,771	10,129
Revolving credit facilities	35,846	22,297
Total liabilities	109,717	94,381

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500 shares, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 6,739,031 shares issued and 4,990,250 shares outstanding at September 30, 2010 and 6,739,031 shares issued and 5,044,540 shares outstanding at June 30, 2010	68	68
Additional paid-in capital	70,062	69,957
Accumulated deficit	(32,491)	(33,229)
Accumulated other comprehensive loss	(3,349)	(3,668)
Treasury stock 1,748,781 shares at September 30, 2010 and 1,694,491 shares at June 30, 2010, at cost	(13,236)	(13,087)
Total shareholders' equity	21,054	20,041
Total liabilities and shareholders' equity	$130,771	$114,422

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2010	2009

Net sales	$141,678	$127,938
Cost of sales	134,519	121,202
Gross profit	7,159	6,736
Operating expenses:
Selling, general and administrative expense	6,364	6,046
Depreciation and amortization expense	96	105
Foreign currency transaction gain	(447)	(525)
Total operating expenses	6,013	5,626
Operating income	1,146	1,110
Interest (income) expense:
Interest income	(16)	(18)
Interest expense	232	442
Interest, net	216	424
Income before income taxes	930	686
Income tax expense	192	234
Net income	$738	$452

Basic income per common share:	$.16	$.11

Diluted income per common share:	$.15	$.10
Weighted average number of common shares outstanding:
Basic	4,674,000	4,261,000
Diluted	5,076,000	4,578,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2009
Operating activities:
Net income	$738	$452
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	96	105
Deferred tax assets	(43)	(34)
Stock compensation	105	134
Changes in operating assets and liabilities:
Trade accounts receivable, net of provision	(3,059)	1,854
Inventories	(10,822)	(2,694)
Other assets	(2,257)	547
Trade accounts payable	1,190	(400)
Accrued and other current liabilities	(722)	(234)
Net cash used in operating activities	(14,774)	(270)
Investing activities: Purchases of equipment	(207)	(94)
Financing activities:
Net borrowings under revolving credit facilities	13,549	2,230
Purchases of common stock	(149)	—
Net cash provided by financing activities	13,400	2,230
Effect of exchange rate changes on cash and cash equivalents	209	322
Net (decrease) increase in cash and cash equivalents	(1,372)	2,188
Cash and cash equivalents:
Beginning of period	7,445	3,570
End of period	$6,073	$5,758

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011, or any other interim period. The June 30, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Form 10-K for the fiscal year ended June 30, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED International Holdings, Inc. Annual Report on Form 10-K for the year fiscal year ended June 30, 2010.

2.

Earnings per Common Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per share for the three months ended September 30, 2010 are the dilutive effect of options to purchase 340,500 shares of common stock and the dilutive effect of 366,845 shares of nonvested restricted stock. Included in diluted earnings per share for the three months ended September 30, 2009 are the dilutive effect of options to purchase 92,500 shares of common stock and the dilutive effect of 805,832 shares of nonvested restricted stock. Diluted earnings per common share for the three months ended September 30, 2010 and 2009 does not reflect the total of any incremental shares related to the assumed conversion or exercise of 5,000 and 411,159 anti-dilutive stock options, respectively.

Components of basic and diluted earnings per share for the three months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount

Net income	$738			$452

Basic Earnings per share:
Income available to common stockholders	$738	4,674,000	$.16	$452	4,261,000	$.11

Effect of dilutive securities:
Stock options		120,000			46,000
Nonvested restricted stock		282,000			271,000

Diluted earnings per share:
Income available to common stockholders plus
assumed conversions	$738	5,076,000	$.15	$452	4,578,000	$.10

3.

Comprehensive Income

Comprehensive income is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income and other comprehensive income. SED’s other comprehensive income is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes.

Comprehensive income, net of income taxes, for the three months ended September 30, 2010 and 2009, respectively, is as follows:

	Three Months ended September 30,
	2010	2009
Net income	$738	$452
Changes in foreign currency translation adjustments	456	795
Changes in fair value of interest rate swap contract	(137)	13
Comprehensive income	$1,057	$1,260

The deferred income tax asset related to the accumulated other comprehensive income was fully offset by a valuation allowance as of the beginning and end of the three months ended September 30, 2010 and 2009 and, therefore, the comprehensive income for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3,349,000 and $3,668,000 at September 30, 2010 and June 30, 2010, respectively, and consisted of foreign currency translation adjustments of $2,865,000 and $3,321,000, respectively, and $484,000 and $347,000, respectively related to the interest rate swap contract.

4.

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

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2010
Net sales to unaffiliated customers	$ 108,249	$ 34,541	$ (1,112)	$ 141,678
Gross profit	5,198	1,961	—	7,159
Foreign currency transaction gain	—	(447)	—	(447)
Operating income	650	496	—	1,146
Interest income	—	(16)	—	(16)
Interest expense	219	13	—	232
Income tax expense	16	176	—	192
Net income	415	323	—	738
Total assets at September 30, 2010	105,858	38,384	(13,471)	130,771

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2009
Net sales to unaffiliated customers	$ 101,339	$ 26,592	$ 7	$ 127,938
Gross profit	4,997	1,739	—	6,736
Foreign currency transaction gain	—	(525)	—	(525)
Operating income	574	536	—	1,110
Interest income	—	(18)	—	(18)
Interest expense	425	17	—	442
Income tax expense	18	216	—	234
Net income	131	321	—	452
Total assets at September 30, 2009	89,077	26,963	(12,497)	103,543

Net sales by product category is as follows:

For the three months ended September 30,	Micro-Computer Products	Consumer Electronics Products	Handling Revenue	Total
2010	$ 123,411	$ 18,034	$ 233	$ 141,678
2009	$ 109,265	$ 18,409	$ 264	$ 127,938

Approximately 38% ($19.4 million United States export, net of ($1.1) million elimination, and $34.5 million Latin America) and 38.7% ($22.9 million United States export and $26.6 million Latin America) of SED's net sales for the three months ended September 30, 2010 and 2009, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

5.

Shareholders’ Equity

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock are reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company. At September 30, 2010, there were 340,000 shares of nonvested restricted stock issued and outstanding under the 2007 Plan. At September 30, 2010, there were 26,845 shares of nonvested restricted stock issued and outstanding to non-employee directors and an employee under non-plan agreements.

Effective January 2009, non-employee Director base compensation was set at a per annum rate of $60,000 which 50% is paid by an annual award of restricted shares of common stock. The independent Directors shall only be entitled to the stock portion of their compensation after serving on the Board for the full calendar year. The number of shares to be issued to the Directors will be determined on the first business day of January of the following year based on the closing price of the Company’s common stock as of the previous trading day.

Nonvested restricted stock activity is as follows:

	Three Months Ended September 30,
	2010	Weighted Average Grant-Date Fair Value	2009	Weighted Average Grant-Date Fair Value
Shares of nonvested restricted stock-beginning of period	423,987	$1.48	882,975	$1.46
Issued	—	—	—	—
Vested	(57,142)	$1.75	(57,142)	$1.75
Forfeited	—	—	(20,000)	$1.42
Shares of nonvested restricted stock-end of period	366,845	$1.44	805,833	$1.44

Share-based compensation expense recognized during the three months ended September 30, 2010 and 2009 totaled approximately $105,000 and $134,000, respectively. At September 30, 2010, there was $195,000 of unrecognized compensation cost related to nonvested stock awards which SED expects to be recognized over the next 13 months.

The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and amortized over a vesting period determined by the restricted stock agreement.

Stock Options — At September 30, 2010, 345,500 stock options were outstanding and were all exercisable with an aggregate intrinsic value of $312,000.

Stock Repurchase Plan — During the three months ended September 30, 2010, SED repurchased 54,290 shares of its common stock under a stock repurchase plan for an aggregate amount of $149,174. In October 2010, SED’s Board of Directors reserved an additional $150,000 for future purchases of treasury stock.

6.

Credit Facility and Bank Debt

SED currently maintains two credit facilities, Wachovia Bank (USA) and Banco de Credito (Colombia). Available borrowings under these credit facilities at September 30, 2010 were $15.8 million under the Wachovia Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $2.9 million under the Banco de Credito line of credit.

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

The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5 million or more during the term of the Wachovia Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are restricted. The Wachovia Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($5 million at September 30, 2010) at any time during the extension term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. SED’s availability was not less than 10% of the formula borrowing based during the three months ended September 30, 2010. The Wachovia Agreement also restricts SED’s ability to distribute cash dividends. As of September 30, 2010, SED determined that it was in compliance with the Wachovia Agreement.

During February 2009, SED Colombia entered into a one-year $2.5 million unsecured line of credit with Banco de Credito which bears interest at a fixed rate of 7.3% per annum. SED renewed and increased the line to $3 million during February 2010 and again to $3.7 milling during July 2010.

The carrying value of all bank debt at September 30, 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was amended to a notional amount of $15 million with a fixed rate of 4.54%. On March 26, 2009, the swap agreement was further amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia's markup of 1.5% as of September 30, 2010.

The Company utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the Financial Accounting Standards Board accounting guidance for derivative instruments and hedging activities. As required by this guidance, the Company recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $836,000 at September 30, 2010 and $745,000 at June 30, 2010 and is included in accrued and other current liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

7.

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

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap (see Note 6). This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a discounted cash flow valuation model which includes inputs other than quoted market prices that are both observable and unobservable. The fair value, not in the Company’s favor, of the interest rate swap was $836,000 at September 30, 2010 and is included in accrued and other current liabilities.

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

Overview

SED distributes microcomputer and consumer electronic products in the United States, Colombia and selected other markets in Latin America. It purchases more than 17,000 products from approximately 170 vendors, including such market leaders as Acer, Asus, Cisco, Epson, Hewlett-Packard, Lexmark, LG, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital. Products offered include mass storage, desktop, laptop, imaging, display and wireless devices, televisions and cameras. SED sells its products through a dedicated sales force to an active base of approximately 10,000 reseller customers in retail, e-commerce and rent-to-own distribution channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States from its strategically located warehouses in Tucker, Georgia; Miami, Florida; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia Ltda. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami.

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

Inventories — Slow Moving, Obsolescence, and Lower of Cost or Market

Certain SED vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendors and inventories, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not price protected by vendor agreements, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable or unwilling to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase.

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

The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to attempt to reduce this risk. At September 30, 2010, SED held $1.2 million of short-term forward exchange contracts, which matured in October 2010. The fair value of these contracts was not material.

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

Operating Tax Loss Carry Forwards

SED has accumulated net operating loss carry forwards for Federal income tax purposes of approximately $63.4 million, which expire in fiscal years 2019 through 2029. These losses are available to offset taxable income generated through those dates. As discussed in Item 7, the ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carry forwards may be utilized.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended September 30,

	2010	2009

Net sales	100.00%	100.00%
Cost of sales, including buying and occupancy expense	94.95%	94.74%
Gross profit	5.05%	5.26%
Operating expenses:
Selling, general and administrative expense	4.49%	4.73%
Depreciation and amortization expense	.07%	.08%
Foreign currency transaction gain	(.32)%	(.41)%
Total operating expenses	4.24%	4.40%
Operating income	.81%	.86%
Interest (income) expense:
Interest income	(.01)%	(.01)%
Interest expense	.16%	.34%
Interest, net	.15%	.33%
Income before income taxes	.66%	.53%
Income tax expense	.14%	.18%
Net income	.52%	.35%

Three Months Ended September 30, 2010 and 2009

Revenues. Total net sales for the three months ended September 30, 2010 increased 10.7%, or $13.7 million, to $141.7 million as compared to $127.9 million for the three months ended September 30, 2009. Microcomputer product sales, excluding handling revenue, for the three months ended September 30, 2010 increased 12.9% to $123.4 million compared to $109.3 million for the three months ended September 30, 2009. This was primarily due to an increase in laptop computers, consumables, hard drives and other computer product sales. Consumer electronics sales for the three months ended September 30, 2010 decreased 2.0% to $18.0 million compared to $18.4 million for the three months ended September 30, 2009. This was primarily due to a decrease in television sales and electronics sales.

Information concerning SED’s domestic and international revenues is summarized below:

	Three Months Ended September 30,		Change

	2010	2009	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$87.8	$78.4	$9.4	12.0%
Export	20.5	22.9	(2.4)	(10.5)%
Latin America	34.5	26.6	7.9	29.7%
Elimination	(1.1)	—	(1.1)	—
Consolidated	$141.7	$127.9	$13.8	10.8%

Domestic revenues were $87.8 million and $78.4 million for the three months ended September 30, 2010 and 2009, respectively. The increase was due to an increase in laptop computer, hard drive and other computer product sales. Export revenues, net of eliminations, were $19.4 million and $22.9 million for the three months ended September 30, 2010 and 2009, respectively. The decline was due to decreases in sales of computer products, printers and consumable printer products. Latin America sales as measured in local currencies increased 18.9% due to increases in sales of computer products, printers and consumable printer products as compared to an increase of 29.7% as measured in U.S. dollars. After translation into U.S. dollars, Latin America sales were $34.5 million and $26.6 million for the three months ended September 30, 2010 and 2009, respectively.

Sales of microcomputer products, including handling revenue, represented approximately 87.3% of SED’s first quarter net sales compared to 85.6% for the same period last year. Sales of consumer electronics products accounted for approximately 12.7% of SED’s first quarter net sales compared to 14.4% for the same period last year.

Gross Profit Margins. Gross profit dollars increased $.4 million to $7.2 million for the quarter ended September 30, 2010, compared to $6.7 million for the same period last year. Gross profit as a percentage of net sales was 5.1% for the quarter ended September 30, 2010 compared to 5.3% for the same period last year. Gross profit margin decline was primarily due to lower margins on sales in Latin America. Margins in Latin America fluctuate periodically due to lower competitive prices (caused by an increase in the number of distributors in the marketplace) and revaluation/devaluation of the local currency, particularly in Colombia. Overall, SED continues to experience pricing pressure in selling products.

 Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense, and foreign currency transaction gains, for the three months ended September 30, 2010 increased 5.3% to $6.4 million, compared to $6.0 million for the same period last year. The increase was primarily due from several factors including: (i) an increase of approximately $450,000 in wages and commissions mostly attributed to the increase in sales, increased sales force headcounts, increased benefit costs and government mandated wage increases in Latin America; all partially offset by (ii) a decrease of approximately $70,000 in credit, collection and bad debt expense; (ii) a net decrease of approximately $70,000 in professional fees and (iv) other net decreases totaling approximately $20,000 in bank charges and other miscellaneous expenses.

In September 2009, SED engaged a consulting firm to evaluate and make recommendations for improving certain operational areas of SED. These areas include the order entry process, warehousing and logistics, activity based costing, and implementation of certain reporting metrics. SED incurred costs of approximately $150,000 for these services during the quarter ended September 30, 2009 and none for the quarter ended September 30, 2010.

Depreciation and Amortization. Depreciation and amortization was $96,000 for the quarter ended September 30, 2010 compared with $105,000 for the same period last year.

Foreign Currency Transaction. SED has significant U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currencies resulted in a foreign currency transaction gain totaling $447,000 for the quarter ended September 30, 2010 as compared to a gain of $525,000 for the quarter ended September 30, 2009.

Interest Income. Interest income was $16,000 and $18,000 for the quarter ended September 30, 2010 and 2009, respectively.

Interest Expense. Interest expense was $232,000 and $442,000 for the quarter ended September 30, 2010 and 2009, respectively. This change resulted primarily from the interest expense amortization of a swap modification in the prior year quarter.

Provision for Income Taxes. Income tax expense was $192,000 for the quarter ended September 30, 2010 as compared to $234,000 for the quarter ended September 30, 2009. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Liquidity and Capital Resources

Overview. At September 30, 2010, SED had cash and cash equivalents totaling $6.1 million and working capital of approximately $20 million. At September 30, 2010, SED’s availability under its credit facilities was approximately $18.7 million, after deducting $1.8 million in reserves for outstanding Letters of Credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facilities with Wachovia Bank, National Association (USA) and Banco de Credito (Colombia). SED’s accounts receivable and inventories collateralize SED’s borrowings. The Wachovia credit facility provides SED with a $50 million line of credit through September 2011. During February 2009, SED Colombia signed a $2.5 million unsecured, one-year line of credit with Banco de Credito. SED increased and renewed the line to $3 million during February 2010 and again to $3.7 million during July 2010. Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of September 30, 2010, SED was in compliance with the requirements of the Wachovia credit facility and Banco de Credito credit facility agreements and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash used by operating activities was approximately $14.8 million for the quarter ended September 30, 2010 as compared to approximately $.3 million provided for the quarter ended September 30, 2009. Changes in operating assets and liabilities during fiscal 2010 are as follows.

Net trade receivables were $57.6 million at September 30, 2010 and $53.9 million at June 30, 2010. Quarterly calculated average days sales outstanding at September 30, 2010 and June 30, 2010 were approximately 36 and 38 days, respectively.

Inventories increased $11.5 million to $59.4 million at September 30, 2010 from $47.9 million at June 30, 2010. Included in inventory is $9.2 million of in transit inventory at September 30, 2010 compared to $9.8 million at June 30, 2010. The inventory increase was primarily due to a computer buy in opportunity and electronics buildup up for a trade show. SED continues to monitor and adjust inventory levels according to current and projected sales volumes and also to take advantage of vendor buy-in opportunities that are available to us from time to time.

Other current assets increased to $6.3 million at September 30, 2010 from $3.9 million at June 30, 2010. This was primarily due to increases in prepayments for inventory purchases.

Trade accounts payable increased by approximately $2.1 million to $64.1 million at September 30, 2010 compared to $62.0 million at June 30, 2010 due to a net increase in inventories and timing of vendor payments.

Accrued and other current liabilities decreased to $9.8 million at September 30, 2010 compared to $10.1 million at June 30, 2010.

SED’s cash flows are affected by the changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of providing approximately $209,000 in cash for the three months ended September 30, 2010 as compared to providing $322,000 in the three months ended September 30, 2009.

Financing Activities. Net borrowings under the credit facilities increased by approximately $13.5 million to $35.8 million at September 30, 2010 compared to $22.3 million at June 30, 2010. The increase was primarily due to buildups in SED’s inventory levels.

Borrowings under the Wachovia Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The interest rates range from LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate. SED is also subject to a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wachovia Agreement are collateralized by substantially all domestic assets of SED and 65% of SED’s shares in each of its foreign subsidiaries.

The Wachovia Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Agreement to make advances to SED’s Latin American subsidiaries. The Wachovia Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($5 million at September 30, 2010) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required. SED’s availability was not less than 10% of the formula borrowing based during fiscal 2011. The Wachovia Agreement also restricts SED’s ability to distribute dividends.

During February 2009, SED Colombia entered into a one-year $2.5 million unsecured line of credit with Banco de Credito that bears interest at a fixed rate of 7.3% per annum. SED renewed and increased the line to $3 million during February 2010 and again to $3.7 million during July 2010.

Available borrowings under these credit facilities at September 30, 2010 were $15.8 million under the Wachovia Agreement, after deducting $1.8 million in reserves for our outstanding letters of credit, and $2.9 million under the Banco de Credito line of credit.

The carrying value of all bank debt at September 30, 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

On January 26, 2007, the Company entered into a three-year interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $5 million notional amount of the revolving credit facility under the Wachovia Agreement. The contract effectively converted the variable rate to a fixed rate of 5.20%. On March 5, 2008, the three-year swap agreement was further amended to a notional amount of $15 million with a fixed rate of 4.54%. On March 26, 2009, the swap agreement was again amended to provide for an extension to January 26, 2013 and an interest rate modification to 2.95%. The fixed rates cited do not include Wachovia's markup of 1.5% as of September 30, 2010.

The Company utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the Financial Accounting Standards Board accounting requirement for derivative instruments and hedging activities. As required, the Company recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. The Company has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in the Company’s favor, of the interest rate swap was $836,000 and $745,000 at September 30, 2010 and June 30, 2010, respectively, and is included in accrued and other current liabilities. The Company does not hold or issue derivative financial instruments for trading purposes.

There have been no material changes to obligations and/or commitments since the end of the last fiscal year. Our purchase orders are based on our current estimated distribution needs and are fulfilled by its vendors within short time horizons. As of September 30, 2010, SED did not have any significant agreements for the purchase of inventories or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

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

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wachovia credit facility, subsidiary bank credit agreements, and vendor lines of credit. There can be no assurance that any or all of the aforementioned sources of capital will be available to SED when needed. For example, SED’s creditors may tighten their lending standards and SED may find it necessary to tighten credit availability standards to its customers due to the general weakening of the economic environment. However, SED believes that funds generated from operations, together with its Wachovia credit facility, subsidiary bank credit agreements, vendor credit lines, and current cash and cash equivalents will be sufficient to support its working capital and liquidity requirements for at least the next 12 months.

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

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.

Legal Proceedings

None.

ITEM 1A.

Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2.

Company Purchases of its Equity Securities

Since the adoption of our share repurchase plan in August, 2009 continuing through September 30, 2010, we repurchased an aggregate of 105,898 shares of our common stock at an average cost of approximately $2.56 per share or $271,209 in the aggregate. In September 2010, the Board reserved an additional $150,000 for repurchases under the plan. As set forth in the table below, during the quarter ended September 30, 2010, we repurchased $149,174 of shares of our common stock under our plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2010	2,420		$ 2.59	2,420	$ 71,882
August 2010	3,435		$ 2.48	3,435	$ 63,377
September 2010	48,435	*	$ 2.78	48,435	$ 78,968
Total	54,290		$ 2.75	54,290	$ 78,968

* 37,635 shares of our common stock were repurchased in a privately negotiated transaction with a shareholder.

Subsequent to the quarter end, on October 8, 2010, the Board reserved an additional $150,000 for repurchases under the plan.

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

Other Information

None.

ITEM 6. Exhibits

Exhibits	Description
10.1	Employment Agreement between SED International Holding, Inc. and Jonathan Elster dated as of July 1, 2010. (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*
*Filed Herewith

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)

Date: November 12, 2010	/s/ Jonathan Elster
Jonathan Elster
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2010	/s/ Lyle Dickler
Lyle Dickler
Chief Financial Officer
(Principal Financial and Accounting Officer)