Form 10-Q
period 2010-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2011-02-10
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

 X .   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 10, 2011 was 4,952,910 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	December 31, 2010	June 30, 2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$4,769	$7,445
Trade receivables, net of allowance for doubtful accounts of $654 and $542, respectively	60,094	53,893
Inventories	54,898	47,948
Deferred tax assets, net	362	313
Other current assets	6,385	3,897
Total current assets	126,508	113,496
Property and equipment, net	1,396	926
Total assets	$127,904	$114,422

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$63,555	$61,955
Accrued and other current liabilities	8,555	10,129
Revolving credit facilities	34,497	22,297
Total liabilities	106,607	94,381

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500 shares, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 6,749,031 shares issued and 4,913,250 shares outstanding at December 31, 2010 and 6,739,031 shares issued and 5,044,540 shares outstanding at June 30, 2010	68	68
Additional paid-in capital	70,122	69,957
Accumulated deficit	(31,607)	(33,229)
Accumulated other comprehensive loss	(3,789)	(3,668)
Treasury stock 1,835,781 shares at December 31, 2010 and 1,694,491 shares at June 30, 2010, at cost	(13,497)	(13,087)
Total shareholders' equity	21,297	20,041
Total liabilities and shareholders' equity	$127,904	$114,422

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2010	2009	2010	2009

Net sales	$156,950	$140,424	$298,629	$268,363
Cost of sales	147,803	133,229	282,322	254,432
Gross profit	9,147	7,195	16,307	13,931
Operating expenses:
Selling, general and administrative expense	7,225	6,217	13,590	12,263
Employment contract settlement expense	—	1,600	—	1,600
Depreciation and amortization expense	117	99	213	204
Foreign currency transaction loss (gain)	568	482	121	(42)
Total operating expenses	7,910	8,398	13,924	14,025
Operating income (loss)	1,237	(1,203)	2,383	(94)
Interest (income) expense:
Interest income	(11)	(28)	(27)	(47)
Interest expense	263	348	495	790
Interest, net	252	320	468	743
Income (loss) before income taxes	985	(1,523)	1,915	(837)
Income tax expense (benefit)	101	(151)	293	83
Net income (loss)	$884	$(1,372)	$1,622	$(920)

Basic income (loss) per common share:	$.19	$(.31)	$.35	$(.21)

Diluted income (loss) per common share:	$.18	$(.31)	$.32	$(.21)
Weighted average number of common shares outstanding:
Basic	4,583,000	4,427,000	4,629,000	4,344,000
Diluted	5,038,000	4,427,000	5,056,000	4,344,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Six Months Ended December 31,
	2010	2009
Operating activities:
Net income (loss)	$1,622	$(920)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	213	204
Deferred tax assets	(49)	(26)
Stock compensation	165	244
Provision for losses on accounts receivable	550	350
Changes in operating assets and liabilities:
Trade accounts receivable	(6,829)	(4,803)
Inventories	(7,022)	(6,818)
Other assets	(2,553)	(337)
Trade accounts payable	1,815	14,766
Accrued and other current liabilities	(1,579)	1,994
Net cash (used in) provided by operating activities	(13,667)	4,654
Investing activities: Purchases of equipment	(698)	(292)
Financing activities:
Net borrowings (repayments) under revolving credit facilities	12,200	(93)
Purchases of common stock	(410)	(22)
Net cash provided by (used in) financing activities	11,790	(115)
Effect of exchange rate changes on cash and cash equivalents	(101)	61
Net (decrease) increase in cash and cash equivalents	(2,676)	4,308
Cash and cash equivalents: Beginning of period	7,445	3,570
End of period	$4,769	$7,878

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia Ltda., and Intermaco S.R.L., (collectively, “SED”or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three months and six months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011, or any other interim period. The June 30, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto included in the SED’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2010.

2.   Earnings (loss) per Common Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  Included in diluted earnings per share for the three months and six months ended December 31, 2010 are the dilutive effect of options to purchase 340,500  shares of common stock and the dilutive effect of 376,845 shares of non vested restricted stock.  Diluted earnings (loss) per common share for the three months and six months ended December 31, 2009 does not reflect the total of any incremental shares related to the assumed conversion or exercise of 5,000 and 443,909 anti-dilutive stock options. Also, excluded from the diluted loss per share calculation for the three months and six months ended December 31, 2009 were 490,832 shares of non vested restricted stock due to their anti-dilutive effect.

Components of basic and diluted earnings (loss) per share for the three months ended December 31, 2010 and 2009 were as follows:

	Three Months Ended December 31, 2010			Three Months Ended December 31, 2009
	Net Income (Numerator)	Shares (Denominator)	Per- Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per- Share Amount

Net income (loss)	$884			$(1,372)

Basic earnings (loss) per share:
Income available to common shareholders	$884	4,583,000	$.19	$(1,372)	4,427,000	$(.31)

Effect of dilutive securities:
Stock options		154,000			―
Non vested restricted stock		301,000			―

Diluted earnings (loss) per share:
Income available to common shareholders plus
assumed conversions	$884	5,038,000	$.18	$(1,372)	4,427,000	$(.31)

Components of basic and diluted earnings (loss) per share for the six months ended December 31, 2010 and 2009 were as follows:

	Six Months Ended December 31, 2010			Six Months Ended December 31, 2009
	Net Income (Numerator)	Shares (Denominator)	Per-Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per-Share Amount

Net income (loss)	$1,622			$(920)

Basic earnings (loss) per share:
Income available to common shareholders	$1,622	4,629,000	$.35	$(920)	4,344,000	$(.21)

Effect of dilutive securities:
Stock options		141,000			―
Non vested restricted stock		286,000			―

Diluted earnings (loss) per share:
Income available to common shareholders plus assumed conversions	$1,622	5,056,000	$.32	$(920)	4,344,000	$(.21)

3.    Comprehensive Income (loss)

Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive income.  SED’s other comprehensive (loss) income is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes.

Comprehensive income (loss), net of income taxes, for the three months and six months ended December 31, 2010 and 2009, respectively, is as follows:

	Three Months Ended December 31,			Six Months Ended December 31,
	2010		2009	2010	2009
Net income (loss)	$884	$ $	(1,372)	$1,622	$(920)
Changes in foreign currency translation adjustments	(548)		(468)	(92)	327
Changes in fair value of interest rate swap contract	108		178	(29)	191
Comprehensive income (loss)	$444	$ $	(1,662)	$1,501	$(402)

The deferred income tax asset related to the accumulated other comprehensive income was fully offset by a valuation allowance as of the beginning and end of the three months and six months ended December 31, 2010 and 2009 and, therefore, the comprehensive income for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3,789,000 and $3,668,000 at December 31, 2010 and June 30, 2010, respectively, and consisted of foreign currency translation adjustments of $3,413,000 and $3,321,000, respectively, and $376,000 and $347,000, respectively,  related to the interest rate swap contract.

4.    Segment Reporting

SED operates in one business segment as a wholesale distributor of microcomputer and consumer electronics products. SED operates and manages in two geographic regions, the United States and Latin America.  Sales of products between SED's geographic regions are made at market prices and eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2010
Net sales to unaffiliated customers	$123,701	$33,876	$(627)	$156,950
Gross profit	6,259	2,888	—	9,147
Foreign currency transaction loss	—	568	—	568
Operating income	907	330	—	1,237
Interest income	—	(11)	—	(11)
Interest expense	252	11	—	263
Income tax expense	4	97	—	101
Net income	651	233	—	884
Total assets at December 31, 2010	104,715	36,545	(13,356)	127,904

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2009
Net sales to unaffiliated customers	$113,370	$27,054	$—	$140,424
Gross profit	5,451	1,744	—	7,195
Foreign currency transaction loss	—	482	—	482
Operating loss	(861)	(342)	—	(1,203)
Interest income	—	(28)	—	(28)
Interest expense	348	—	—	348
Income tax expense (benefit)	5	(156)	—	(151)
Net loss	(1,214)	(158)	—	(1,372)
Total assets at December 31, 2009	98,384	30,222	(12,619)	115,987

Net sales by product category is as follows:

For the three months ended December 31,	Micro-Computer Products	Consumer Electronics Products	Handling Revenue	Total
2010	$ 137,772	$ 18,943	$ 235	$ 156,950
2009	115,419	24,750	255	140,424

Approximately 34.5% ($20.3 million United States export, net of ($.6) million elimination, and $33.9 million Latin America) and 32.3% ($18.3 million United States export and $27.1 million Latin America) of SED's net sales for the three months ended December 31, 2010 and 2009, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2010
Net sales to unaffiliated customers	$231,950	$68,417	$(1,738)	$298,629
Gross profit	11,457	4,850	—	16,307
Foreign currency transaction loss	—	121	—	121
Operating income	1,557	826	—	2,383
Interest income	—	(27)	—	(27)
Interest expense	471	24	—	495
Income tax expense	20	273	—	293
Net income	1,066	556	—	1,622
Total assets at December 31, 2010	104,715	36,545	(13,356)	127,904

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2009
Net sales to unaffiliated customers	$214,709	$53,646	$8	$268,363
Gross profit	10,447	3,484	—	13,931
Foreign currency transaction gain	—	(42)	—	(42)
Operating (loss) income	(288)	194	—	(94)
Interest income	—	(47)	—	(47)
Interest expense	773	17	—	790
Income tax expense	23	60	—	83
Net (loss) income	(1,084)	164	—	(920)
Total assets at December 31, 2009	98,384	30,222	(12,619)	115,987

Net sales by product category is as follows:

For the six months ended December 31,	Micro-Computer Products	Consumer Electronics Products	Handling Revenue	Total
2010	$ 261,184	$ 36,977	$ 468	$ 298,629
2009	224,685	43,159	519	268,363

Approximately 36.2% ($39.7 million United States export, net of ($1.7) million elimination, and $68.4 million Latin America) and 35.4% ($41.2 million United States export and $53.7 million Latin America) of SED's net sales for the six months ended December 31, 2010 and 2009, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina

5.  Shareholders’ Equity

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock are reserved for grants under the 2007 Plan.  Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company.  At December 31, 2010, there were 340,000 shares of non vested restricted stock issued and outstanding under the 2007 Plan.  At December 31, 2010, there were 36,845 shares of non vested restricted stock issued and outstanding to non-employee directors and employees under non-plan agreements.

Effective January 2009, non-employee director base compensation was set at $60,000 per annum, of which 50% is paid in cash and the balance in an award of restricted shares of common stock.  The independent Directors shall only be entitled to the stock portion of their compensation after serving on the Board for the full calendar year unless otherwise approved by the Board. On January 6, 2011, 43,860 shares of restricted common stock were issued under the Board of Directors compensation plan for 2010 calendar year services.  The number of shares to be issued to the Directors will be determined on the first business day of January of the following year based on the closing price of the Company’s common stock as of the previous trading day.

Non vested restricted stock activity is as follows:

	Six Months Ended December 31,
	2010	Weighted Average Grant-Date Fair Value	2009	Weighted Average Grant-Date Fair Value
Shares of non vested restricted stock-beginning of period	423,987	$1.48	882,975	$1.46
Issued	10,000	$2.38	—	—
Vested	(57,142)	$1.75	(287,143)	$1.49
Forfeited	―	—	(105,000)	$1.42
Shares of non vested restricted stock-end of period	376,845	$1.47	490,832	$1.46

Share-based compensation expense recognized during the three months ended December 31, 2010 and 2009 totaled approximately $60,000 and $110,000 respectively. Share-based compensation expense recognized during the six months ended December 31, 2010 and 2009 totaled approximately $165,000 and $244,000, respectively At December 31, 2010, there was $216,000 of unrecognized compensation cost related to non vested stock awards which SED expects to be recognized over the next seven months.

The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and amortized over a vesting period determined by the restricted stock agreement.

Stock Options — At December 31, 2010, 340,500 stock options were outstanding and were all exercisable with an aggregate intrinsic value of $588,000.

Stock Repurchase Plan — During the three months ended December 31, 2010, SED repurchased 87,000 shares of its common stock under a stock repurchase plan for an aggregate amount of $261,000.

6.

Credit Facility and Bank Debt

SED currently maintains two credit facilities, Wells Fargo Bank (USA) and Helm Bank, previously Banco de Credito (Colombia).  Available borrowings under these credit facilities at December 31, 2010 were $14.9 million under the Wells Fargo Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $3.7 million under the Helm Bank line of credit.

SED amended its credit facility with Wells Fargo Bank on February 1, 2011.  This amendment increased the $50.0 million line of credit to $55.0 million and extended its term through January 1, 2015.  The Wells Fargo line of credit may be increased to $75.0 million in $5.0 million increments at SED’s discretion, if certain additional criteria are met. The Wells Fargo Agreement provides for revolving borrowing based on SED’s eligible accounts receivable and inventories as defined therein.

Borrowings under the Wells Fargo Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined therein. The per annum interest rates available are LIBOR, plus a margin ranging from 1.25% to 2.00%, and the prime rate.  SED is required to pay a commitment fee of .25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5 million or more during the term of the agreement before SED is permitted to make advances to SED’s Latin American subsidiaries.  SED’s advances to its Latin American subsidiaries are restricted.  The Wells Fargo Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($5 million at December 31, 2010) at any time during the extension term of the agreement, then maintenance of a minimum fixed charge coverage ratio is required.  SED’s availability was not less than 10% of the formula borrowing based during the three months and six months ended December 31, 2010.  The agreement also restricts SED’s ability to distribute cash dividends.  As of December 31, 2010, SED determined that it was in compliance with the Wells Fargo Agreement.

SED’s one year $3.7 million unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum.  This line of credit expires in March 2011.

The carrying value of all bank debt at December 31, 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%.   The fixed rates cited do not include Wells Fargo's markup of 1.5% as of December 31, 2010.

SED utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the Financial Accounting Standards Board requirements for derivative instruments and hedging activities.  As required by this guidance, SED recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge.  Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  The fair value, not in SED’s favor, of the interest rate swap was $699,000 at December 31, 2010 and $745,000 at June 30, 2010 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

7.  Fair Value Measurements

SED determines a fair value measurement based on the assumptions a market participant would use in pricing an asset or liability. The fair value measurement guidance established a three level hierarchy making a distinction between market participant assumptions based on (i) unadjusted quoted prices for identical assets or liabilities in an active market (Level 1), (ii) quoted prices in markets that are not active or inputs that are observable either directly or indirectly for substantially the full term of the asset or liability (Level 2), and (iii) prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement (Level 3).

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these items. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates.

SED is exposed to market risks from changes in interest rates, which may affect our operating results and financial position.  SED reduces our risks from interest rate fluctuations through the use of an interest rate swap (see Note 6).  This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes.   SED endeavors to utilize the best available information in measuring the fair value of the interest rate swap.  The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement.  SED has determined that its interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a discounted cash flow valuation model which includes inputs other than quoted market prices that are both observable and unobservable.

8.  Subsequent Event

SED amended its credit facility with Wells Fargo Bank on February 1, 2011.  This amendment increased the $50.0 million line of credit to $55.0 million and extended its term through January 1, 2015.  The Wells Fargo line of credit may be increased to $75.0 million in $5.0 million increments at SED’s discretion, if certain additional criteria are met.

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

Overview

SED distributes microcomputer and consumer electronic products in the United States, Colombia and selected other markets in Latin America.  It purchases more than 17,000 products from approximately 170 vendors, including such market leaders as Acer, Asus, Cisco, Epson, Hewlett-Packard, Lexmark, LG, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital.  Products offered include mass storage, desktop, laptop, imaging, display and wireless devices, televisions and cameras.  SED sells its products through a dedicated sales force to an active base of approximately 10,000 reseller customers in retail, e-commerce and rent-to-own distribution channels.  SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States from its strategically located warehouses in Tucker, Georgia; Miami, Florida; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended December 31,

	2010		2009		$	%
	$	%	$	%	Change	Change

Net sales	156,950	100.00%	140,424	100.00%	16,526	11.8%
Cost of sales	147,803	94.17%	133,229	94.88%	14,574
Gross profit	9,147	5.83%	7,195	5.12%	1,952	27.1%
Operating expenses:
Selling, general and administrative expense	7,225	4.60%	6,217	4.43%	1,008	16.2%
Employment contract settlement expense	—	—	1,600	1.14%	(1,600)	—
Depreciation and amortization expense	117.08%		99.07%		18	18.2%
Foreign currency transaction loss	568.36%		482.34%		86	17.8%
Total operating expenses	7,910	5.04%	8,398	5.98%	(488)	(5.8)%
Operating income (loss)	1,237.79%		(1,203)	(.86)%	2,440	202.8%
Interest (income) expense:
Interest income	(11)	(.01)%	(28)	(.02)%	17
Interest expense	263.17%		348.25%		(85)
Interest, net	252.16%		320.23%		(68)	(21.3)%
Income (loss) before income taxes	985.63%		(1,523)	(1.09)%	2,508	164.7%
Income tax expense (benefit)	101.07%		(151)	(.11)%	252
Net income (loss)	884.56%		(1,372)	(.98)%	2,256	164.4%

	Six Months Ended December 31,

	2010		2009		$	%
	$	%	$	%	Change	Change

Net sales	298,629	100.00%	268,363	100.00%	30,266	11.3%
Cost of sales	282,322	94.54%	254,432	94.81%	27,890
Gross profit	16,307	5.46%	13,931	5.19%	2,376	17.1%
Operating expenses:
Selling, general and administrative expense	13,590	4.55%	12,263	4.57%	1,327	10.8%
Employment contract settlement expense	—	—	1,600.60%		(1,600)	—
Depreciation and amortization expense	213.07%		204.08%		9	4.4%
Foreign currency transaction loss (gain)	121.04%		(42)	(.02)%	163	388.1%
Total operating expenses	13,924	4.66%	14,025	5.23%	(101)	(0.7)%
Operating income (loss)	2,383.80%		(94)	(.04)%	2,477	2,635.1%
Interest (income) expense:
Interest income	(27)	(.01)%	(47)	(.02)%	20
Interest expense	495.17%		790.29%		(295)
Interest, net	468.16%		743.27%		(275)	(37.0)%
Income (loss) before income taxes	1,915.64%		(837)	(.31)%	2,752	328.8%
Income tax expense	293.10%		83.03%		210
Net income (loss)	1,622.54%		(920)	(.34)%	2,542	276.3%

Three Months Ended December 31, 2010 and 2009

Net sales.  Total net sales for the three months ended December 31, 2010 were $157.0 million, an increase of $16.5 million or 11.8% (10.6% currency adjusted) compared with $140.4 million for the three months ended December 31, 2009.  Microcomputer products sales including handling revenues were $138.1 million for the three months ended December 31, 2010, an increase of 19.5% (17.9% currency adjusted) over similar product sales of $115.6 million reported for same period ended December 31, 2009. The increase in microcomputer product sales was due primarily to volume increases across all regions of laptop computers, consumables, hard drives as well as other components and also reflected SED’s growth in e-commerce distribution. Consumer electronics sales, all in the U.S., were $18.9 million for the three months ended December 31, 2010, a decrease of 23.4% compared with $24.8 million reported for the same period in 2009.  The decrease in consumer electronics sales was due primarily to declines in market prices for televisions and other flat screen products as well as moderate declines in SED’s unit sales volumes in this product category.

Sales of microcomputer products, including handling revenue, represented approximately 88.0% of SED’s second quarter net sales compared to 82.4% for the same period last year. Sales of consumer electronics products accounted for approximately 12.0% of SED’s second quarter net sales compared to 17.6% for the same period last year.

Comparative revenues by SED geography are summarized below:

	Three Months Ended December 31,		Change

	2010	2009	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$102.8	$95.0	$7.8	8.2%
Export	20.9	18.3	2.6	14.2%
Elimination	(0.6)	---	(0.6)	---
Total U.S.	123.1	113.3	9.8	8.6%
Latin America	33.9	27.1	6.8	25.1%
Consolidated	$157.0	$140.4	$16.6	11.8%

U.S. domestic revenues were $102.8 million for the three months ended December 31, 2010 compared with $95.0 million for the same period in 2009. The increase in 2010 was due to volume increases in laptop computer, hard drive and other computer product sales. U.S. export revenues, net of eliminations, were $20.9 million and $18.3 million for the three months ended December 31, 2010 and 2009, respectively.  The increase was due to increases in sales of computer products, printers and consumable printer products. U.S. domestic and export sales growth reflected increases in sales of microcomputer products offset by declines in sales of consumer electronics.  Latin America sales were $33.9 million and $27.1 million for the three months ended December 31, 2010 and 2009, respectively, an increase of 25.1% (18.9% currency adjusted) due to increases in sales of computer products, printers and consumables.

Gross Profit Margins.  Gross profit for the three months ended December 31, 2010 was $9.1 million, an increase of $1.9 million or 27.1% compared with $7.2 million for the same period in 2009.  Gross margin improved, as a percentage of sales, to 5.8% for the quarter ended December 31, 2010 from 5.1% for the same period in 2009. Approximately two thirds of the margin improvement year over year was due to currency exchange with the balance attributable to SED’s margin improvement programs including operations efficiencies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, excluding depreciation and amortization expense, and foreign currency transaction losses, for the three months ended December 31, 2010 were $7.2 million, an increase of 16.2% compared with $6.2 million for the same period in 2009. The increase was primarily due to several factors including: (i) an increase of approximately $700,000 in wages and commissions attributed mainly to the increase in sales, (ii) an increase of approximately $250,000 in bad debt expense; and (iii) an increase in banking related fees offset by a decline in  professional fees compared with the same period ended in December 31, 2009.

Employment Contract Settlement Expense.  Employment contract settlement expense was $0 and $1.6 million for the three months ended December 31, 2010 and 2009, respectively.  In December 2009, Jean Diamond retired from her position as CEO.  Ms. Diamond had approximately 4.5 years remaining on her employment contract during the quarter ended December 31, 2009.  SED entered into a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount.  Payment of the contract settlement amount to Ms. Diamond was made in July 2010.

Depreciation and Amortization. Depreciation and amortization was $117,000 for the three months ended December 31, 2010 compared with $99,000 for the same period last year.

Foreign Currency Transaction.  SED has significant U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currency resulted in a foreign currency transaction loss totaling $568,000 for the three months  ended December 31, 2010 as compared to a loss of $482,000 for the quarter ended December 31, 2009.

Interest Income.  Interest income was $11,000 and $28,000 for the three months ended December 31, 2010 and 2009, respectively.

Interest Expense. Interest expense was $263,000 and $348,000 for the three months ended December 31, 2010 and 2009, respectively.  This change resulted primarily from the interest expense amortization of a swap modification in the prior year quarter.

Provision for Income Taxes (Benefit).  Income tax expense was $101,000 for the three months ended December 31, 2010 as compared to a benefit of $151,000 for the quarter ended December 31, 2009.  The provision is primarily related to income or losses generated by SED’s Latin American subsidiaries.  The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Six Months Ended December 31, 2010 and 2009

Net sales.  Total net sales for the six months ended December 31, 2010 were $298.6 million, an increase of $30.2 million or 11.3% (11.0% currency adjusted) compared with $268.4 million for the six months ended December 31, 2009.  Microcomputer product sales including handling revenues for the six months ended December 31, 2010 were $261.6 million an increase of 16.2% (14.9% currency adjusted) compared with $225.2 million for the same period ended 2009. The sales increase was due primarily to increased sales volumes of  laptop computers, consumables, hard drives and other computer product sales across all regions.  Consumer electronics sales, all in the U.S., were $37.0 million for the six months ended December 31, 2010, a decrease of 14.3% compared with $43.2 million for the six months ended December 31, 2009. The decrease was due primarily to declines in market pricing of televisions and electronics products as well as moderate declines in SED unit volume sales.

Sales of microcomputer products, including handling revenue, represented approximately 87.6% of net sales for the six months ended December 31, 2010 compared to 83.9% for the same period last year. Sales of consumer electronics products accounted for approximately 12.4% of net sales compared for the six months ended December 31, 2010 to 16.1% for the same period last year.

Comparative revenues by SED geography are summarized below:

	Six Months Ended December 31,		Change

	2010	2009	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$190.5	$173.5	$17.0	9.8%
Export	41.4	41.2	0.2	0.5%
Elimination	(1.7)	---	(1.7)	---
Total U.S.	230.2	214.7	15.5	7.2%
Latin America	68.4	53.7	14.7	27.4%
Consolidated	$298.6	$268.4	$30.2	11.3%

Domestic revenues were $190.5 million and $173.5 million for the six months ended December 31, 2010 and 2009, respectively. The increase was due to an increase in laptop computer, hard drive and other computer product sales.  Export revenues, net of eliminations, were $41.4 million and $41.2 million for the six months ended December 31, 2010 and 2009, respectively.  The increase was due to increases in sales of computer products, printers and consumable printer products.  Latin America sales as measured in local currencies increased 21.5% due to increases in sales of computer products, printers and consumable printer products as compared to an increase of 27.4% as measured in U.S. dollars.  After translation into U.S. dollars, Latin America sales were $68.4 million and $53.7 million for the six months ended December 31, 2010 and 2009, respectively.

Gross Profit Margins.  Gross profit increased $2.4 million to $16.3 million for the six months ended December 31, 2010, compared to $13.9 million for the same period last year.  Gross profit, as a percentage of net sales, was 5.5% for the six months ended December 31, 2010 compared with 5.2% for the same period in 2009. Approximately half of the gross margin improvement was attributed to currency translation with the balance due mainly to SED’s margin improvement initiatives including operating efficiencies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, excluding depreciation and amortization expense, and foreign currency transaction losses, for the six months ended December 31, 2010 increased 10.8% to $13.6 million, compared with $12.2 million for the same period last year.  The increase was due primarily to: (i) an increase of approximately $1.2 million in wages and commissions attributed mainly to the increase in sales in both the U.S. and Colombia;  (ii) an increase of approximately $0.2 million in bad debt expense; and (iii) an increase in banking related fees offset by a decrease in professional fees.

Employment Contract Settlement Expense.   Employment contract settlement expense was $0 and $1.6 million for the six months ended December 31, 2010 and 2009, respectively.  In December 2009, Jean Diamond retired from her position as CEO.  Ms. Diamond had approximately 4.5 years remaining on her employment contract.  SED entered into a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount.  Payment of the contract settlement amount to Ms. Diamond was made in July 2010.

Depreciation and Amortization. Depreciation and amortization was $213,000 for the six months ended December 31, 2010 compared with $204,000 for the same period last year.

Foreign Currency Transaction.  SED has significant U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currencies resulted in a foreign currency transaction loss totaling $121,000 for the six months ended December 31, 2010 as compared to a gain of $42,000 for the same period last year.

Interest Income.  Interest income was $27,000 and $47,000 for the six months ended December 31, 2010 and 2009, respectively.

Interest Expense. Interest expense was $495,000 and $790,000 for the six months ended December 31, 2010 and 2009, respectively.  This change resulted primarily from the interest expense amortization of a swap modification in the prior year period.

Provision for Income Taxes.  Income tax expense was $293,000 for the six months ended December 31, 2010 as compared to $83,000 for the six months ended December 31, 2009.  The provision is primarily related to income generated by SED’s Latin American subsidiaries.  The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts

An allowance for doubtful accounts has been established based on collection experience and an estimate of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable.  The overall determination of the allowance considers also SED’s  credit insurance policy coverage and deductible amounts. SED maintains credit insurance, which protects it from credit losses exceeding certain deductible amounts for certain domestic sales and certain export shipments from the United States.  SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions.

Inventories — Slow Moving, Obsolescence, and Lower of Cost or Market

Certain SED vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendors and inventory items, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, management identifies slow moving or obsolete inventories that (1) are not price protected by vendor agreements, and (2) are not eligible for return under various vendor return programs. Based upon these factors, management estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable or unwilling to honor the provisions of certain contracts which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase.

Revenue Recognition

Revenue is recognized once four criteria are met: (1) SED must have persuasive evidence that a sales arrangement exists; (2) delivery must occur, which generally happens at the point of shipment (this includes the transfer of both title and risk of loss, provided that no significant obligations remain which is usually the case); (3) the price must be fixed or determinable; and (4) collectability must be reasonably assured. Shipping revenue is included in net sales while the related costs, including shipping and handling costs, are included in the cost of products sold. SED allows its customers to return product for exchange or credit subject to certain limitations. A provision for such returns is recorded based upon historical experience.

Financial Instruments

SED’s principal financial instruments consist of cash, accounts receivable, accounts payable and revolving credit facilities.  The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.

The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes.  SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk.  At December 31, 2010, SED held $2.8 million of short-term forward exchange contracts, which matures in January 2011. The fair value of these contracts is recorded in accrued and other current liabilities.

SED’s revolving credit facilities are currently variable rate facilities.  SED has entered into an interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $15 million notional amount of the obligation under its revolving credit facility with Wells Fargo, which expires on January 26, 2013.

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

Liquidity and Capital Resources

Overview.  At December 31, 2010, SED had cash and cash equivalents totaling $4.8 million and working capital of approximately $19.9 million. At December 31, 2010, SED’s availability under its credit facilities was approximately $18.6 million, after deducting $1.8 million in reserves for outstanding letters of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facilities with Wells Fargo Bank (USA) and Helm Bank, previously Banco de Credito (Colombia).  SED’s accounts receivable and inventories collateralize SED’s borrowings.  SED amended its credit facility with Wells Fargo Bank on February 1, 2011.  This amendment increased the $50.0 million line of credit to $55.0 million and extended its term through January 1, 2015.  The Wells Fargo line of credit may be increased to $75.0 million in $5.0 million increments at SED’s discretion if certain additional criteria are met.  SED also maintains a $3.7 million unsecured one-year credit line with Helm Bank in Colombia.  This line expires in March 2011.  Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit.  As of December 31, 2010, SED was in compliance with the requirements of the Wells Fargo credit facility and Helm Bank credit facility agreements and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash used by operating activities was approximately $13.7 million for the six months ended December 31, 2010 as compared to approximately $4.7 million provided for the six months ended December 31, 2009.  Changes in operating assets and liabilities during the six months ended December 31, 2010 are as follows.

Net trade receivables were $60.1 million at December 31, 2010 and $53.9 million at June 30, 2010.  Trade receivables  at December 31, 2010 are correlated  to the strong sales in December 2010.  Quarterly calculated average days sales outstanding at December 31, 2010 and June 30, 2010 were approximately 34 and 38 days, respectively.

Inventories increased $7.0 million to $54.9 million at December 31, 2010 from $47.9 million at June 30, 2010.  Included in inventory is $6.3 million of in transit inventory at December 31, 2010 compared to $9.8 million at June 30, 2010.  Inventory levels at December 31, 2010 reflected (i) sales increase of 18.1% for the three months ended December 31, 2010 sales compared with the three months ended June 30, 2010, and (ii) opportunistic inventory purchases from specific vendors where favorable spot pricing was available.  SED continues to monitor and adjust inventory levels according to current and projected sales volumes and also to take advantage of vendor buy-in opportunities that are available to it from time to time.

Other current assets increased to $6.4 million at December 31, 2010 from $3.9 million at June 30, 2010.   This was primarily due to increases in withholding taxes required in Latin America.

Trade accounts payable increased by approximately $1.6 million to $63.6  million at December 31, 2010 compared to $62.0 million at June 30, 2010 due to a net increase in inventories and an increase in purchase discounts taken from certain vendors.

Accrued and other current liabilities decreased to $8.6 million at December 31, 2010 from $10.1 million as of June 30, 2010. The decrease resulted mainly from a $1.6 million payment in accordance with terms of a settlement agreement dated December 2009 with SED’s former CEO Jean Diamond.

SED’s cash flows are affected by the changes in exchange rates in the Latin American countries in which SED does business.  The exchange rate changes had the effect of using approximately $101,000 in cash for the six months ended December 31, 2010 as compared to providing $61,000 in the six months ended December 31, 2009.

Financing Activities. Net borrowings under the credit facilities increased by approximately $12.2 million to $34.5 million at December 31, 2010 compared to $22.3 million at June 30, 2010.  The increase was partly due to buildups in SED’s inventory levels and increased receivables from the growth in sales.

Borrowings under the Wells Fargo Agreement accrue interest based upon a variety of interest rate options depending upon the computation of availability as defined in the agreement. The interest rates available are LIBOR, plus a margin of 1.25% to 2.00%, and the prime rate.  SED is also subject to a commitment fee of .25% on the unused portion of the facility.  Interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Agreement to make advances to SED’s Latin American subsidiaries.   The Wells Fargo Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($5 million at December 31, 2010) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required.  SED’s availability was not less than 10% of the formula borrowing based during fiscal 2011. The Wells Fargo Agreement also restricts SED’s ability to distribute dividends.

SED’s one-year $3.7 million unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum.  This line expires in March 2011.

Available borrowings under these credit facilities at December 31, 2010 were $14.9 million under the Wells Fargo Agreement, after deducting $1.8 million in reserves for its outstanding letters of credit, and $3.7 million under the Helm Bank line of credit.

The carrying value of all bank debt at December 31, 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

SED holds an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013.   The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo’s markup of 1.5% as of December 31, 2010.

SED utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the Financial Accounting Standards Board requirements for derivative instruments and hedging activities.  As required, SED recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge.  Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  The fair value, not in SED’s favor, of the interest rate swap was $699,000 and $745,000 as of December 31, 2010 and June 30, 2010, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

There have been no material changes to obligations and/or commitments since the end of the last fiscal year.   SED’s purchase orders are based on its current estimated distribution needs and are fulfilled by its vendors within short time horizons.  As of December 31, 2010, SED did not have any significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

The recent global economic downturn created several risks relating to SED’s financial results, operations and prospects.  SED may experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations.  The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand.  The recent global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on SED’s gross margins.  Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment.  Deterioration in the credit markets in Latin America and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This may result in a reduction of the credit lines SED provides to its customers, thereby having a negative impact on its net sales.  Also, volatile foreign currency exchange rates increase SED’s risk related to products purchased in a currency other than the currency in which those products are sold.  The realization of any or all of these risks could have a significant adverse effect on SED’s future financial results.

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit.  There can be no assurance that any or all of the aforementioned sources of capital will be available to SED when needed.  For example, SED’s creditors may tighten their lending standards and SED may find it necessary to tighten credit availability standards to its customers due to the general weakening of the economic environment.  However, SED believes that funds generated from operations, together with its Wells Fargo credit facility, subsidiary bank credit agreements, vendor credit lines, and current cash and cash equivalents will be sufficient to support its working capital and liquidity requirements for at least the next 12 months.

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

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2.

Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2011 we issued an aggregate of 43,860 shares of restricted common stock, with a market value of approximately $150,000 to the five non-management members of our Board of Directors under our director compensation plan for 2010 calendar year services.  The aforementioned shares of restricted common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Section 4(2) of the Act

Since the adoption of our share repurchase plan in August, 2009 continuing through December 31, 2010, we repurchased an aggregate of 192,898 shares of our common stock at an average cost of approximately $2.76 per share or $532,310 in the aggregate.  During the quarter ended December 31, 2010, Board reserved an additional $400,000 for repurchases under the plan.  As set forth in the table below, during the quarter ended December 31, 2010, we repurchased 87,000 of shares of our common stock under our plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2010	45,800	$2.76	45,800	102,704
November 2010	26,600	$3.19	26,600	17,792
December 2010	14,600	$3.42	14,600	217,866
Total	87,000	$3.00	87,000

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

Other Information

None.

ITEM 6.  Exhibits

Exhibits

Description

10.1	Modification Agreement, dated December 8, 2010, to the Employment Agreement of Lyle Dickler (1)
10.2	Seventh Amendment to the Loan and Security Agreement, dated February 1, 2011, with Wells Fargo Bank (USA) (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*

*Filed Herewith

(1)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2010 and incorporated herein by reference.

(2)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

Date: February 10, 2011	/s/ Jonathan Elster

Jonathan Elster

Chief Executive Officer

(Principal Executive Officer)

Date: February 10, 2011	/s/ Stan Baumgartner

Stan Baumgartner

Chief Financial Officer

(Principal Financial and Accounting Officer)