Form 10-Q
period 2011-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2011-05-11
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

  X .

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,  2011

       .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE   SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ To ______________

Commission File Number  0-16345

SED International Holdings, Inc.

(Exact Name of Registrant as Specified in Its Charter)

GEORGIA	22-2715444
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Yes      . No  X .

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 11, 2011 was 4,895,328 shares.

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

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share and per share amounts)

	March 31, 2011	June 30, 2010
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$9,448	$7,445
Trade accounts receivables, net of allowance for doubtful accounts of $836 and $542, respectively	66,500	53,893
Inventories	56,949	47,948
Deferred tax assets, net	382	313
Other current assets	7,079	3,897
Total current assets	140,358	113,496
Property and equipment, net	1,762	926
Total assets	$142,120	$114,422

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$67,264	$61,955
Accrued and other current liabilities	9,511	10,129
Revolving credit facilities	43,140	22,297
Total liabilities	119,915	94,381

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value; authorized: 129,500 shares, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 6,867,891 shares issued and 4,886,558 shares outstanding at March 31, 2011 and 6,739,031 shares issued and 5,044,540 shares outstanding at June 30, 2010	69	68
Additional paid-in capital	70,393	69,957
Accumulated deficit	(30,555)	(33,229)
Accumulated other comprehensive loss	(3,615)	(3,668)
Treasury stock 1,981,333 shares at March 31, 2011 and 1,694,491 shares at June 30, 2010, at cost	(14,087)	(13,087)
Total shareholders' equity	22,205	20,041
Total liabilities and shareholders' equity	$142,120	$114,422

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net sales	$155,731	$140,153	$454,360	$408,515
Cost of sales	147,624	132,746	429,946	387,178
Gross profit	8,107	7,407	24,414	21,337
Operating expenses:
Selling, general and administrative expense	6,521	6,473	20,111	18,735
Employment contract settlement expense	-	-	-	1,600
Depreciation and amortization expense	116	87	329	291
Foreign currency transaction (gain) loss	(88)	(254)	33	(296)
Total operating expenses	6,549	6,306	20,473	20,330
Operating income	1,558	1,101	3,941	1,007
Interest (income) expense:
Interest income	(10)	(26)	(37)	(73)
Interest expense	232	324	727	1,114
Interest, net	222	298	690	1,041
Income (loss) before income taxes	1,336	803	3,251	(34)
Income tax expense	284	244	577	327
Net income (loss)	$1,052	$559	$2,674	$(361)

Basic income (loss) per common share:	$0.23	$0.12	$0.58	$(0.08)

Diluted income (loss) per common share:	$0.21	$0.11	$0.54	$(0.08)
Weighted average number of common shares outstanding:
Basic	4,589,000	4,631,000	4,616,000	4,440,000
Diluted	5,058,000	5,077,000	4,980,000	4,440,000

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(Unaudited)

	Nine Months Ended March 31,
	2011	2010
Operating activities:
Net income (loss)	$2,674	$(361)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	329	291
Deferred tax assets	(67)	(9)
Stock compensation	268	431
Provision for losses on accounts receivable	388	352
Changes in operating assets and liabilities:
Trade accounts receivable	(12,905)	(5,764)
Inventories	(8,915)	(10,960)
Other assets	(3,190)	401
Trade accounts payable	5,195	8,638
Accrued and other current liabilities	(643)	2,029
Net cash used in operating activities	(16,866)	(4,952)
Investing activities: Purchases of equipment	(1,180)	(480)
Financing activities:
Net borrowings under revolving credit facilities	20,843	5,948
Purchases of common stock	(1,000)	(100)
Proceeds from stock option exercises	169	-
Net cash provided by financing activities	20,012	5,848
Effect of exchange rate changes on cash and cash equivalents	37	193
Net increase in cash and cash equivalents	2,003	609
Cash and cash equivalents: Beginning of period	7,445	3,570
End of period	$9,448	$4,179

See notes to condensed consolidated financial statements.

SED International Holdings, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1.    Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2011, or any other interim period. The June 30, 2010 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2010.

For further information, refer to the consolidated financial statements and footnotes thereto, including Risk Factors, included in the SED’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2010, filed with the Securities and Exchange Commission (“SEC”) on September 22, 2010.

2.   Earnings (loss) per Common Share

Basic earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period.  Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per share for the three months and nine months ended March 31, 2011 are the dilutive effect of options to purchase 257,500 shares of common stock and the dilutive effect of 338,334 shares of non vested restricted stock. Included in diluted earnings per share for the three months ended March 31, 2010 are the dilutive effect of options to purchase 340,500 shares of common stock and the dilutive effect of 423,987 shares of non vested restricted stock. Diluted earnings (loss) per common share for the three and nine months ended March 31, 2010 does not reflect the total of any incremental shares related to the assumed conversion or exercise of 19,000 and 359,500 anti-dilutive stock options, respectively. Also, excluded from the diluted loss per share calculation for the nine months ended March 31, 2010 were 423,987 shares of non vested restricted stock due to their anti-dilutive effect.

Components of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Net Income (Numerator)	Shares (Denominator)	Per- Share Amount	Net Income (Numerator)	Shares (Denominator)	Per- Share Amount

Net income	$1,052			$559

Basic earnings per share:
Income available to common shareholders	$1,052	4,589,000	$0.23	$559	4,631,000	$0.12

Effect of dilutive securities:
Stock options		171,000			107,000
Non vested restricted stock		298,000			339,000

Diluted earnings per share:
Income available to common shareholders plus assumed conversions	$1,052	5,058,000	$0.21	$559	5,077,000	$0.11

Components of basic and diluted earnings (loss) per share for the nine months ended March 31, 2011 and 2010 were as follows:

	Nine Months Ended March 31, 2011			Nine Months Ended March 31, 2010
	Net Income (Numerator)	Shares (Denominator)	Per- Share Amount	Net Loss (Numerator)	Shares (Denominator)	Per- Share Amount

Net income (loss)	$2,674			$(361)

Basic earnings (loss) per share:
Income (loss) available to common shareholders	$2,674	4,616,000	0.58	$(361)	4,440,000	$(0.08)

Effect of dilutive securities:
Stock options		85,000
Non vested restricted stock		279,000

Diluted earnings (loss) per share:
Income (loss) available to common shareholders plus assumed conversions	$2,674	4,980,000	$0.54	$(361)	4,440,000	$(0.08)

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

Comprehensive income, net of income taxes, for the three and nine months ended March 31, 2011 and 2010, respectively, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2011	2010	2011	2010
Net income (loss)	$1,052	$559	$2,674	$(361)
Changes in foreign currency translation adjustments	119	423	27	750
Changes in fair value of interest rate swap contract	55	(108)	26	83
Comprehensive income	$1,226	$874	$2,727	$472

The deferred income tax asset related to the accumulated other comprehensive income was fully offset by a valuation allowance as of the beginning and end of the three months and nine months ended March 31, 2011 and 2010 and, therefore, the comprehensive income for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3,615,000 and $3,668,000 at  March 31, 2011 and June 30, 2010, respectively, and consisted of foreign currency translation adjustments of $3,294,000 and $3,321,000, respectively, and $321,000 and $347,000, respectively,  related to the interest rate swap contract.

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

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2011
Net sales to unaffiliated customers	$119,663	$36,184	$(116)	$155,731
Gross profit	5,488	2,619	—	8,107
Foreign currency transaction gain	—	(88)	—	(88)
Operating income	912	646	—	1,558
Interest income	—	(10)	—	(10)
Interest expense	232	—	—	232
Income tax (benefit) expense	(5)	289	—	284
Net income	685	367	—	1,052
Total assets at March 31, 2011	115,170	39,714	(12,764)	142,120

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2010
Net sales to unaffiliated customers	$108,645	$31,530	$(22)	$140,153
Gross profit	5,332	2,075	—	7,407
Foreign currency transaction gain	—	(254)	—	(254)
Operating income	518	583	—	1,101
Interest income	—	(26)	—	(26)
Interest expense	279	45	—	324
Income tax expense	4	240	—	244
Net income	235	324	—	559
Total assets at March 31, 2010	94,913	35,742	(12,629)	118,026

Net sales by product category is as follows:

For the three months ended March 31,	Micro-Computer Products	Consumer Electronics Products	Handling Revenue	Total
2011	$ 139,418	$ 16,079	$ 234	$ 155,731
2010	$ 122,045	$ 17,866	$ 242	$ 140,153

Approximately 38.8% ($24.2 million United States export, net of ($.1) million elimination, and $36.2 million Latin America) and 38.7% ($22.7 million United States export and $31.5 million Latin America) of SED's net sales for the three months ended March 31, 2011 and 2010, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2011
Net sales to unaffiliated customers	$351,613	$104,601	$(1,854)	$454,360
Gross profit	16,945	7,469	—	24,414
Foreign currency transaction loss	—	33	—	33
Operating income	2,469	1,472	—	3,941
Interest income	—	(37)	—	(37)
Interest expense	703	24	—	727
Income tax expense	15	562	—	577
Net income	1,751	923	—	2,674
Total assets at March 31, 2011	115,170	39,714	(12,764)	142,120

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2010
Net sales to unaffiliated customers	$323,354	$85,176	$(15)	$408,515
Gross profit	15,779	5,558	—	21,337
Foreign currency transaction gain	—	(296)	—	(296)
Operating income	231	776	—	1,007
Interest income	—	(73)	—	(73)
Interest expense	1,052	62	—	1,114
Income tax expense	27	300	—	327
Net (loss) income	(848)	487	—	(361)
Total assets at March 31, 2010	94,913	35,742	(12,629)	118,026

Net sales by product category is as follows:

For the nine months ended March 31,	Micro-Computer Products	Consumer Electronics Products	Handling Revenue	Total
2011	$ 400,602	$ 53,056	$ 702	$ 454,360
2010	$ 346,730	$ 61,025	$ 761	$ 408,516

Approximately 37.2% ($64.6 million United States export, net of ($1.9) million elimination, and $104.6 million Latin America) and 36.3% ($63.1 million United States export and $85.2 million Latin America) of SED's net sales for the nine months ended March 31, 2011 and 2010, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

5.  Shareholders’ Equity

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock are reserved for grants under the 2007 Plan.  Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company.  At March 31, 2011, there were 338,334 shares of non vested restricted stock issued and outstanding under the 2007 Plan.

During January 2011, 43,860 shares of restricted common stock were issued and vested under the Board of Directors compensation plan for 2010 calendar year services.  On April 1, 2011, 8,770 shares of restricted common stock were issued and vested under the Board of Directors compensation plan for services during the quarter ended March 31, 2011.

During November 2010, 10,000 restricted shares were granted to a newly hired employee under the 2007 Plan.  These shares had a fair value of approximately $28,000 on the grant date and vest in equal amounts on the first, second and third anniversary of the grant.

Non vested restricted stock activity is as follows:

	Nine Months Ended March 31,
	2011	Weighted Average Grant- Date Fair Value	2010	Weighted Average Grant- Date Fair Value
Shares of non vested restricted stock-beginning of period	423,987	$1.48	882,975	$1.46
Issued	53,860	$3.31	114,337	$2.05
Vested	(132,847)	$2.27	(468,325)	$1.60
Forfeited	(6,666)	$1.49	(105,000)	$1.42
Shares of non vested restricted stock-end of period	338,334	$1.46	423,987	$1.48

Share-based compensation expense recognized during the three months ended March 31, 2011 and 2010 totaled approximately $103,000 and $187,000 respectively. Share-based compensation expense recognized during the nine months ended March 31, 2011 and 2010 totaled approximately $268,000 and $431,000, respectively. At March 31, 2011, there was $148,000 of unrecognized compensation cost related to non vested stock awards which SED expects to be recognized over the next nineteen months.

The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and amortized over a vesting period determined by the restricted stock agreement.

Stock Options — At March 31, 2011, 257,500 stock options were outstanding and were all exercisable with an aggregate intrinsic value of $388,000.  During the quarter ended March 31, 2011, 75,000 stock options were exercised with $169,000 in proceeds.

Stock Repurchase Plan — During the three and nine months ended March 31, 2011, SED repurchased 138,886 and 280,175 respectively, shares of its common stock under a stock repurchase plan for an aggregate amount of $589,000 and $1,000,000, respectively.

6.

Credit Facility and Bank Debt

SED currently maintains two credit facilities, Wells Fargo Bank (USA) and Helm Bank (Colombia).  SED amended its credit facility with Wells Fargo Bank on February 1, 2011.  This amendment increased the $50.0 million line of credit to $55.0 million and extended its term through January 1, 2015.  The Wells Fargo line of credit may be increased to $75.0 million in $5.0 million increments at SED’s discretion, if certain additional criteria are met. The Wells Fargo Agreement provides for borrowing based on SED’s eligible accounts receivable and inventories as defined in the Agreement.

The amount available for borrowings under these credit facilities at March 31, 2011 was $12.0 million under the Wells Fargo Agreement, after deducting $1.8 million in reserves for outstanding letters of credit, and $0.8 million under the Helm Bank line of credit after deducting $2.4 million in reserves for outstanding letters of credit.

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. Those options are (a) LIBOR, plus a margin ranging from 1.25% to 2.00%, or (b) the prime rate.  SED is required to pay a commitment fee of .25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5.0 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries.  SED’s advances to its Latin American subsidiaries are limited to $500,000 under the Agreement.  The Wells Fargo Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($5.5 million at March 31, 2011) at any time during the extension term of the Agreement, then SED must maintain a minimum fixed charge coverage ratio.  SED’s availability did not fall below this requirement during the three months and nine months ended March 31, 2011.  Dividend payments are restricted to $500,000 under the Agreement.  As of March 31, 2011, SED determined that it was in compliance with the Wells Fargo Agreement.

SED’s one year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum.  This line of credit was increased from $3.7 to $5.1 million in May 2011 and expires in May 2012.

The carrying value of all bank debt at March 31, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%.   The fixed rates cited do not include Wells Fargo's markup of 1.5% as of March 31, 2011.

SED utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the Financial Accounting Standards Board requirements for derivative instruments and hedging activities.  As required by this guidance, SED recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge.  Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  The fair value, not in SED’s favor, of the interest rate swap was $608,000 at March 31, 2011 and $745,000 at June 30, 2010 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

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

8.  Commitments

On March 14, 2011, SED entered into a Lease Agreement with Highwoods Realty for its new corporate headquarters.  The term of this lease is 11 years beginning September 2011.  Annual lease payments will range from approximately $248,000 to approximately $317,500 under the terms of the lease.

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

Overview

SED distributes microcomputer and consumer electronic products in the United States, Colombia, Argentina and selected other markets in Latin America.  It purchases more than 17,000 products from approximately 170 vendors, including such market leaders as Acer, Asus, Cisco, Epson, Hewlett-Packard, Lexmark, LG, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital.  Products offered include mass storage, desktop, laptop, imaging, display and wireless devices, televisions and cameras. SED sells its products through a dedicated sales force to an active base of approximately 10,000 reseller customers in retail, e-commerce and rent-to-own distribution channels.  SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States from its strategically located warehouses in Tucker, Georgia; Miami, Florida; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami, Florida.

Results of Operations

The following table sets forth for the periods indicated the percentage of net sales represented by certain line items from SED’s condensed consolidated statements of operations (dollars in thousands):

	Three Months Ended March 31,

	2011		2010		$	%
	$	%	$	%	Change	Change

Net sales	155,731	100.00	140,153	100.00	15,578	11.1
Cost of sales	147,624	94.79	132,746	94.72	14,878
Gross profit	8,107	5.21	7,407	5.28	700	9.4
Operating expenses:
Selling, general and administrative expense	6,521	4.19	6,473	4.62	48	0.7
Depreciation and amortization expense	116.07		87.06		29	33.3
Foreign currency transaction gain	(88)	(.05)	(254)	(.18)	166	(65.4)
Total operating expenses	6,549	4.21	6,306	4.50	243	3.9
Operating income	1,558	1.00	1,101.78		457	41.5
Interest (income) expense:
Interest income	(10)	(.01)	(26)	(.02)	16
Interest expense	232.15		324.23		(92)
Interest, net	222.14		298.21		(76)	(25.5)
Income before income taxes	1,336.86		803.57		533	66.4
Income tax expense	284.18		244.17		40
Net income	1,052.68		559.40		493	88.2

	Nine Months Ended March 31,

	2011		2010		$	%
	$	%	$	%	Change	Change

Net sales	454,360	100.00	408,515	100.00	45,845	11.2
Cost of sales	429,946	94.63	387,178	94.78	42,768
Gross profit	24,414	5.37	21,337	5.22	3,077	14.4
Operating expenses:
Selling, general and administrative expense	20,111	4.42	18,735	4.58	1,376	7.3
Employment contract settlement expense	—	—	1,600.39		(1,600)
Depreciation and amortization expense	329.07		291.07		38	13.1
Foreign currency transaction loss (gain)	33.01		(296)	(.07)	329	(111.2)
Total operating expenses	20,473	4.50	20,330	4.97	143	0.7
Operating income	3,941.87		1,007.25		2,934	291.4
Interest (income) expense:
Interest income	(37)	(.01)	(73)	(.01)	36
Interest expense	727.16		1,114.27		(387)
Interest, net	690.15		1,041.26		351	(33.7)
Income (loss) before income taxes	3,251.72		(34)	(.01)	3,285
Income tax expense	577.13		327.08		250
Net income (loss)	2,674.59		(361)	(.09)	3,035	840.7

Three Months Ended March 31, 2011 and 2010

Net sales.  Total net sales for the three months ended March 31, 2011 were $155.7 million, an increase of $15.5 million or 11.1% (10.7% currency adjusted) compared with $140.2 million for the three months ended March 31, 2010.  Microcomputer products sales including handling revenues were $139.7 million for the three months ended March 31, 2011, an increase of 14.2% over similar product sales of $122.3 million reported for same period ended March 31, 2010. The increase in microcomputer product sales was due primarily to volume increases across all regions of laptop computers, consumables, hard drives as well as other components and also reflected SED’s growth in e-commerce distribution. Consumer electronics sales, all in the U.S., were $16.1 million for the three months ended March 31, 2011, a decrease of 10.0% compared with $17.9 million reported for the same period in 2010.  The decrease in consumer electronics sales was due primarily to declines in market prices for televisions and other flat screen products as well as moderate declines in SED’s unit sales volumes in this product category.

Sales of microcomputer products, including handling revenue, represented approximately 89.7% of SED’s third quarter net sales compared to 87.3% for the same period last year. Sales of consumer electronics products accounted for approximately 10.3% of SED’s third quarter net sales compared to 12.7% for the same period last year.

Comparative revenues by SED geography are summarized below:

	Three Months Ended March 31,		Change

	2011	2010	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$95.3	$86.0	$9.3	10.8%
Export	24.3	22.7	1.6	7.0%
Elimination	(0.1)	—	(0.1)	—
Total U.S.	119.5	108.7	10.8	9.9%
Latin America	36.2	31.5	4.7	14.9%
Consolidated	$155.7	$140.2	$15.5	11.1%

U.S. domestic revenues were $95.3 million for the three months ended March 31, 2011 compared with $86.0 million for the same period in 2010. The increase in 2011 was due to volume increases in laptop computer, hard drive and other computer product sales. U.S. export revenues, net of eliminations, were $24.2 million and $22.7 million for the three months ended March 31, 2011 and 2010, respectively.  The increase was due to increases in sales of computer products, printers and consumable printer products. U.S. domestic and export sales growth reflected increases in sales of microcomputer products offset by declines in sales of consumer electronics.  Latin America sales were $36.2 million and $31.5 million for the three months ended March 31, 2011 and 2010, respectively, an increase of 14.9% (13.3% currency adjusted) due to increases in sales of computer products, printers and consumables.

Gross Profit Margins.  Gross profit for the three months ended March 31, 2011 was $8.1 million, an increase of $0.7 million or 9.4% compared with $7.4 million for the same period in 2010.  Gross margin declined, as a percentage of sales, to 5.2% for the quarter ended March 31, 2011 from 5.3% for the same period in 2010.  The margin decrease is due to product mix which included a higher percentage of lower margin hard drive sales and lower margin sales on US export business.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, excluding depreciation and amortization expense, and foreign currency transaction losses, for the three months ended March 31, 2011 were flat at $6.5 million compared to the same period in 2010. Changes in these expenses include several factors including: (i) an increase of approximately $500,000 in wages and commissions attributed mainly to the increase in sales; (ii) a decrease of approximately $250,000 in bad debt expense; (iii) a decrease of $160,000 in professional fees; and (iv) a decrease of approximately $95,000 in security expense compared with the same period ended March 31, 2010.

Depreciation and Amortization. Depreciation and amortization was $116,000 for the three months ended March 31, 2011 compared with $87,000 for the same period last year.  The increase was due primarily from current year investments in warehouse automation, equipment upgrades and leasehold improvements.

Foreign Currency Transaction.  SED has U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currency resulted in a foreign currency transaction gain totaling $88,000 for the three months ended March 31, 2011 as compared to a gain of $254,000 for the quarter ended March 31, 2010.

Interest Income.  Interest income was $10,000 and $26,000 for the three months ended March 31, 2011 and 2010, respectively.

Interest Expense. Interest expense was $232,000 and $324,000 for the three months ended March 31, 2011 and 2010, respectively.  This change resulted primarily from the interest expense amortization of a swap modification in the prior year quarter.

Provision for Income Taxes.   Income tax expense was $284,000 for the three months ended March 31, 2011 as compared to $244,000 for the quarter ended March 31, 2010.  The provision is primarily related to income or losses generated by SED’s Latin American subsidiaries.  The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Nine Months Ended March 31, 2011 and 2010

Net sales.  Total net sales for the nine months ended March 31, 2011 were $454.4 million, an increase of $45.8 million or 11.2% (10.2% currency adjusted) compared with $408.5 million for the nine months ended March 31, 2010.  Microcomputer product sales including handling revenues for the nine months ended March 31, 2011 were $401.3 million an increase of 15.5%  compared with $347.5 million for the same period ended 2010. The sales increase was due primarily to increased sales volumes of  laptop computers, consumables, hard drives and other computer product sales across all regions.  Consumer electronics sales, all in the U.S. were $53.1 million for the nine months ended March 31, 2011, a decrease of 13.0% compared with $61.0 million for the nine months ended March 31, 2010. The decrease was due primarily to declines in market pricing of televisions and electronics products as well as moderate declines in SED unit volume sales.

Sales of microcomputer products, including handling revenue, represented approximately 88.3% of net sales for the nine months ended March 31, 2011 compared to 85.1% for the same period last year. Sales of consumer electronics products accounted for approximately 11.7% of net sales compared for the nine months ended March 31, 2011 to 14.9% for the same period last year.

Comparative revenues by SED geography are summarized below:

	Nine Months Ended March 31,		Change

	2011	2010	Amount	Percent
	(Amounts in millions except percentage amounts)
United States
Domestic	$285.2	$260.2	$25.0	9.6%
Export	66.5	63.1	3.4	5.4%
Elimination	(1.9)	—	(1.9)	—
Total U.S.	349.8	323.3	26.5	8.2%
Latin America	104.6	85.2	19.4	22.8%
Consolidated	$454.4	$408.5	$45.9	11.2%

Domestic revenues were $285.2 million and $260.2 million for the nine months ended March 31, 2011 and 2010, respectively. The increase was due to an increase in laptop computer, hard drive and other computer product sales.  Export revenues, net of eliminations, were $64.6 million and $63.1 million for the nine months ended March 31, 2011 and 2010, respectively.  The increase was due to increases in sales of computer products, printers and consumable printer products.  Latin America sales were $104.6 million and $85.2 million for the nine months ended March 31, 2011 and 2010, respectively, an increase of 22.8% (18.5% currency adjusted) due to increases in sales of computer products, printers and consumable printer products.

Gross Profit Margins.  Gross profit increased $3.1 million to $24.4 million for the nine months ended March 31, 2011, compared to $21.3 million for the same period last year.  Gross profit, as a percentage of net sales, was 5.4% for the nine months ended March 31, 2011 compared with 5.2% for the same period in 2010. Approximately half of the gross margin improvement was attributed to currency translation with the balance due mainly to SED’s margin improvement initiatives including operating efficiencies.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses, excluding depreciation and amortization expense, foreign currency transaction losses and employment contract settlement expense, for the nine months ended March 31, 2011 increased 7.3% to $20.1 million, compared with $18.7 million for the same period last year.  The increase was due primarily to: (i) an increase of approximately $1.4 million in wages and commissions attributed mainly to the increase in sales in both the U.S. and Colombia; (ii) a decrease of approximately $400,000 in professional fees mostly due from a prior year consulting project that was discontinued in the current year; (iii) a decrease of approximately $120,000 in security expense, and (iii) an increase totaling approximately $500,000 in bank and processing fees, Latin American city taxes and supplies (all which fluctuate with sales volumes).

Employment Contract Settlement Expense.   Employment contract settlement expense was $0 and $1.6 million for the nine months ended March 31, 2011 and 2010, respectively.  In December 2009, Jean Diamond retired from her position as CEO.  Ms. Diamond had approximately 4.5 years remaining on her employment contract.  SED entered into a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount.  Payment of the contract settlement amount to Ms. Diamond was made in July 2010.

Depreciation and Amortization. Depreciation and amortization was $329,000 for the nine months ended March 31, 2011 compared with $291,000 for the same period last year.  The increase was due primarily from current year investments in warehouse automation, equipment upgrades and leasehold improvements.

Foreign Currency Transaction.  SED has U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currencies resulted in a foreign currency transaction loss totaling $33,000 for the nine months ended March 31, 2011 as compared to a gain of $296,000 for the same period last year.

Interest Income.  Interest income was $37,000 and $73,000 for the nine months ended March 31, 2011 and 2010, respectively.

Interest Expense. Interest expense was $0.7 and $1.1 million for the nine months ended March 31, 2011 and 2010, respectively.  This change resulted primarily from the interest expense amortization of a swap modification in the prior year period.

Provision for Income Taxes.  Income tax expense was $577,000 for the nine months ended March 31, 2011 as compared to $327,000 for the nine months ended March 31, 2010.  The provision is primarily related to income generated by SED’s Latin American subsidiaries.  The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized

Critical Accounting Policies and Estimates

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

Financial Instruments

SED’s principal financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities.  The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.

The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes.  SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk.  At March 31, 2011, SED held approximately $2.1 million of short-term forward exchange contracts, which matures in April 2011. The fair value of these contracts is recorded in accrued and other current liabilities.

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

Operating Tax Loss Carry Forwards

SED has accumulated net operating loss carry forwards for Federal income tax purposes of approximately $63.4 million, which expire in fiscal years 2019 through 2029.  These losses are available to offset taxable income generated through those dates. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carry forwards may be utilized.  The company has recorded a valuation allowance for principally all the deferred tax assets only to the extent not offset by deferred tax liabilities, expect for those relating to Intermaco and SED Colombia, as there is no assurance that these assets will be realized.

Liquidity and Capital Resources

Overview.  At March 31, 2011, SED had cash and cash equivalents totaling $9.4 million and working capital of approximately $20.4 million. At March 31, 2011, SED’s availability under its credit facilities was approximately $12.8 million, after deducting $4.2 million in reserves for outstanding letters of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facilities with Wells Fargo Bank (USA) and Helm Bank (Colombia).  SED’s accounts receivable and inventories collateralize SED’s borrowings.  SED amended its credit facility with Wells Fargo Bank on February 1, 2011.  This amendment increased the $50.0 million line of credit to $55.0 million and extended its term through January 1, 2015.  The Wells Fargo line of credit may be increased to $75.0 million in $5.0 million increments at SED’s discretion if certain additional criteria are met.  SED also maintains a $5.1 million ($3.2 million prior to April 2011) unsecured one-year credit line with Helm Bank in Colombia.  This line was renewed in April 2011 and expires in April 2012.  Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit.  As of March 31, 2011, SED was in compliance with the requirements of the Wells Fargo credit facility and Helm Bank credit facility agreements and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash used in operating activities was approximately $16.9  million for the nine months ended March 31, 2011, an increase of $11.9 million as compared to approximately $5.0 million used in operating activities for the nine months ended March 31, 2010.  The increase is primarily attributable to increases in trade accounts receivable, inventories, other assets and accrued and other current liabilities.  Changes in operating assets and liabilities during the nine months ended March 31, 2011 are as follows.

Net trade receivables were $66.5 million at March 31, 2011 and $53.9 million at June 30, 2010.  Trade receivables at March 31, 2011 largely result from the strong sales at quarter end 2011.  Quarterly calculated average days sales outstanding at March 31, 2011 and June 30, 2010 were approximately 37 and 38 days, respectively.

Inventories increased $9.0 million to $56.9 million at March 31, 2011 from $47.9 million at June 30, 2010.  Inventory levels at March 31, 2011 reflected a sales increase of 17.0% for the three months ended March 31, 2011 compared with the three months ended June 30, 2010.  SED continues to monitor and adjust inventory levels according to current and projected sales volumes and also to take advantage of vendor buy-in opportunities that are available to it from time to time.

Other current assets increased to $7.1 million at March 31, 2011 from $3.9 million at June 30, 2010.   This was primarily due to increases in prepaid withholding taxes required in Latin America.

Trade accounts payable increased by approximately $5.3 million to $67.3 million at March 31, 2011 compared to $62.0 million at June 30, 2010 due to a net increase in inventories.

Accrued and other current liabilities decreased to $9.5 million at March 31, 2011 from $10.1 million as of June 30, 2010. The decrease resulted partially from a $1.6 million payment in accordance with terms of a settlement agreement dated December 2009 with SED’s former CEO Jean Diamond.

SED’s cash flows are affected by the changes in exchange rates in the Latin American countries in which SED does business.  The exchange rate changes had the effect of providing approximately $37,000 in cash for the nine months ended March 31, 2011 as compared to providing $193,000 in the nine months ended March 31, 2010.

Financing Activities. Net borrowings under the credit facilities increased by approximately $20.8 million to $43.1 million at March 31, 2011 compared to $22.3 million at June 30, 2010.  The increase was partly due to buildups in SED’s inventory levels and increased receivables from the growth in sales.

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. Those options are (a) LIBOR, plus a margin of 1.25% to 2.00%, or (b) the prime rate.  SED is required to pay a commitment fee of .25% on the unused portion of the facility.  Interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries.   SED’s advances to its Latin American subsidiaries are limited to $500,000 under the Agreement.  The Wells Fargo Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($5.5 million at March 31, 2011) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required.  SED’s availability did not fall below this requirement during fiscal 2011. Dividends are limited to $500,000 under the Agreement.  As of March 31, 2011, SED determined that it was in compliance with the Wells Fargo Agreement.

SED’s one-year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum.  This line of credit was increased from $3.7 to $5.1 million in May, 2011 and expires in May, 2012.

Available borrowings under these credit facilities at March 31, 2011 were $12.0 million under the Wells Fargo Agreement, after deducting $1.8 million in reserves for its outstanding letters of credit, and $.8 million under the Helm Bank line of credit after deducting $2.4 million in reserves for its outstanding letters of credit.

The carrying value of all bank debt at March 31, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED holds an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013.   The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo’s markup of 1.5% as of March 31, 2011.

SED utilizes derivative financial instruments to reduce interest rate risk. The interest rate swap agreement is accounted for in accordance with the Financial Accounting Standards Board requirements for derivative instruments and hedging activities.  As required, SED recognizes all derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge.  Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged.  The fair value, not in SED’s favor, of the interest rate swap was $608,000 and $745,000 as of March 31, 2011 and June 30, 2010, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

SED’s purchase orders are based on its current estimated distribution needs and are fulfilled by its vendors within short time horizons.  As of March 31, 2011, SED did not have any significant agreements for the purchase of inventory or other goods specifying minimum quantities or set prices that exceeded its expected requirements.

On March 14, 2011, SED entered into a Lease Agreement with Highwoods Realty for its new corporate headquarters.  The term of this lease is 11 years beginning September 2011.  Annual lease payments will range from approximately $248,000 to approximately $317,500 under the terms of the lease.

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

(b)

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.  Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On April 1, 2011 we issued an aggregate of 8,770 shares of restricted common stock, with a market value of approximately $44,000 to the five non-management members of our Board of Directors under our director compensation plan for 2011 calendar year services.  Shares are issued quarterly under the director compensation plan.    The aforementioned shares of restricted common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Section 4(2) of the Act.

Since the adoption of our share repurchase plan in August 2009 continuing through March 31, 2011, we repurchased an aggregate of 331,784 shares of our common stock at an average cost of approximately $3.38 per share or $1,121,864 in the aggregate.  During the quarter ended March 31, 2011, the Board reserved an additional $250,000 for repurchases under the plan. Proceeds of $168,850 from the exercise of stock options during the quarter ended March 31, 2011 were made available by approval of the Board for stock repurchases under the plan.  As set forth in the table below, during the quarter ended March 31, 2011, we repurchased 138,886 of shares of our common stock under our plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2011	4,200	$3.59	4,200	$202,595
February 2011	67,150	$4.08	67,150	$178,595
March 2011	67,536	$4.45	67,536	$46,986
Total	138,886	$4.24	138,886

ITEM 3.

Defaults Upon Senior Securities

None.

ITEM 4.

[REMOVED AND RESERVED]

ITEM 5.

Other Information

None.

ITEM 6.  Exhibits

Exhibits

Description

10.1	Lease agreement between SED International Holdings, Inc. and Highwoods Realty Partnership (1)
10.2	Seventh Amendment to the Loan and Security Agreement, dated February 1, 2011, with Wells Fargo Bank (USA) (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*
________________

   *Filed Herewith

(1)

Filed as an exhibit to the Company’s Current Report on form 8-K filed with the SEC on March 18, 2011 and incorporated herein by reference

(2)

Filed as an exhibit to the Company’s Current Report on form 8-K filed with the SEC on February 3, 2011 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.

(Registrant)

Date:  May 11, 2011

/s/ Jonathan Elster

Jonathan Elster

Chief Executive Officer

(Principal Executive Officer)

Date May 11, 2011

/s/ J. Stanley Baumgartner, Jr.

J. Stanley Baumgartner, Jr.

Chief Financial Officer

(Principal Financial and Accounting Officer)