Form 10-K
period 2011-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2011-09-14
CIK 800286

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-16345

SED International Holdings, Inc.
(Exact name of Company as specified in its charter)

GEORGIA	22-2715444
(State of incorporation)	(I.R.S. Employer Identification No.)

3505 Newpoint Place, Suite 450, Lawrenceville, Georgia 30043
(Address, including zip code, of Principal Executive Office)

(770) 491-8962
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NYSE Amex
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2010 was (based upon the closing price of $3.42 per share on December 31, 2010) approximately $12.0 million.

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 1, 2011 was 4,856,267 shares.

DOCUMENTS INCORPORATED BY REFERENCE
None

FORWARD LOOKING STATEMENT INFORMATION

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements regarding the plans and objectives of management for future operations”. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.     Business

General

SED International Holdings, Inc. (“SED”) distributes microcomputer and consumer electronic products in the United States, Latin America and the Caribbean. SED purchases more than 17,000 products from approximately 170 vendors, including such market leaders as Acer, Asus, Canon, Cuisinart, Epson, Hewlett-Packard, Hitachi, Lenovo, Lexmark, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital. Product categories offered include mass storage, desktop, tablet, laptop, imaging, televisions, audio video equipment, cameras, and small appliances. SED sells its products through a dedicated sales force to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami. SED International Holdings, Inc. and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED International Holdings, Inc. and its wholly-owned subsidiaries.

Growth Strategy

SED’s strategy for growth and greater market position as a leading distributor of microcomputer and consumer electronic products is to execute strategic initiatives which build SED’s presence in targeted market sectors offering a broad product line and expertise which best meet customer needs. In the United States (“U.S.”), SED operates from four locations and expects to expand to new product lines and to add a facility in the northeast of the U.S. in order to provide overnight or second day delivery of products in the northeast of the U.S. This goal has been accomplished in part through the purchase of certain assets of Lehrhoff & Co., Inc. (“Lehrhoff”), a division of ArchBrook Laguna, LLC. See “Note 15 to the Financial Statements, Subsequent Events.” We also plan to increase sales in existing domestic markets through the addition of complimentary vendor lines and new initiatives including sales of consumer products from the Lehrhoff division and focus on recruitment, training and retention of sales personnel.

Expanded distribution of products in new markets in Latin America is also being evaluated. Funds required for these expansion steps will be provided by cash generated from operations, existing capital resources or, when market conditions are suitable and it is in the best interest of stockholders, through public or private offerings of debt or equity securities. Funds may also be provided by strategic divestitures or terminations of operations in markets where management determines that capital can be generated that can be better deployed in new markets.

Products and Vendors

SED offers its customers a broad inventory of approximately 17,000 products purchased from approximately 170 vendors (directly and indirectly), including such Information Technology market leaders as Acer, Asus, Epson, Hewlett-Packard, Hitachi, Lenovo, Lexmark, Microsoft, Seagate and Western Digital. SED is a distributor for leading consumer electronics product vendors such as Canon, Cuisinart, Panasonic, Polaroid, Samsung, and Sansui. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products.

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

There can be no assurance that SED will be able to maintain its current vendor relationships or secure additional vendors targeted. SED’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain restrictions that limit the areas in which SED is permitted to distribute the products. The loss of one or more major vendors or the deterioration of SED’s relationship with major vendors, the loss or deterioration of vendor support for certain Company-provided product or services, the decline in demand for a particular vendor’s product, or the failure of SED to establish good relationships with major new vendors could have a material adverse effect on SED’s business, financial condition and results of operations.

Product orders typically are processed and shipped or picked up from SED’s distribution facilities on the same day an order is received or, in the case of orders received after customary cutoff time, on the next business day. SED relies almost entirely on arrangements with independent shipping companies for the delivery of its products to customers in the United States. Products sold into the Latin American and Caribbean markets are either picked up by the customer, delivered by the Company or delivered by independent shipping companies to the customers or their agents from SED’s Miami, Florida, Bogota Colombia or Buenos Aires, Argentina facilities. Generally, SED’s inventory level of products has been adequate to permit SED to be responsive to its customers’ purchase requirements. From time to time, however, SED experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to SED.

Sales and Marketing

SED’s sales are generated by a sales force, which, as of June 30, 2011 consisted of 156 people in sales offices located in Lawrenceville, Georgia; Miami, Florida; City of Industry, California; Plano, Texas; Bogotá, Colombia and Buenos Aires, Argentina, in addition to several remote home offices; of which 97 SED representatives are focused on sales to customers for export to Latin America and the Caribbean region and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based sales force are fluent in Spanish.

Members of the sales staff are trained through intensive in-house programs, along with vendor-sponsored product seminars. This training combined with marketing expertise and experience enables our sales personnel to provide customers with product information, address customers’ questions about key product features, including compatibility and capability, while offering advice on which products meet specific performance and price criteria. SED’s highly trained sales force using our sophisticated management information system, is able to quickly recommend the most appropriate solution for each customer, be it a full-line retailer or an industry-specific reseller.

SED prides itself on being service oriented, with a key differentiator against many of its competitors being an assigned salesperson (one primary contact within each sales team) for every customer, regardless of size. SED salespeople are technically knowledgeable about the products they sell and this core competency supplements the sophisticated technical support and configuration services that we provide. SED believes that its salesperson’s ability to listen to a reseller’s needs and recommend a cost-efficient solution strengthens the relationship between the salesperson and the reseller and also promotes customer loyalty. SED believes that its sales team concept (where a primary assigned salesperson is part of a larger team) provides superior customer service because customers can contact one of several people who are familiar with and responsible for providing support to the customer.

As a result of achieving success in growing and penetrating certain customer segments (such as e-commerce) that have focused on during the past two years by our dedicated sales teams in specific customer segments, SED’s domestic sales force is in the process of transforming its structure to be organized based upon select market segments (e.g. original equipment manufacturers and retail) and with market teams specializing in such customer segments. The process to transform to the new structure will be implemented in several stages through the first three quarters of our fiscal year 2012, and is being undertaken to further increase the Company’s effectiveness in meeting customer needs and therefore increasing sales. Marketing efforts will align with the sales teams and market segments to deliver more finely tuned communication vehicles

Telemarketing salespersons are supported by a variety of marketing programs. For example, SED regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, SED’s in-house marketing staff prepares catalogs and flyers that list available microcomputer and consumer electronics products and routinely produces marketing materials and advertisements, including email alerts to current and prospective customers. In addition, the in-house marketing staff promotes products and services through SED’s Internet web page (www.sedonline.com) providing 24-hour access to on-line order entry. SED’s web page provides secured access for customers to place orders and review product specifications at times that are convenient to them. Customers also can determine on real-time basis inventory availability, pricing, and verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

Customers

SED serves an active, nonexclusive customer base of approximately 10,000 customers of microcomputer and consumer electronics. Customers include value-added resellers, corporate resellers, and brick & mortar and e-commerce retailers, SED believes the multi-billion dollar microcomputer and consumer electronics market provides significant growth opportunities. During fiscal 2011, no single customer accounted for more than 10% of total net sales and SED believes that most of our customers rely on distributors as their principal source of microcomputer and consumer electronics products.

Competition

Microcomputer and consumer electronics distribution is highly competitive, in the United States, Latin America and the Caribbean region. Competition in these industries is typically based on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, SED’s ability to compete favorably is principally dependent upon its ability to manage inventory and accounts receivable and to control other operating costs. Successful management of SED also requires that we react quickly and appropriately to short and long-term trends, price our products competitively, increase our net sales and profit margins and maintain economies of scale.

SED’s competitors include regional, national and international microcomputer and consumer electronics distributors, and vendors that sell directly to resellers and large resellers that sell to other resellers. Competitors include Ingram Micro, Inc., Tech Data Corporation, D&H Distributing Co., ASI, Corp., and Synnex Corporation in the United States; MPS Mayorista de Columbia S.A., Impresistem S.A. and Makro Computo S.A. in Colombia and Util-Of S.A.C.I., Stenfor S.A., Microglobal S.A. and Air-Computers S.R.L. in Argentina.

Seasonality

SED’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States and Latin America.

Employees

As of June 30, 2011, SED had 402 full-time employees, 156 of whom were engaged in telemarketing and sales, 132 in administration, and 114 in warehouse management and shipping. Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.

Financial Information about Foreign and Domestic Operations and Export Sales

SED sells directly to customers in Colombia and Argentina through SED’s facilities in Bogotá, Colombia and Buenos Aires, Argentina. Sales are denominated in the respective local currencies of these countries. For fiscal years 2011 and 2010, approximately 37.7% and 37.2%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 7 and Note 9 to SED’s Consolidated Financial Statements for additional information concerning SED’s domestic and foreign operations.

Available Information

SED’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these forms (if any) are available on the U.S. Securities and Exchange Commission’s internet website at www.sec.gov. A link to that website can be found on our website at www.sedonline.com.

A copy of this annual report on Form 10-K will be provided upon written request and without charge. Please send your requests to the attention of Investor Relations, SED International Holdings, Inc., 3505 Newpoint Place, Suite 450, Lawrenceville, Georgia 30043.

The public may read and copy any materials we file with the U.S. Securities and Exchange Commission (“SEC”) at the SEC's Public Reference Room at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. As noted above, the SEC also maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

Item 1A.  Risk Factors

The following are certain risk factors that could affect our business, financial position and results of operations. These risk factors should be considered in connection with evaluating the forward-looking statements contained in this Annual Report on Form 10-K because these factors could cause the actual results and conditions to differ materially from those projected in the forward-looking statements. Before you trade our common stock or other securities, you should know that making such an investment involves risks, including the risks described below. The risks that have been highlighted below are not the only risks of our business. If any of the risks actually materialize, our business, financial condition or results of operations could be negatively affected. In that case, the trading price of our common stock or other securities could decline, and you may lose all or part of your investment. Certain risk factors that could cause actual results to differ materially from our forward-looking statements include the following:

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

Numerous factors and conditions impact SED’s ability to achieve its profit goals, including, but not limited to, the following:

▪
Global Economic Downturn— A global or U.S. economic downturn would create several risks relating to our financial results, operations and prospects. We might experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. A global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Latin America may result in reduced availability of credit insurance to cover customer accounts. This may result in a reduction of the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in this environment, there is a greater possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on our financial results.

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

▪	Availability of Certain Products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited quantity of popular products from its suppliers.

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

▪	Vendor Credit — SED relies on its suppliers for significant trade credit. Changes by our suppliers in their credit terms could force us to obtain less favorable financing for our purchases.

▪
Vendor Terms and Conditions — SED relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to cover in whole or in part certain expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to change. Additionally, certain of SED’s vendors subsidize floor plan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

SED receives a significant percentage of revenues from products it purchases from relatively few manufacturers. A manufacturer may make rapid, significant and adverse changes in its sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, or may merge with or acquire other significant manufacturers. SED’s gross margins could be negatively impacted if we are unable to pass through the impact of these changes to our customers or cannot develop systems to manage ongoing vendor programs. In addition, SED’s standard vendor distribution agreement permits termination without cause by either party upon 30 days’ notice. The loss of a relationship with any of our key vendors, a change in their strategy (such as increasing direct sales), the merging of significant manufacturers, or significant changes in terms on their products may adversely affect our business.

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

▪
Uncertain and Possibly Volatile Economic and Political Environment in Latin America — The general economic and political environment in Colombia and Argentina, the countries in which SED operates in Latin America, is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected adverse conditions in its operations in these countries.

▪
Need for Liquidity and Capital Resources; Fluctuations in Interest Rates— The Company’s business requires substantial capital to operate and to finance accounts receivable and  inventories that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines and trade credit from its vendors to satisfy its capital needs and finance growth. The Company utilizes a U.S. revolving credit facility and line of credit from a bank in Colombia to finance its business operations. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such capital could have a material adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on the Company’s business. However, the Company attempts to limit its exposure to fluctuations in interest rates through an interest rate swap agreement.

▪
Availability of Credit Facilities — SED has historically and continues to operate under a revolving credit facility with a U.S. bank that is subject to certain collateral requirements and contains certain restrictive covenants. No assurance can be given that SED will be able to maintain compliance with these covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with these covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations.

▪
Cash Flows — While not presently expected, SED’s continued operations in Latin America may require additional capital infusion (in the form of advance notes from SED or other borrowings by our subsidiaries). Our U.S. bank credit facility restricts the future funding by us of our Latin American subsidiaries. Operating needs and regulatory matters may restrict our ability to repatriate cash flows from these subsidiaries to the United States.

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

▪
Loss of Significant Customers — Customers do not have an obligation to make purchases from SED. In some cases, SED has made adjustments to its systems, vendor offerings, and processes, and made staffing decisions, in order to accommodate the needs certain significant customers. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, SED's receipt of revenues may be significantly reduced, resulting in an adverse effect on SED's business.

▪
Dependence on Information Systems — SED is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that SED’s information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve its information systems, that SED will be able to convert to new systems efficiently, or that we will be able to integrate new updates or programs effectively with its existing programs. A failure to overcome any of these problems could have an adverse effect on SED's business.

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

▪
Changes in Accounting Rules — SED prepares its consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), and the Securities and Exchange Commission (“SEC”). A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is announced. In addition, FASB has stated that it is trying to harmonize GAAP with International Financial Reporting Standards (“IFRS”) existing in Europe and elsewhere and as this effort moves forward further changes in applicable accounting principles can be expected and no assurances can be given as to their possible impact on our consolidated financial statements.

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

▪
Volatility of Common Stock Price — Because of the foregoing factors, as well as other variables affecting SED's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, SED's participation in a highly dynamic industry often results in significant volatility in our common stock price. Some of the factors that may affect the market price of our common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, changes in our industry, competitive pricing pressures, our ability to obtain working capital or project financing, additions or departures of key personnel, our limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock, possible sales or purchases of our common stock, our ability to execute our business plan, operating results that fall below expectations, loss of any strategic relationship, economic, political and other external factors, period-to-period fluctuations in our financial results and fluctuations in the overall stock market, but particularly in the technology sector. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

▪
Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — Our common stock is traded on the NYSE Amex (“AMEX”). Often there is a limited volume of trading in our common stock, and on some days there has been no trading activity at all. Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. If we are not able to continue to meet the continued listing requirements for the AMEX, our stock could be delisted from the AMEX and that might have an adverse impact on the liquidity and market price of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.     Properties

As of September 1, 2011 SED moved into and now maintains its executive offices and Atlanta sales and warehouse facility in an Atlanta suburb at 3505 Newpoint Place, Suite 450, Lawrenceville, Georgia, 30043. This facility consists in total of approximately 72,000 square feet. The lease expires in June 2022. From 1999 to September 2011, SED leased space for its executive offices and Atlanta sales and warehouse facility at 4916 North Royal Atlanta Drive, Tucker, Georgia, 30084, from Diamond Chip Group, LLC, a Georgia limited liability company, which is a related party (see Item 13). That lease expires on September 30, 2011.

SED’s sales and distribution facility in Miami, Florida operates under a lease agreement expiring in July 2014. This facility consists of approximately 31,300 square feet.

SED also leases an approximately 23,100 square foot facility in the City of Industry, California, which serves as a distribution and sales center for SED. The lease expires in June 2012.

In October 2010 Intermaco S.R.L., a wholly owned subsidiary of SED, relocated its warehouse facility previously located in Chacarita, a township within Buenos Aires, and its sales and administration offices previously located in the Galleria complex in municipal Buenos Aires, to one combined facility located in the  Entrerios section of that city. Total size of the new facility is approximately 22,000 square feet. The lease expires in October 2013 and includes an option to renew for two additional years.

SED International de Colombia S.A.S., a wholly-owned subsidiary of SED leases a 20,000 square foot facility in Bogotá (Chia), Colombia. The Bogotá center serves as a sales and administrative office and distribution facility for this company. The lease will expire in October 2011. SED believes that suitable facilities will be available at market rates at the expiration of this lease.

SED leases an approximately 25,500 square foot facility in Plano, Texas. The facility serves as a sales office and distribution center to service SED’s customers in the midwest. The lease expires in October 2014.

Item 3.     Legal Proceedings

None.

Item 4.     [Removed and Reserved.]

PART II

Item 5.	Market for the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Through February 2011, SED’s common stock was quoted on the OTC Bulletin Board under the symbol “SECX.”  In February 2011, SED’s common stock was approved for listing on the AMEX and began trading under the symbol “SED” in March 2011. The following table sets forth the high and low sales prices per share for SED’s common stock, as reported on the AMEX for the third and fourth quarters of fiscal 2011 and the high and low bid prices per share for SED’s common stock for the four fiscal quarters in 2010 and the first two fiscal quarters in 2011 immediately prior to the commencement of trading on the AMEX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2011
First	$2.84	$2.30
Second	3.48	2.70
Third	5.25	3.05
Fourth	5.43	4.84

Fiscal Year 2010
First	$1.45	$0.77
Second	2.49	1.20
Third	2.75	2.03
Fourth	2.90	2.25

As of September 1, 2011, the closing bid price per share for SED common stock, as reported on the AMEX was $4.65 and SED had approximately 500 shareholders of record.

SED has never declared or paid cash dividends on its common stock. SED currently intends to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including SED’s earnings and financial condition, capital requirements and other relevant factors. SED’s revolving credit agreement contains certain financial covenants which may limit SED’s ability to pay dividends in the event SED should change its policy and choose to issue dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

Company Purchases of its Equity Securities

In May and June 2011, the Board reserved an aggregate of $500,000 for repurchases under our stock repurchase program. Since its adoption in August 2009 through June 30, 2011, we repurchased for $1,729,703 an aggregate of 461,915 shares of our common stock in accordance with Rule 10b-18 of the Exchange Act. As set forth in the table below, during the quarter ended June 30, 2011, SED repurchased 130,131 shares of our common stock under our repurchase program for $607,839.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2011	4,200	$4.70	4,200	$27,262
May 2011	78,105	$4.68	78,105	$69,203
June 2011	47,826	$4.65	47,826	$96,647
Total	130,131	$4.67	130,131	$96,647

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

Overview

During fiscal 2011, SED’s consolidated net sales increased to $607.0 million or 12.1% (11.1% adjusted for foreign currency) compared with $541.7 million in fiscal 2010. This increase was attributed to an 11.1% increase in domestic sales and a 13.7% increase in Latin American and export sales from the United States after inter-company eliminations. Sales in Latin America and export sales from the United States represented 37.7% of sales in fiscal 2011 compared to 37.2% in fiscal 2010.

Gross profit was $31.7 million for fiscal 2011, an increase of $3.2 million or 11.2% compared with $28.5 million for fiscal 2010. Gross margin as a percentage of net sales was 5.2% for fiscal 2011 compared with 5.3% for fiscal 2010. Gross margin as a percentage of net sales and net of foreign exchange was 5.2% in both fiscal 2011 and 2010, respectively. The decrease in gross margin was due primarily to (a) product mix in the U.S. including increased sales of lower margin hard drives and software as well as (b) lower gross margins on export sales from the United States. Gross margins in Latin America net of foreign currency exchange gains increased by approximately 50 basis points in fiscal 2011 compared with 2010.

Selling, general and administrative expenses, excluding employment contract settlement expense and excluding depreciation and amortization expense and foreign currency transaction gains were $26.6 million, a 7.7% increase compared with $24.7 million in fiscal 2010. SG&A expenses were 4.4% of net sales in 2011 compared with 4.6% in fiscal 2010.

Operating income increased to $4.9 million in fiscal 2011 compared with $2.0 million in fiscal 2010 which included a $1.6 million charge related to settlement of an employment contract of Jean Diamond, SED’s former CEO. Excluding the contract settlement, operating income increased 35.4% in fiscal 2011 compared with 2010.

Net income in fiscal 2011 increased to $3.1 million compared with $0.3 million in fiscal 2010. Excluding the fiscal 2010 $1.6 million contract settlement, net income increased by 63.2% in fiscal 2011 compared with 2010.

While SED net sales increased in fiscal 2011 compared with 2010, SED management continues to focus on profit margins and reducing administrative and overhead costs. Numerous factors and conditions affect SED’s ability to adequately achieve its profit goals, including, but not limited to, the risk factors set forth in Item 1A of this report, above.

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

Results of Operations

The following table sets forth for the years presented the percentage of net sales represented by certain line items from SED’s consolidated statements of income:

	Year Ended June 30 ($000’s)
	2011		2010
		%		%	$ Change	% Change

Net sales	$606,983	100%	$541,663	100%	$65,320	12.1%
Cost of sales, including buying and occupancy expense	575,330	94.8%	513,210	94.7%	62,120	12.1%
Gross profit	31,653	5.2%	28,453	5.3%	3,200	11.2%
Operating expenses:
Selling, general and administrative expense	26,624	4.4%	24,674	4.6%	1,950	7.9%
Employment contract settlement expense	-	0.0%	1,600	0.3%	(1,600)	100.0%
Depreciation and amortization expense	440	0.1%	380	0.1%	60	15.8%
Foreign currency transaction gain	(285)	(0.1)%	(201)	0.0%	(84)	41.8%
Total operating expenses	26,779	4.4%	26,453	5.0%	326	1.2%
Operating income	4,874	0.8%	2,000	0.3%	2,874	143.7%
Interest (income) expense:
Interest income	(53)	0.0%	(93)	0.0%	40	(43.0)%
Interest expense	979	0.2%	1,341	0.2%	(362)	(27.0)%
Interest, net	926	0.2%	1,248	0.2%	(322)	(25.8)%
Income before income taxes	3,948	0.6%	752	0.1%	3,196	425.0%
Income tax expense	831	0.1%	450	0.1%	381
Net income	$3,117	0.5%	$302	0.0%	$2,815	932.1%

Fiscal 2011 Compared To Fiscal 2010

Revenues. Net sales increased 12.1% (11.1% currency adjusted), or $65.3 million, to $607.0 million in fiscal 2011 as compared to $541.7 million in fiscal 2010. Microcomputer product sales increased 16.1% to $537.7 million in fiscal 2011 compared to $463.1 million in fiscal 2010. The increase was due primarily to increased sales of laptop computers, consumables, hard drives and related computer product sales. Consumer electronics sales decreased 11.7% in fiscal 2011 to $69.3 million compared to $78.5 million in fiscal 2010. This was primarily due to a decrease in television unit sales as well as a decrease in average selling price year over year.

Information concerning SED’s domestic and international sales is summarized below:

	Year Ended June 30 ($000’s)
	2011		2010
	$	%	$	%	$ Change	% Change

United States
Domestic	$378,100	62.3%	$340,400	62.8%	$37,700	11.1%
Export (net of elimination)	89,800	14.8%	85,100	15.7%	4,700	5.5%
Latin America	139,100	22.9%	116,200	21.5%	22,900	19.7%
Consolidated	$607,000	100.0%	$541,700	100.0%	$65,300	12.1%

Domestic revenues were $378.1 million in fiscal 2011, an increase of 11.1%, compared with $340.4 million in fiscal 2010. The increase was due to an increase in sales of computer related products including branded personal computers, hard drives, peripherals and components offsetting a decline in consumer electronics products. Export revenues were $89.8 million in fiscal 2011, an increase of 5.5%, compared to $85.1 million in fiscal 2010. The increase was due to an increase in sales of computer products, printers and consumable printer products. Sales in Latin America were $139.1 million in fiscal 2011 an increase of 19.7% (15.4% currency adjusted) compared with $116.2 million sales in 2010. The growth was attributed mainly to increased sales of computer products, printers and consumable printer products.

Sales of microcomputer products represented approximately 88.6% of net sales for fiscal 2011 compared to 85.5% for fiscal 2010. Sales of consumer electronics products accounted for approximately 11.4% of net sales for fiscal 2011 compared to 14.5% for fiscal 2010.

Gross Profit Margins. Gross profit margin increased $3.2 million or 11.2% to $31.7 million for fiscal 2011, compared to $28.5 million for fiscal 2010. Gross margin as a percentage of net sales was 5.2% for fiscal 2011 compared to 5.3% for fiscal 2010. Gross margin in the U.S. in fiscal 2011 was slightly below 2010 due primarily to product mix, as increased sales of lower margin products including hard drives and software led to higher 2011 sales, but slightly reduced margins in 2011 compared to 2010. Gross margin earned on export sales from the U.S. declined during fiscal 2011 due to product mix as well as pricing declines in printer and related products. Gross margins earned in Latin America in fiscal 2011increased by approximately 50 basis points due primarily to product mix as well as increased sales from continued penetration in new markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding depreciation and amortization expense, a onetime contract settlement expense and foreign currency transaction gains, for the twelve months ended June 30, 2011 increased 7.7% to $26.6 million, compared to $24.7 million for fiscal 2010, representing 4.4% and 4.6% of revenues, respectively. The $1.9 million net increase in spending was primarily attributed to (a) an increase of approximately $2.1 million in (i) domestic headcount as well as commissions associated with the 12.1% increase in fiscal 2011 sales, and (ii) in Latin America, an increase in government mandated wage increases as well as headcount additions; (b) a decrease of $175,000 in bad debt expense; (c) a decrease of approximately $350,000 in professional fees; (d) an increase of approximately $150,000 in municipal taxes in Colombia; and (e) an increase of approximately $100,000 in other miscellaneous expenses.

Employment Contract Settlement Expense. In fiscal 2010, Jean Diamond retired from her position as CEO. Ms. Diamond had approximately 4.5 years remaining on her employment contract. SED entered into a contract settlement agreement with Ms. Diamond and recorded a one-time charge of $1.6 million for the settlement amount. Payment of the contract settlement amount to Ms. Diamond was made in July 2010.

Depreciation and Amortization. Depreciation and amortization was $440,000 and $380,000 for fiscal 2011 and 2010, respectively.

Foreign Currency Transaction Gain. SED has significant U.S. dollar denominated liabilities recorded in its Latin American subsidiaries. The revaluation of the Colombian and Argentine currencies vs. the U.S. dollar resulted in a foreign currency transaction gain totaling $0.3 million in fiscal 2011 as compared to a gain of $0.2 million for fiscal 2010.

Interest Income. Interest income was $53,000 for fiscal year 2011 and $93,000 for fiscal 2010. This income is related to bank interest and customer past due interest earned by the Company’s Latin American subsidiaries.

Interest Expense. Interest expense was $1.0 million for fiscal 2011 and $1.3 million in fiscal 2010.

Provision for Income Taxes. Income tax expense was $831,000 for fiscal 2011 as compared to $450,000 for fiscal 2010. The provision is attributed to income generated by SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carry forward. The increase in income taxes in fiscal 2011 was attributed to the increase in taxable income experienced in Latin America.

The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to:  (a) taxes imposed on the foreign subsidiaries and, (b) the fact that SED is not fully valuing a tax asset and the benefit of its net operating loss carry forward. At June 30, 2011, SED has a total net operating loss carry forward for U.S. Federal tax purposes of approximately $61.9 million and for state tax purposes of approximately $52 million, expiring at various dates through 2029. At June 30, 2011 and 2010, SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia S.A.S. (SED Colombia), as at this time it is not considered more likely than not that these assets will be realized.

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

Liquidity and Capital Resources

Overview. At June 30, 2011, SED had cash and cash equivalents totaling $4.8 million and working capital of approximately $20.8 million. At June 30, 2011, SED’s availability under its credit facilities was approximately $18.2 million, after deducting $5.7 million in reserves for outstanding letters of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available for use under its revolving credit facilities with Wells Fargo Bank (USA) and Helm Bank (Colombia). SED’s accounts receivable and inventories collateralize SED’s borrowings from Wells Fargo. SED amended its credit facility with Wells Fargo on February 1, 2011, to increase the $50.0 million line of credit to $55.0 million and extended its term through January 1, 2015. The Wells Fargo line of credit may be increased to $75.0 million in $5.0 million increments at SED’s discretion if certain criteria are met. SED signed an amendment with Wells Fargo in August 2011 which increased borrowing availability from $55.0 million to $60.0 million as permitted in the February 2011 extension. This was executed in connection with the transaction described in Note 15 to the consolidated financial statements (“Subsequent Event”).

SED also maintains a $5.1 million unsecured one-year credit line with Helm Bank in Colombia. This line was renewed in April 2011 and expires in April 2012.

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of June 30, 2011, SED was in compliance with the requirements of the Wells Fargo credit facility and Helm Bank credit facility agreements and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash used in operating activities was approximately $16.3  million for the fiscal year ended June 30, 2011, an increase of $23.4 million as compared to approximately $7.1 million provided by operating activities for the fiscal year ended June 30, 2010. The increase is primarily attributable to increases in trade accounts receivable, inventories, other assets and accrued and other current liabilities. Changes in operating assets and liabilities during the twelve months ended June 30, 2011 are as follows.

Net trade receivables were $64.3 million at June 30, 2011 and $53.9 million at June 30, 2010. The increase in trade receivables at June 30, 2011 largely reflects the strong sales in the fourth quarter of fiscal 2011. Average day’s sales outstanding at fiscal 2011 and fiscal 2010 were approximately 39 and 38 days, respectively, primarily attributable to higher sales in the last month of the fourth quarter in 2011 versus the prior year.

Inventories increased $15.5 million to $63.4 million at June 30, 2011 from $47.9 million at June 30, 2010. The increase in inventory levels at June 30, 2011 were reflective of the need to have sufficient products and quantities on hand to meet the demand of our customers which was reflected in the 14.6% increase in sales for the fourth quarter of fiscal 2011 compared with the fourth quarter of fiscal 2010 as well as preparation for sales opportunities commencing in fiscal 2012. SED continues to monitor and adjust inventory levels according to current and projected sales volumes and also to take advantage of vendor buy-in opportunities that are available to it from time to time.

Other current assets increased to $6.6 million at June 30, 2011 from $3.9 million at June 30, 2010. This was primarily due to increases in prepaid withholding taxes required in Latin America.

Trade accounts payable increased by approximately $8.7 million to $70.7 million at June 30, 2011  compared to $62.0 million at June 30, 2010 due to a net increase in inventory purchases.

Accrued and other current liabilities decreased to $9.6 million at June 30, 2011 from $10.1 million as of June 30, 2010.

SED’s cash flows are affected by the changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of providing approximately $250,000 in cash for the twelve months ended June 30, 2011 as compared to providing $231,000 in the twelve months ended June 30, 2010.

Financing Activities. Net borrowings under the credit facilities increased by approximately $16.1 million to $38.4 million at June 30, 2011 compared to $22.3 million at June 30, 2010. The increase was partly due to increases in SED’s inventory levels and increased receivables from the growth in sales.

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. Those options are (a) LIBOR plus a margin of 1.50% to 2.25%, or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility. Interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $500,000 under the Agreement. The Wells Fargo Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($5.5 million at June 30, 2011) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required. SED’s availability did not fall below this requirement during fiscal 2011. Dividends are limited to $500,000 under the Agreement. As of June 30, 2011, SED determined that it was in compliance with the Wells Fargo Agreement. There is an SED stock buy-back limit included in the Wells Fargo Agreement. SED was in compliance with that limit.

SED’s one-year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum. This line of credit was increased from $3.7 to $5.1 million in May 2011 and expires in May 2012.

Available borrowings under these credit facilities at June 30, 2011 were $15.3 million under the Wells Fargo Agreement, after deducting $3.8 million in reserves for its outstanding letters of credit, and $2.9 million under the Helm Bank line of credit after deducting $1.9 million in reserves for its outstanding letters of credit.

The carrying value of all bank debt at June 30, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15.0 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited does not include Wells Fargo’s markup of 1.5% as of June 30, 2011. SED recognizes the interest rate swap contract derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $598,000 and $745,000 as of June 30, 2011 and 2010, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

The recent global economic downturn created several risks relating to SED’s financial results, operations and prospects. SED may experience a rapid decline in demand for the products it sells resulting in a more competitive environment and increased pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The recent global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on SED’s gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Latin America and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This may result in a reduction of the credit lines SED provides to its customers, thereby having a negative impact on its sales. Also, volatile foreign currency exchange rates increase SED’s risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on SED’s future financial results.

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

The functional currency for SED’s international subsidiaries is the local currency for the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At June 30, 2011, SED did not hold any short-term forward exchange contracts.

SED’s revolving credit facility is currently a variable rate facility. SED has entered into an interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $15 million notional amount of the obligation under its revolving credit facility with Wachovia, which expires on January 26, 2013.

Inflation and Price Levels

Inflation has not had a significant impact on SED’s overall business because of the typically decreasing costs of products sold by SED and the fact that we also receive vendor price protection for a significant portion of our inventory. In the event a vendor or competitor reduces its prices for goods purchased by SED prior to SED’s sale of such goods, we generally have been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for credit.

The Latin American countries in which SED operates have experienced high rates of inflation and hyperinflation from time to time in the past. SED has experienced higher operating costs related to government mandated wage increases. At this time, management believes that inflation may have a material impact on SED’s Latin American business operations in the immediate future.

Net Operating Tax Loss Carryforwards

SED has accumulated net operating loss carry forwards for Federal income tax purposes of approximately $61.9 million, which expire in fiscal years 2019 through 2029. These losses are available to offset taxable income generated through those dates. As discussed in Item 7, the ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carryforwards may be utilized.

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

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2011, our internal control over financial reporting is effective based on these criteria.

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate governance

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth the names, ages and principal positions of the Company’s directors and executive officers as of September 14, 2011.
Name	Age	Position with the Company	Director Since

Jonathan Elster*	39	President, Chief Executive Officer, Director	2010
J. Stanley Baumgartner, Jr.	62	Senior Vice President and Chief Financial Officer
Eduardo Lageyre	41	Senior Vice President, U.S. Purchasing
Ronell Rivera	48	Senior Vice President of Latin America
David Burroughs	52	Vice President Strategic Sales and Sales Operations, U.S.
Barry Diamond*	69	Vice President – Product Management
Lyle Dickler*	42	Vice President of Finance, Treasurer & Secretary
Rob Kalman	47	Vice President of U.S. & Corporate Marketing
James Overwyk	56	Vice President of Operations
Thomas Roper, Jr.	57	Vice President of Consumer Electronics Purchasing, U.S.
Jean Diamond	69	Director	2003
Arthur Goldberg (1)(2)(3)(4)	72	Director	2008
Stephen Greenspan (1)(3)(4)	70	Director	2008
J. K. Hage, III (2)(3)(4)	60	Director	2009
Samuel Kidston (1)(2)	36	Chairman of the Board	2009

*Named Executive Officers
(1) Member of the Audit Committee.
(2) Member of the Compensation Committee
(3) Member of the Latin America Affairs Committee
(4) Member of the Nominating and Corporate Governance Committee

The principal occupation and business experience for at least the last five years for each director and executive officer is set forth below.

J. Stanley Baumgartner, Jr. has been serving as Chief Financial Officer of the Company since December 2010. He joined the Company in November 2010 as Senior Vice President and Special Assistant to the Chief Executive Officer. From 2006 to 2010 he served as Group Chief Financial Officer at Pall Corporation, a global manufacturer of filtration products serving a variety of industrial applications, where he was responsible for their $1.5 billion industrial group. From 2005 to 2006 Mr. Baumgartner was the Corporate Controller for Wesco Distribution International, a Fortune 500 distributor of electrical supplies and provider of supply chain services. Previously, from 2003 to 2005, he served and as the Group Controller of Timken Corporation’s $1.5 billion automotive division where he contributed to the integration of a major acquisition and helped reorganize the division. From 2000 to 2003, he was Chief Financial Officer of ASAT Holdings, Ltd, a global provider of semiconductor package design, assembly and test services, where he helped guide the company through a strategic transformation as well as its IPO.

David Burroughs, Vice President of U.S. Sales has 22 years of technology distribution experience in various functional areas. Prior to his current position, Dave was Vice President Strategic Sales and Sales Operations, U.S. with responsibility for major accounts in the eCommerce, OEM, and DMR segments. He initially joined SED in 1989 as a Sales Representative and has held several positions since that time, including Vice President of Purchasing. He also served as Director of Storage Products at Synnex Corporation from 2004 to 2005.

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

Lyle Dickler joined the Company in June 2005 as Corporate Controller and assumed the positions of Secretary and Treasurer effective August 11, 2005. Mr. Dickler was appointed Vice President of Finance on July 1, 2006 and Chief Financial Officer on May 13, 2008. In December 2010 Mr. Dickler relinquished the CFO role but remained Vice President of Finance, Secretary and Treasurer. Prior to joining the Company Mr. Dickler served from May 2003 to June 2005 as Controller for Okabashi Brands, Inc. From 2001 to 2003 Mr. Dickler served as Controller for PAI Industries, Inc. Mr. Dickler brings 20 years of business experience to SED.

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

Arthur Goldberg is the Chief Financial Officer of Clear Skies Solar, Inc. (OTCBB: CSKH) holding that position since January 2008. Prior to that he served as interim CFO of Milestone Scientific, Inc. (OTCBB: MLSS) from August 2007 to January 2008. From July 2006 to June 2007, Mr. Goldberg served as CAO and CFO of St. Luke’s School, a non-sectarian college prep school. From December 2005 to July 2006, Mr. Goldberg was a private accounting and business consultant. From February 1999 to November 2005, Mr. Goldberg was a partner in the firm of Tatum CFO Partners LLP, serving as an interim CFO for both public and private companies. Prior to 1999, Mr. Goldberg held several senior executive positions, including CFO and COO of a number of public companies. Mr. Goldberg earned his B.B.A. from the City College of New York, his M.B.A. from the University of Chicago and his J.D. and LL.M. from the New York University School of Law. Mr. Goldberg is also a Certified Public Accountant. Mr. Goldberg was selected as a director because of his hands-on experience as the CFO of public companies and extensive prior experience as a public company senior financial officer. We believe that his background and experience provides the Board with a perspective on corporate finance matters. Given his financial experience, Mr. Goldberg has been determined by our Board to be the Audit Committee financial expert.

Stephen Greenspan was the Founder, Chairman, President and Chief Executive Officer of K&G Men’s Center, Inc. a formerly publicly traded men’s apparel retailer. Mr. Greenspan retired in 2002 and was presently is on the board of Floor and Décor Outlets of America, Inc. He also works with a number of charities both personally as well as through his family foundation and charitable trust. Mr. Greenspan was selected a director in 2008 because of his prior experience as a CEO of a public company which provides the Board with valuable leadership skills and insight into our business.

J.K. Hage III joined the Board in January 2009. He is the Managing Member of the law firm of Hage & Hage LLC., where he has practiced law since 1978. Mr. Hage advises public and private utility, energy, communications, business and technology clients, and others, in the areas of business organizations, new ventures, strategic planning, capital formation, information security, sustainability, mergers and acquisitions, negotiation of transactions, succession and estate planning. Mr. Hage is of counsel to Lukas, Nace, Guitierrez and Sachs, a Washington, D.C. communications law and engineering firm. Mr. Hage has initiated numerous business ventures including Independent Wireless One Corporation (aka U.S. Unwired), a national Sprint PCS affiliate and was the organizer and the first Executive Director of the Griffiss Institute, a market driven national collaboration of industry, the academy and government dedicated to applied research, training, and services in information security. Mr. Hage has extensive business experience in the private and public equity markets, communications, energy, real estate development and many other enterprises. Mr. Hage, his family and their family charitable foundation are active in numerous civic, arts and other charitable organizations. Mr. Hage earned a B.A. from Hamilton College and a J.D. from Albany Law School and is admitted to both the New York and the Alaska Bars. Mr. Hage studied and lived for a number of years in Latin America (Peru, Mexico), in England (Oxford University) and in Spain (University of Madrid), and New York University (Ph. D ABD in Spanish). Mr. Hage was selected as a director because of his background in law, business and investing throughout the Americas. He provides the Board with valuable expertise, management and leadership skills.

Rob Kalman has served as Vice President of U.S. & Corporate Marketing since 2005. He joined SED in 2002 as Vice President of Sales. Prior to SED, he was President of Solutions Consulting Group from 2000-2002, where he helped distribution companies with sales, marketing, and organizational competencies. He began his distribution career with Software Distribution Services in Buffalo, NY in 1982, which later became Ingram Micro, where he spent 19 years in various sales roles, most recently as VP & GM of Sales.

Samuel A. Kidston was elected Chairman of the Board in December 2009. He is the founder and Chief Investment Officer of North & Webster, LLC, an investment management and advisory firm. Mr. Kidston is the non-executive Chairman of the Board of Sport-Haley, Inc. (Pink Sheets: SPOR) and the non-executive Chairman of the Board of EZENIA, Inc. (Pink Sheets: EZEN). Prior to founding North & Webster, LLC, Mr. Kidston served as an equity analyst at BlackRock, Inc., from December 2001 to March 2006. Mr. Kidston earned a B.A. from Wesleyan University and received the designation Chartered Financial Analyst from the CFA Institute. Mr. Kidston was selected a director because of his experience in managing equity investments and financial analysis which provides the Board with the perspective of an active investor and fund manager with a deep understanding of the financial markets.

Eduardo Lageyre joined SED in August 2011 as Senior Vice President of U.S. Purchasing. Prior to joining SED, Mr. Lageyre served as Vice President of Merchandising at ArchBrook Laguna, LLC. from 2010 to 2011. In 2009, he was a senior merchandising manager executive for OnSale.com, a wholly-owned subsidiary of PC Mall. From 1994 to 2009, Mr. Lageyre served in a number of key roles, most recently as Vice President of Merchandising for PC hardware and peripherals.

James Overwyk joined SED in March 2010 to oversee U.S. Operations and the implementation of new operational initiatives. Prior to joining SED, he served as Executive Vice President of Global Operations at Scovill Fasteners from 2006 to 2010. Mr. Overwyk was General Manager at Environmental BioTech/Fill-Pack from 2004 to 2006.

Ronell Rivera rejoined SED in December of 2009 as General Manager of SED Colombia. In 2011, he became Senior Vice President of Latin America. From 1995 to 2003, Mr. Rivera served in various capacities at SED, including Vice President of Sales, Vice President of the Latin American division, and President of SED Brazil. From 2004 to 2009, he was Regional Manager at Lexmark International responsible for developing the Small and Medium Business market and the supplies business.

Thomas Roper, Jr. joined SED in 2007 as Director/GMM of Consumer Electronics and assumed the position of Vice President of Consumer Electronics/Small Appliance Purchasing, U.S. in 2008. Mr. Roper is a 30 year veteran of the Consumer Electronics and Appliance businesses. Prior to joining SED, Mr. Roper was Senior Vice President/ GMM at DSI, Inc. and a DMM/Buyer ad Federated Department stores.

Board Committees

The Board has the following standing committees: Audit (the “Audit Committee”), Compensation (the “Compensation Committee”), Nominating and Corporate Governance (the “Nominating and Governance Committee”) and Latin America Affairs (the “Latin America Affairs Committee”).

Audit Committee

The members of the Audit Committee are Messrs. Goldberg, Kidston and Greenspan. The Audit Committee met ten times in fiscal 2011, with all members attending all meetings. The Audit Committee reviews and reports to the Board on our internal accounting and financial controls and on the accounting principles and auditing practices and procedures to be employed in preparing and reviewing our consolidated financial statements, as well as our information technology systems. The Audit Committee is also responsible for engaging and overseeing our independent public auditors, the scope of the audit to be undertaken by such auditors and the pre-approval of any audit and permitted non-audit services provided by such auditors. A copy of the Audit Committee charter is posted on the Company’s website at www.sedonline.com.

Audit Committee Financial Expert

The Board has determined that Arthur Goldberg qualifies as the Company’s “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K, and is “independent” under AMEX’s listing standards and Section 10A(m)(3) of the Exchange Act.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent stockholders were complied with during the fiscal year ended June 30, 2011.

Code of Ethics

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and other persons performing similar functions, as well as all of our other employees and directors. The Code of Ethics is posted on our website at www.sedonline.com.

EXECUTIVE COMPENSATION

Item 11.        Executive Compensation

Summary of Compensation

The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2011 and 2010 earned by or paid to the Company’s Chief Executive Officer (principal executive officer), and two other most highly compensated executive officers whose total salary exceeded $100,000 in fiscal 2011 (the ”Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary $	Cash Bonus $		Stock Awards $(3)	All Other Compensation $ (2)	Total $

Jonathan Elster	2011	340,000	42,500	(1)	35,500	-	418,000
Chief Executive Officer and President	2010	296,000	66,000		35,500	11,233	408,733

Barry Diamond	2011	205,379	17,800	(1)	35,500	—	258,679
Vice President - Product Management	2010	214,988	—		35,500	—	250,488

Lyle D. Dickler	2011	145,000	10,875	(1)	21,300	—	177,175
Vice President Finance Secretary and Treasurer	2010	145,000	—		21,300	—	166,300

(1)
This estimated amount earned in fiscal 2011 to be paid in fiscal 2012 for Mr. Elster. For Mr. Diamond this includes $12,800 earned in fiscal 2011 to be paid in fiscal 2012. For Mr. Dickler $10,875 was earned in fiscal 2011 to be paid in fiscal 2012.

(2)	Auto expense reimbursement or auto use benefit.
(3)
Reflects the value of the restricted stock that was charged to income in the reported period as reported on the Company’s financial statements. For a description of the assumptions made in the valuation, see the Share-Based Compensation section under Note 2, and the Restricted Stock section under Note 7, to the Company’s Financial Statements included with this Annual Report on Form 10-K.

The primary objective of the Company’s executive compensation program is to attract and retain qualified, energetic managers who are enthusiastic about the Company’s mission and culture. A further objective of the compensation program is to provide incentives and reward each manager for their contribution. In addition, the Company strives to promote an ownership mentality among key leadership and the Board of Directors. In fiscal year 2010 the Board of Directors instituted a Management Bonus Plan that is based on return on invested capital (“ROIC”). It is the Board’s belief that ROIC is an appropriate measure of how efficiently the management team employs capital. Further, ROIC is accepted throughout the electronic distribution industry as a meaningful measure of management’s performance. The Board has elected to pay the awards under this bonus plan half in cash and half in restricted stock that will vest over three years. It is the intention of the Board that compensating management with restricted stock that vest over the medium term will align the incentives of management with those of the shareholders.

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

Agreements with Certain Executive Officers

The Company has employment agreements with Jonathan Elster and Lyle Dickler.

On August 31, 2010, the Company entered into a new employment agreement, effective as of July 1, 2010 (the “Effective Date”), with Jonathan Elster for his continued employment with the Company as its President and Chief Executive Officer for a three-year term beginning on the Effective Date. The term of the agreement will automatically extend for additional one-year periods beginning on the third anniversary of the Effective Date and each subsequent anniversary thereof unless at least 90-days prior to any such anniversary, written notice of nonrenewal is given by either party. Under the agreement, Mr. Elster will (i) earn a base annual salary of $340,000, retroactive to December 1, 2009 when he assumed the title of Chief Executive Officer upon the retirement of Jean Diamond from that position; (ii) receives a bonus for the first year of the term ranging from 10% to 50% of his base pay depending on the return on invested capital achieved by SED; (iii) be entitled to participate on the same terms as other executives in any present or future benefit plans or programs of the Company; (iv) receive as liquidated damages an amount equal to the greater of his salary for 18 months or the balance of the employment term upon a termination in connection with a Change of Control, as defined in the agreement and (v) receive a severance payment equal to the lesser of his salary for 18 months or the balance of his employment term upon termination of his employment with the Company without cause. Mr. Elster has agreed that upon the termination of his employment and for a period of one-year thereafter, he will not directly or indirectly: (A) recruit or solicit any employees of the Company or hire any person who was employed by the Company within six months prior to his termination of employment; or (B) solicit any Restricted Customer (as defined in the agreement) for the purpose of, or with a view toward, providing services or products to the Restricted Customer which compete with services or products offered or provided by the Company.

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

Mr. Dickler’s previous employment agreement was effective June 1, 2009 and was for a term of one year. Mr. Dickler’s contract renews automatically 90 days prior to expiration if written notice of non-renewal is not given by the Company. The Contract renewed June 1, 2010.

In December 2010 an addendum to the June 1, 2009 employment agreement was executed. Under this, Mr. Dickler became an “at will” employee and relinquished his CFO role but remained V.P. Finance, Secretary and Treasurer. Mr. Dickler’s annual compensation includes an annual base salary of $145,000. He is also entitled to participate in all of the Company’s employee benefit programs available to management executives, including health and long-term disability insurance. The Company may terminate Mr. Dickler’s employment for “good cause,” as defined in his employment agreement. In addition, upon termination of his employment, Mr. Dickler has agreed not to solicit customers of the Company for a period of a one (1) year from the date of termination and the Company will provide six month’s salary for him as severance upon his termination or resigning.

Outstanding Equity Awards

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2011 with respect to the Named Executive Officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Shares or Units of Stock that have not vested ($)(3)

Jonathan Elster	62,500	1.96	10/15/2011	33,333	$169,998
Total	62,500

Barry Diamond	40,000	1.96	10/15/2011	33,333	$169,998
	50,000	0.44	01/15/2013
Total	90,000

Lyle Dickler	—	—	—	20,000	$102,000
Total	—

(1)	Represents stock option grants at fair market value on the date of grant.
(2)
The restricted shares of common stock are subject to forfeiture prior to vesting and begin vesting in equal amounts over a two to five year vesting period of the grant date pursuant to the provisions of a restricted stock agreement.

(3)	Based on the closing price per share of $5.10 as reported on the AMEX on June 30, 2011.

Director Compensation

Our non-employee directors receive the following compensation.
•	An annual fee of $70,000 of which 50% shall be paid in quarterly installments in cash and 50% shall be paid in restricted shares of common stock which shall immediately vest upon issuance;
•	The Chairman of the Board is paid an additional annual fee of $25,000 paid in quarterly installments.
•
The Chairman of the Audit Committee is paid an additional annual fee of $25,000 paid in quarterly installments and each committee member is paid an additional annual fee of $5,000 for their services paid in quarterly installments;

•
The Chairman of the Compensation Committee is paid an additional annual fee of $10,000 paid in quarterly installments and each committee member is paid an additional annual fee of $2,500 for services paid in quarterly installments;

•
The Chairman of the Latin America Affairs Committee is paid an additional annual fee of $25,000 paid in quarterly installments and each committee member receives an additional annual fee of $2,500 for services paid in quarterly installments;

•
The Chairman of the Nominating and Corporate Governance Committee is paid an annual fee of $25,000 paid in quarterly installments and each committee member receives an additional annual fee of $2,500 for services paid in quarterly installments.

The following table sets forth the compensation paid to our independent directors for the fiscal year ended June 30, 2011.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)

Stewart I. Aaron (2)	$73,500	−	$73,500
Jean Diamond	$33,500	32,500	$66,000
Arthur L. Goldberg	$69,750	32,500	$102,250
Stephen Greenspan	$53,250	32,500	$85,750
J. K. Hage, III	$70,500	42,500	$113,000
Samuel Kidston	$80,000	42,500	$122,500
Joseph Segal (2)	$73,500	−	$73,500

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

(2)
In connection with Messrs. Segal’s and Aaron’s decision not to run for reelection, the Company granted them each a one-time stipend in the amount of $25,000 each and $34,000 in lieu of stock that was earned. Effective as of December 8, 2010, both of Messrs. Segal and Aaron ceased to be members of the Board.

Analysis of Risk Inherent in Our Compensation Policies and Practices

During the fiscal year ended June 30, 2011, our Compensation Committee with the assistance of management conducted a risk assessment of all of our compensation policies and practices. We analyzed our compensation policies and practices to ensure that they do not foster risk taking above the level of risk associated with our business model. Based upon such review, we have concluded that we have balanced pay for performance programs, and our compensation policies and procedures do not motivate imprudent risk taking and are not reasonably likely to have a material adverse effect on us. This determination is based, in important part, on the fact that all of our compensation awards are capped at reasonable and sustainable levels, as determined by a review of our economic position and prospects, as well as the compensation offered within our peer group and by comparable companies.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

           The following table sets forth certain information as of September 1, 2011 regarding the beneficial ownership of our common stock by (i) the Named Executive Officers, (ii) the Company’s directors, (iii) each person we know to beneficially own more than 5% of our outstanding common stock, and (iv) all directors and executive officers of the Company as a group. All shares of our common stock shown in the table reflect sole voting and investment power except as otherwise noted. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of September 1, 2011 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

	Amount and Nature		Percent
Name of Beneficial Owner	of Beneficial Ownership		of Class

Barry Diamond	193,255	(2)	3.9%
Jean Diamond	530,226	(3)	10.9%
Lyle Dickler	20,000	(1)	*
Jonathan Elster	167,000	(4)	3.4%
Arthur Goldberg	51,877		1.1%
Stephen Greenspan	49,877		1.0%
J. K. Hage, III	167,065	(5)	3.4%
Samuel Kidston	412,662	(6)	8.5%
All current directors and executive
Officers as a group (10) persons	1,628,628	(7)	32.5%

5% Shareholders:
FMR Corp	475,000	(8)	9.8%
Allen R. Earl	458,408	(9)	9.4%
Paul D. Sonkin	616,463	(10)	12.7%

*	Represents less than one percent of our outstanding common stock.
(1)
The shares include 20,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement with Mr. Dickler. The shares vest in October 2011.

(2)
The shares include 90,000 options and 100,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement with Mr. Diamond. The shares vest in October 2011.

(3)	The shares include 271,426 shares held by a trust for the benefit of Ms. Diamond.
(4)
The shares include 62,500 options and 100,000 restricted shares of common stock granted on October 23, 2007 which are subject to vesting and forfeiture over a four year period pursuant to the provisions of a restricted stock agreement with Mr. Elster. The shares vest in October 2011.

(5)
The shares include (i) 18,700 shares of common stock owned by Adirondack Capital LLC (“Adirondack”); and (ii) 92,500 shares of common stock beneficially owned by Hedy A. Hyde, his wife. Mr. Hage is a Managing Member of Adirondack. Mr. Hage disclaims beneficial ownership of the shares beneficially owned by Adirondack and his wife except to the extent of his pecuniary interest therein. The principal business address of Mr. Hage is c/o Hage & Hage LLC, 283 Genesee Street, Utica, New York 13501.

(6)
The shares include 352,529 shares of common stock owned in the aggregate by North & Webster Value Opportunities Fund, LP, North & Webster Fund II, LP and North & Webster, LLC (collectively, the “North & Webster Entities”). North & Webster, LLC is the general partner of both of North & Webster Value Opportunities Fund, LP and North & Webster Fund II, LP. Mr. Kidston is a Managing Member of North & Webster, LLC and disclaims beneficial ownership of the shares of common stock beneficially owned by the North & Webster Entities except to the extent of his pecuniary interest therein. The principal business address of Mr. Kidston is c/o North & Webster, LLC, 10 Tower Office Park, Suite 420, Woburn, MA 01801.

(7)	Includes 187,500 shares underlying outstanding options and 574,285 restricted shares of common stock granted on October 23, 2007 and May 13, 2008.
(8)
All of the shares indicated are deemed beneficially owned by Fidelity Management & Research Company, a wholly-owned subsidiary of FMR Corp., as a result of its serving as investment adviser to Fidelity Low-Priced Stock Fund, the owner of the 475,000 shares. FMR Corp.’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(9)	All of the shares indicated are deemed beneficially owned by Allyn R. Earl. Mr. Earl’s address is 38 Dwight Avenue, Clinton, New York 13323-1600.
(10)
Sole power to vote and dispose of all 616,463 shares of common stock are vested with Paul D. Sonkin ("Mr. Sonkin"), in accordance with a Schedule 13D filed on 4/22/10 by a group, which members include Tarsier Nanocap Value Fund, L.P., a Delaware limited partnership ("Tarsier"), Hummingbird Value Fund, L.P., a Delaware limited partnership ("Hummingbird Value"), Hummingbird Management, LLC, a Delaware limited liability company and the investment manager of each of Hummingbird Value and Tarsier ("Hummingbird Management"), Hummingbird Capital, LLC, a Delaware limited liability company and the general partner of each of Hummingbird Value and Tarsier ("Hummingbird Capital") and Mr. Sonkin. Mr. Sonkin serves as the managing member of each of Hummingbird Management and Hummingbird Capital and as the investment manager to certain managed accounts. The address of the principal office of Mr. Sonkin is 145 East 57th Street, 8th Floor, New York, New York 10022.

The business address and telephone number of each of Jean Diamond, Jonathan Elster, Barry Diamond, Lyle Dickler, Arthur Goldberg and Stephen Greenspan are c/o SED International Holdings, Inc., 3505 Newpoint Place, #450, Lawrenceville, GA  30043 and (770) 491-8962.

Equity Compensation Plans

In December 2009, shareholders approved the Company’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of Common Stock are available for awards. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units.

The purpose of the 2009 Plan is to align the interests of the participants with those of shareholders through equity-based compensation alternatives, thereby promoting our long-term financial interests and enhancing long-term shareholder return. The 2009 Plan is intended to enhance our ability to effectively recruit, motivate and retain the caliber of employees and directors essential for the Company’s success and provide them with incentive compensation opportunities that are competitive with those of similar companies.

Prior to the adoption of the 2009 Plan, the Company maintained four other compensation plans, the 1991 Plan, the 1995 Directors Plan, the 1997 Plan and the 1999 Plan, which have all expired on the tenth anniversary of their respective adoption dates. An aggregate of 160,000 stock options remain outstanding as of June 30, 2011 under those expired plans.

The following table sets forth certain information as of June 30, 2011, relating to all of our equity compensation plans:

Equity Compensation Plans Information
Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (c)
Equity compensation plans approved by security holders	102,500	$1.96	236,230
Equity compensation plans not approved by security holders	57,500	$0.52	—
Total	160,000	$1.44	—

On October 23, 2007, the Board of Directors of the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “Stock Plan”) for the purposes of attracting and retaining the personnel necessary for the Company’s success. The Stock Plan covers employees and others who perform services for the Company including directors and consultants. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the Stock Plan. The Stock Plan is administered by the Company’s Board and/or Compensation Committee. As of June 30, 2011, 486,667 shares were issued and are outstanding under the Stock Plan.

Item 13.   Certain Relationships and Related Transactions and Director Independence

Transactions with Related Parties

Lease of Headquarters

SED leases its headquarters up until September 30, 2011 from Diamond Chip Group, LLC. The Company’s annual rental rate was $288,000 per year the past two years.

The members of the Diamond Chip Group LLC include (i) the Marital Trust for the benefit of Jean Diamond and (ii) Jean Diamond, who own respectively 37.5% and 62.5% of the outstanding interests in the LLC. Jean Diamond was Chief Executive Officer and is now a Director of the Company.

Director Independence

The Board has determined that Messrs. Goldberg, Greenspan, Hage, and Kidston are independent as that term is defined in the listing standards of the AMEX. Messrs. Greenspan, Goldberg and Kidston are the sole members of the Audit Committee, and Messrs. Goldberg, Hage and Kidston are the sole members of the Compensation Committee and are independent for such purposes. Messrs. Goldberg, Greenspan and Hage are the sole members of the Latin America Affairs Committee. Messrs. Goldberg, Greenspan and Hage are the sole members of the Nomination and Governance Committee.

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

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The firm of J. H. Cohn LLP has served as the Company’s independent registered public accounting firm since 2005.

Audit and Non-Audit Fees

The following table presents fees for professional audit services rendered by J. H. Cohn LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2011 and 2010, respectively.

	2011	2010

Audit Fees
J. H. Cohn LLP (1)	$215,000	$291,000

(1)	J. H. Cohn LLP fees for fiscal 2011 are estimated.

J. H. Cohn LLP fees for fiscal 2011 and 2010 include audit of the Company’s Annual financial statements and review of financial statements included in the Company’s Form 10-Q quarterly reports and Sarbanes Oxley testing in fiscal 2010. J. H. Cohn LLP neither billed us any fees nor provided any services other than the audit services and fees included above.

The Audit Committee’s current practice is to pre-approve all audit services and all non-audit services to be provided to the Company by its independent auditor.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of SED’s independent registered public accounting firm thereon are filed herewith.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at June 30, 2011 and 2010

•	Consolidated Statements of Income for the years ended June 30, 2011 and 2010

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2011 and 2010

•	Consolidated Statements of Cash Flows for the years ended June 30, 2011 and 2010

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3.	Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (1)
3.2	Amendment to Articles of Incorporation. (2)
3.3	Amendment to Articles of Incorporation dated January 21, 2009. (17)
3.4	Bylaws of the Company. (1)
3.5	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007. (3)
3.6	Article 1, Section 11 of the Bylaws of SED International Holdings, Inc., as amended on January 21, 2009. (17)
**10.1	Form of Southern Electronics Corporation 1991 Stock Option Plan, together with related forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreement. (4)
**10.2	First Amendment dated July 17, 1992 to Southern Electronics Corporation 1991 Stock Option Plan. (5)
**10.3	Second Amendment dated August 30, 1996 to Southern Electronics Corporation 1991 Stock Option Plan. (5)
**10.4	Form of Non-Qualified Stock Option Agreement for Directors. (8)
**10.5	Third Amendment dated September 12, 1996 to the Southern Electronics Corporation Stock Option Plan. (9)
**10.6	1999 Stock Option Plan dated July 20, 1999, together with related forms of Stock Option Agreement and Restriction Agreement. (1)
**10.7	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company. (1)
**10.8	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company. (1)

Exhibit Number	Description
10.9	Form of Lease Agreement dated as of April 1, 1999 between Diamond Chip Group, L.L.C. and SED International. (10)
10.100	First Amendment of Lease for 4916 N. Royal Atlanta Drive, Tucker GA 30084 dated September 19, 2005. (11)
10.11	Lease Agreement Extension for 4916 N. Royal Atlanta Drive, Tucker, GA 30084, dated March 20, 2006. (11)
10.12	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005. (11)
10.13	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007. (12)
**10.14	2007 Restricted Stock Plan. (13)
**10.15	Final Form of Restricted Stock Agreement, dated as of October 23, 2007, between the Company and each of Barry Diamond, Jean Diamond, Lyle Dickler, Mark DiVito, Jonathan Elster and Charles Marsh. (13)
10.16	Fourth Amendment to Wachovia Loan and Security Agreement dated August 23, 2007. (14)
10.17	Fifth Amendment to Wachovia Loan and Security Agreement dated January, 21, 2008. (14)
10.18	Sixth Amendment to Wachovia Loan and Security Agreement dated July 1, 2008. (14)
**10.19	Employment Agreement dated August 10, 2009 between SED International Holdings, Inc. and Lyle Dickler (15)
10.20	Second Amendment of Lease for 4916 North Royal Atlanta Drive, Tucker, GA 30084, dated August 6, 2009. (17)
10.21	Amendment to Wachovia Loan and Security Agreement dated September 9, 2009 (17)
**10.22	2009 Incentive Compensation Plan. (18)
**10.23	Settlement Agreement and Amendment to Employment Agreement between the Company and Jean Diamond dated as of December 9, 2009. (19)
**1014	Employment Agreement between SED International Holding, Inc. and Jonathan Elster dated as of July 1, 2010. (20)
10.74	Lease Agreement between the Company and Highwoods Realty Limited Partnership(21)
10.75	Seventh Amendment to the Loan and Security Agreement, dated February 1, 2011, with Wells Fargo Bank. (22)
**10.76	Modification Agreement, dated December 8, 2010 to the Employment Agreement of Lyle Dickler. (23)
21	Subsidiaries of the Company. (16)
*24	Power of Attorney (see signature page to this Form 10-K).
*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
*32.1	Section 1350 Certification by Principal Executive Officer.
*32.2	Section 1350 Certification by Principal Financial Officer.

*	Filed Herewith
**	Denotes compensatory plan, compensation arrangement or management contract.

1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

2)	Filed as an exhibit to the Company’s Revised Definitive Proxy Statement filed with the SEC on March 26, 2002 and incorporated herein by reference.

3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2007 and incorporated herein by reference.

4)	Filed as an exhibit to the Company’s Definitive Supplemental Proxy Statement filed with the SEC on October 18, 1991 and incorporated herein by reference.

5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference.

6)	Filed as an exhibit to the Company’s Proxy Statement filed with the SEC on October 1, 1995 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Current Report on form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Proxy Statement filed with the SEC on October 1, 1996 and incorporated herein by reference.

10)	Filed as an exhibit to Amendment No. 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference.

15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 and incorporated herein by reference.

16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference.

18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2010 and incorporated herein by reference.

19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and incorporated herein by reference.

20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010 and incorporated herein by reference.

21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2011 and incorporated herein by reference.

22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated herein by reference.

23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2010 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED International Holdings, Inc.

By:	/s/ J. Stanley Baumgartner, JR.	.
J. Stanley Baumgartner, Jr., Chief Financial Officer
(Principal Financial and Accounting officer)

Date: September 14, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this September 14, 2011.

/s/ JONATHAN ELSTER	Chief Executive Officer and Director
Jonathan Elster	(Principal Executive Officer)

/s/ J. STANLEY BAUMGARTNER, JR.	Chief Financial Officer
J. Stanley Baumgartner, Jr.	(Principal Financial and Accounting Officer)

/s/ JEAN DIAMOND	Director
Jean Diamond

/s/ ARTHUR L. GOLDBERG	Director
Arthur L. Goldberg

/s/ STEPHEN H. GREENSPAN	Director
Stephen H. Greenspan

/s/ J. K. HAGE III
J. K. Hage III	Director

/s/ SAMUEL KIDSTON
Samuel Kidston	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SED International Holdings, Inc.

We have audited the consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2011 and 2010, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey
September 14, 2011

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,
	2011	2010

ASSETS

Current assets:
Cash and cash equivalents	$4,751,000	$7,445,000
Trade accounts receivable, less allowance for doubtful accounts of $783,000 (2011) and $542,000 (2010)	64,335,000	53,893,000
Inventories	63,359,000	47,948,000
Deferred tax assets, net	443,000	313,000
Other current assets	6,617,000	3,897,000
Total current assets	139,505,000	113,496,000
Property and equipment, net	1,928,000	926,000
Total assets	$141,433,000	$114,422,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$70,681,000	$61,955,000
Accrued and other current liabilities	9,581,000	10,129,000
Revolving credit facilities	38,430,000	22,297,000
Total liabilities	118,692,000	94,381,000

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	–	–
Common stock, $.01 par value; 100,000,000 shares authorized, 6,979,161 (2011) and 6,739,031 (2010) shares issued, 4,867,697 (2011) and 5,044,540 (2010) shares outstanding	70,000	68,000
Additional paid-in capital	70,648,000	69,957,000
Accumulated deficit	(30,112,000)	(33,229,000)
Accumulated other comprehensive loss	(3,171,000)	(3,668,000)
Treasury stock, 2,111,464 shares and 1,694,491 shares, at cost	(14,694,000)	(13,087,000)
Total shareholders’ equity	22,741,000	20,041,000
Total liabilities and shareholders’ equity	$141,433,000	$114,422,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended June 30,
	2011	2010

Net sales	$606,983,000	$541,663,000
Cost of sales	575,330,000	513,210,000
Gross profit	31,653,000	28,453,000

Selling, general and administrative expenses, excluding employment contract settlement expense and depreciation and amortization expense	26,624,000	24,674,000
Employment contract settlement expense	−	1,600,000
Depreciation and amortization expense	440,000	380,000
Foreign currency transactions gain	(285,000)	(201,000)
Operating income	4,874,000	2,000,000

Interest income	(53,000)	(93,000)
Interest expense	979,000	1,341,000
Income before income taxes	3,948,000	752,000
Income tax expense	831,000	450,000
Net income	$3,117,000	$302,000

Basic income per common share	$.68	$.07
Diluted income per common share	$.63	$.06

Weighted average number of common shares outstanding:
Basic	4,591,000	4,480,000
Diluted	4,936,000	4,724,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Par Value	Capital	Deficit	Loss	Shares	Cost	Equity

BALANCE JUNE 30, 2009	6,781,302	$68,000	$69,525,000	$(33,531,000)	$(4,266,000)	1,694,491	$(13,087,000)	$(18,709,000)
Stock awards issued	114,337	1,000	(1,000)
Stock awards forfeited	(105,000)	(1,000)	1,000
Stock-based compensation			553,000					553,000
Stock repurchased and retired	(51,608)		(121,000)					(121,000)

Net income				302,000				302,000
Foreign currency translation adjustments					717,000			717,000
Changes in fair value and related amortization of interest rate swap contract					(119,000)			(119,000)
Comprehensive income								900,000
BALANCE JUNE 30, 2010	6,739,031	68,000	69,957,000	(33,229,000)	(3,668,000)	1,694,491	(13,087,000)	20,041,000

Stock awards issued	67,630
Stock awards forfeited						6,666
Stock options exercised	172,500	2,000	325,000					327,000
Stock-based compensation			366,000					366,000
Stock repurchased and retired						410,307	(1,607,000)	(1,607,000)

Net income				3,117,000				3,117,000
Foreign currency translation adjustments					501,000			501,000
Changes in fair value and related amortization of interest rate swap contract					(4,000)			(4,000)
Comprehensive income								3,614,000
BALANCE JUNE 30, 2011	6,979,161	$70,000	$70,648,000	$(30,112,000)	$(3,171,000)	2,111,464	$(14,694,000)	$22,741,000

See notes to consolidated financial statements.

 SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2011	2010
Operating activities:
Net income	$3,117,000	$302,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	440,000	380,000
Deferred tax assets	(130,000)	(27,000)
Stock compensation	366,000	553,000
Provision for losses on trade accounts receivable	353,000	464,000
Changes in operating assets and liabilities:
Trade accounts receivable	(10,234,000)	(3,182,000)
Inventories	(14,720,000)	(8,614,000)
Other assets	(2,484,000)	2,147,000
Trade accounts payable	7,815,000	13,064,000
Accrued and other current liabilities	(864,000)	2,047,000
Net cash ( used in) provided by operating activities	(16,341,000)	7,134,000

Investing activities:
Purchases of equipment	(1,454,000)	(573,000)

Financing activities:
Net borrowing (repayments) under revolving credit facilities	16,131,000	(2,796,000)
Purchase of company common stock	(1,607,000)	(121,000)
Proceeds from stock option exercises	327,000
Net cash provided by (used in) financing activities	14,851,000	(2,917,000)
Effect of exchange rate changes on cash and cash equivalents	250,000	231,000
(Decrease) increase in cash and cash equivalents	(2,694,000)	3,875,000
Cash and cash equivalents:
Beginning of year	7,445,000	3,570,000
End of year	$4,751,000	$7,445,000
Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest paid	$1,016,000	$1,288,000
Income taxes	$773,000	$385,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2011 and 2010

1.	Description of Business

SED is engaged in the wholesale distribution of microcomputer products, including mass storage, imaging, display and consumer electronics products throughout the United States’ Latin America, and the Caribbean region. SED services Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. (“SED Colombia”) in Bogotá, Colombia and Intermaco S.R.L. (“Intermaco”) in Buenos Aires, Argentina.

2.	Summary of Significant Accounting Policies

Principles of Consolidation — The consolidated financial statements include the accounts of SED and its wholly-owned subsidiaries, (collectively the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation. At June 30, 2011, approximately $4.5 million of SED’s cash and cash equivalents were not covered by Federal deposit insurance. The funds held in Latin American banks, which represent 53% of the Company’s cash and cash equivalents at June 30, 2011, are generally not available for use domestically without payment of local country withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and we generally do not require collateral from our customers.

Use of Estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and those differences could be significant.

Cash Equivalents — Cash equivalents are short-term investments purchased with a maturity of three months or less.

Accounts Receivable — Accounts receivable are carried at the amount owed by customers less an allowance for doubtful accounts.

Allowance for Doubtful Accounts — An allowance for doubtful accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which provides protection from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in many Latin American and Caribbean countries (subject to certain terms and conditions).

Inventories — Inventories consist of finished goods and are stated at the lower of cost (first-in, first-out method) or market. Certain SED vendors allow for either return of goods within a specified period (usually 45 - 90 days) or for credits related to price protection. However, for certain other vendors and inventories, the Company is not protected from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by our vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase.

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

Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes. As of June 30, 2011 and 2010, the amount of deferred income taxes recorded against cumulative translation losses is fully offset by a valuation allowance. The results of foreign operations are translated at the average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statement of operations.

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

Earnings Per Common Share (EPS) — Basic earnings   per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per share for the year ended June 30, 2011 are the dilutive effect of options to purchase 160,000 shares of common stock and the dilutive effect of 178,890 shares of non-vested restricted stock. Included in diluted earnings per share for the year ended June 30, 2010 are the dilutive effect of options to purchase 340,500 shares of common stock and the dilutive effect of 423,987 shares of non-vested restricted stock.

Components of basic and diluted earnings per share for the year ended June 30 were as follows:

	2011	2010

Net income	$3,117,000	$302,000

Weighted average number of common shares outstanding - Basic	4,591,000	4,480,000
Effect of dilutive securities:
Non vested restricted stock	243,000	174,000
Stock options	102,000	70,000
Weighted average number of common shares outstanding - Diluted	4,936,000	4,724,000

Net income per share:
Basic	$0.68	$0.07
Diluted	$0.63	$0.06

Share-Based Compensation — All share-based awards are measured based on their fair value as of the grant date and recognized as compensation expense on a straight-line basis over the period during which the award recipient is required to provide service in exchange for the award (the vesting period). See Note 7, Shareholders’ Equity, for additional discussion.

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive income (loss). SED’s other comprehensive income (loss) is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes. Accumulated other comprehensive loss included in shareholders’ equity totaled $3,171,000 and $3,668,000 and consisted of $2,820,000 and $3,321,000 of net foreign currency translation adjustments and $351,000 and $347,000 related to the interest rate swap contract at June 30, 2011 and 2010, respectively.

Recent Accounting Pronouncements Not Yet Adopted — Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the Company’s consolidated financial statements or the Company’s future results of operations.

3.  Property and Equipment

Property and equipment are comprised of the following:

	June 30,
	2011	2010

Furniture and equipment	$9,038,000	$7,871,000
Leasehold improvements	2,766,000	2,425,000
Other	92,000	175,000
	11,896,000	10,471,000
Less accumulated depreciation and amortization	(9,968,000)	(9,545,000)
	$1,928,000	$926,000

Depreciation and amortization expense for property and equipment totaled $440,000 and $380,000 for the years ended June 30, 2011 and 2010, respectively.

4.  Credit Facilities

SED currently maintains two credit facilities, Wells Fargo Bank (USA) and Helm Bank (Colombia). The Wells Fargo Agreement provides for borrowings based on SED’s eligible accounts receivable and inventories as defined in the Agreement. SED amended its credit facility with Wells Fargo on February 1, 2011. This amendment increased the $50.0 million line of credit to $55.0 million and extended its term through January 1, 2015. On August 8, 2011 SED exercised its option to increase the credit facility to $60.0 million in connection with the transaction described in Note 15. The Wells Fargo line of credit may be increased to $75.0 million in $5.0 million increments at SED’s discretion, if certain additional criteria are met.

The amount available for borrowings under these credit facilities at June 30, 2011 was $15.3 million under the Wells Fargo Agreement, after deducting $3.8 million in reserves for outstanding letters of credit, and $2.9 million under the Helm Bank line of credit after deducting $1.9 million in reserves for outstanding letters of credit.

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. Those options are (a) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5.0 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $500,000 under the Agreement. The Wells Fargo Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($5.5 million at June 30, 2011) at any time during the extension term of the Agreement, then SED must maintain a minimum fixed charge coverage ratio. SED’s availability did not fall below this requirement during the twelve months ended June 30, 2011. Dividend payments are restricted to $500,000 under the Agreement. As of June 30, 2011, SED determined that it was in compliance with the Wells Fargo Agreement.

SED’s one year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum. This line of credit was increased from $3.7 to $5.1 million in May 2011 and expires in May 2012.

The carrying value of all bank debt at June 30, 2011 and 2010 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15.0 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.5% as of June 30, 2011.

 SED recognizes the interest rate swap contract as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $598,000 at June 30, 2011 and $745,000 at June 30, 2010 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

5.  Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,
	2011	2010
Deferred tax assets:
U.S. federal and state operating loss carry-forwards	$23,248,000	$23,645,000
Foreign currency translation adjustments	1,070,000	1,261,000
Other	2,128,000	2,305,000
Net deferred tax assets	26,446,000	27,211,000
Valuation allowance	(22,111,000)	(23,478,000)
	4,335,000	3,733,000
Deferred tax liabilities:
Unremitted foreign earnings	(3,892,000)	(3,420,000)
Deferred tax assets, net	$443,000	$313,000

The net deferred tax assets at June 30, 2011 and June 30, 2010 all are related to SED Colombia and Intermaco and were classified as current assets and liabilities on the consolidated balance sheet. At June 30, 2011, the Company has total net operating loss carry-forwards for Federal and state income tax purposes in the United States of approximately $61.9 million and $52 million, respectively, expiring at various dates through 2029. In addition, as of June 30, 2011 the Company has alternative minimum tax credit carry-forwards of approximately $297,000, which carry over until they are used. At June 30, 2011 and 2010, the Company has recorded a valuation allowance for principally all deferred tax assets only to the extent not offset by deferred tax liabilities, except for those relating to Intermaco and SED Colombia, as there is no assurance that these assets will be realized.

The components of income (loss) before income taxes consist of the following:

	Year Ended June 30,
	2011	2010
United States	$1,892,000	$(436,000)
Foreign	2,056,000	1,188,000
Total	$3,948,000	$752,000

Components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2011	2010
Current:
Federal	$(19,000)	$(6,000)
State	39,000	33,000
Foreign	941,000	450,000
	961,000	477,000
Deferred:
Foreign	(130,000)	(27,000)
	$831,000	$450,000

The Company’s income taxes payable at June 30, 2011 and 2010 were $597,000 and $412,000, respectively, and are included in accrued and other current liabilities on the consolidated balance sheets. Prepaid income taxes of $76,000 and $106,000 were included in other current assets on the consolidated balance sheets as of June 30, 2011 and 2010, respectively.

The Company’s effective tax rates for net income differ from statutory rates as follows:

	Year Ended June 30,
	2011	2010

Statutory federal (benefit) rates	34.0%	34.0%
State income taxes net of federal income tax expense	3.1	5.7
Non-deductible items	-	9.5
U.S. tax on foreign earnings	10.7	34.8
Valuation allowance	(29.8)	(26.1)
Foreign taxes (less than) in excess of federal statutory rate	2.8	2.5
Other	0.3	(0.6)
Totals	21.1%	59.8%

The valuation allowance decreased during fiscal years 2011 and 2010 by $1,367,000 and $422,000, respectively.

As of June 30, 2011 and 2010, the Company had no liabilities related to uncertain tax positions. Additionally, the Company does not believe there are any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2011.

In the event the Company is required to recognize a liability for uncertain tax positions, any associated penalties and interest accrued would be recorded as a component of income tax expense. There have been no income tax related penalties or interest assessed or recorded as of June 30, 2011 and 2010.

The Company conducts business principally in North and South America and in the Caribbean region. As a result, one or more of its subsidiaries files income tax returns in the U.S. and various state, local, and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia. The Company is no longer subject to income tax examinations for tax years ending before June 30, 2008 in the U.S., and for tax years ending before December 31, 2009 in Colombia, but remains subject to examination in Argentina for tax years ending June 30, 2005 and later.

6.	Lease Obligations

SED leased its main office and warehouse facility under an operating lease which expires in September 2011 from a related party (see Item 13). Rent expense for this facility for the fiscal years ended June 30, 2011 and 2010 was $288,000 and $298,000, respectively. The Company’s new main office and warehouse lease signed in March 2011, commenced in August 2011 and expires in August 2022. The Company leases additional distribution center and sales office space and office equipment under other operating leases expiring through July 2014. Rent expense under all operating leases for the years ended June 30, 2011 and 2010 was $1,020,000 and $1,140,000, respectively.

As of June 30, 2011, future minimum rental commitments under non-cancelable operating leases are:

Year Ending June 30,
2012	$1,100,000
2013	865,000
2014	730,000
2015	404,000
2016	347,000
2017 and later	2,232,000
$5,678,000

7.	Shareholders’ Equity

Stock Option Plans — The Company maintains three stock option plans. At June 30, 2011, no options were available for grants as the 10 year period for granting options had lapsed. Options granted under the plans are exercisable in installments ranging from 20% to 50% per year. There was no compensation cost charged against income for these stock option plans for fiscal 2011 and 2010 as all stock options were fully vested prior to fiscal 2010.

Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at June 30, 2010	350,500	$2.50
Forfeited or expired	(18,000)	$4.05
Exercised	(172,500)	$1.89
Outstanding at June 30, 2011	160,000	$1.44

Vested and exercisable at June 30, 2011	160,000		1.0	$585,000

During fiscal 2011, 172,500 options were exercised for $327,000 in proceeds to the Company. No options were exercised in fiscal 2010.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of the Company’ authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of the Company. At June 30, 2011, there were 486,667 shares of restricted stock issued and outstanding under the 2007 Plan.

Effective January 2009 and through December 31, 2010, non-employee Director base compensation was set at a per annum rate of $60,000 of which 50% was paid by an annual award of restricted shares of common stock. The independent Directors were only entitled to the stock portion of their compensation after serving on the Board for the full calendar year. The number of shares issued to the Directors was determined on January 1, of the following year based upon the market price of the Company’s common stock as of that date.

Effective January 2011, non-employee Director base compensation includes a per annum rate of $35,000 of restricted shares of common stock which shall be paid by a quarterly award. The number of shares to be issued to the Directors will be determined on the last day of each quarter based upon the market price of the Company’s common stock as of that date. The restricted shares of common stock vest on the date of issuance.

Non vested restricted stock activity is as follows:

	Year Ended June 30,
	2011	Weighted Average Grant-Date Fair Value	2010	Weighted Average Grant-Date Fair Value
Shares of non vested restricted stock-beginning of year	423,987	$1.38	882,975	$1.46
Issued	67,630	$3.68	114,337	$2.05
Vested	(306,061)	$2.44	(468,325)	$1.60
Forfeited	(6,666)	$1.42	(105,000)	$1.42
Shares of non vested restricted stock-end of year	178,890	$1.61	423,987	$1.38

Share-based compensation expense recognized during fiscal years ended June 30, 2011 and 2010 totaled approximately $366,000 and $553,000, respectively. At June 30, 2011 there was $118,000 of unrecognized compensation cost related to non vested stock awards which SED expects to be recognized over the next 35 months non-ratably.

The value of restricted stock awards is determined using the market price of the Company’s common stock on the grant date and amortized over a vesting period determined by the restricted stock agreement.

Stock Repurchase Plan — During 2011, SED repurchased 410,307 shares of its common stock under a stock repurchase plan for an aggregate amount of $1,607,669

8.  Employee Benefit Plan

SED maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing one year of service. Employees are immediately vested in their own contributions. SED International, Inc. may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 7 years based on years of continuous service. There were approximately $32,000 of matching contributions for fiscal year 2011 and $12,000 for fiscal year 2010.

9.	Segment Information

The Company operates in one business segment as a wholesale distributor of microcomputer, consumer electronics products. The Company operates and manages in two geographic regions, the United States and Latin America/ Caribbean (combined as one in the table below).

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated

Fiscal 2011
Net sales to unaffiliated customers	$470,912,000	$139,053,000	$(2,982,000)	$606,983,000
Gross profit	21,701,000	9,952,000		31,653,000
Operating income	2,843,000	2,031,000		4,874,000
Interest income		(53,000)		(53,000)
Interest expense	951,000	28,000		979,000
Income tax expense	20,000	811,000		831,000
Net income	1,872,000	1,245,000		3,117,000
Total assets at year-end	116,388,000	38,810,000	(13,765,000)	141,433,000

Fiscal 2010
Net sales to unaffiliated customers	$425,516,000	$116,158,000	$(11,000)	$541,663,000
Gross profit	20,727,000	7,726,000		28,453,000
Operating income	840,000	1,160,000		2,000,000
Interest income		(93,000)		(93,000)
Interest expense	1,276,000	65,000		1,341,000
Income tax expense	27,000	423,000		450,000
Net (loss) income	(463,000)	765,000		302,000
Total assets at year-end	93,838,000	33,212,000	(12,628,000)	114,422,000

Sales of products between the Company’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations are as follows:

Year Ended June 30,	Microcomputer Products	Consumer Electronics Products	Total
2011	$537,667,000	$69,316,000	$606,983,000
2010	$463,121,000	$78,542,000	$541,663,000

Approximately 37.7% ($92.8 million United States export, ($3.0) million elimination and $139.1 million Latin America) and 37.2% ($85.1 million United States export and $116.2 million Latin America) in the fiscal years ended June 30, 2011 and 2010, respectively, consisted of sales to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina.

10.  Significant Vendors

During the year ended June 30, 2011, the Company purchased approximately 53.2% (17.2%, 12.1%, 12.0%, and 11.9%) of its product from four vendors. During the year ended June 30, 2010, the Company purchased approximately 43.2% (16.7%, 15.2%, and 11.3%) of its product from three vendors.

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

We are exposed to market risks from changes in interest rates, which may affect our operating results and financial position. We reduce our risks from interest rate fluctuations through the use of an interest rate swap contract (see Note 4). This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. We endeavor to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. We have determined that our interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a discounted cash flow valuation model which includes inputs other than quoted market prices that are both observable and unobservable. The fair value, not in the Company’s favor, of the interest rate swap was $351,000 and $347,000 at June 30, 2011 and 2010, respectively and is included in accrued and other current liabilities.

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

13.  Employment Agreements

The Company has employment agreements with certain key executives which expire at various dates through July 1, 2013. Under such agreements SED is obligated to pay $340,000 during fiscal 2012 and $340,000 for fiscal 2013. One agreement also calls for a bonus, based on Company performance goals, of between 10% and 50% of base pay of $340,000 in each of those two years. The agreements also provide for a severance payment should the individual be terminated without cause.

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

15.  Subsequent Event

On August 15, 2011, SED, in conjunction with Gordon Brothers Group, LLC, acquired substantially all of the assets of ArchBrook Laguna, LLC. Specifically, SED purchased certain items including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna, LLC. including those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, personal care products, and consumer electronics. SED also purchased certain other inventory items previously owned by ArchBrook Laguna, LLC. The total purchase price of approximately $5,000,000 was paid in cash. This acquisition enhances the product lines already distributed by SED and will establish a location for SED in the Northeast. It is management’s intention to employ certain personnel of the former Lehrhoff subsidiary and to continue to operate this enterprise going forward as a separate division of SED.