Form 10-Q
period 2011-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2011-11-10
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-16345

SED International Holdings, Inc.
(Exact Name of Registrant as Specified in Its Charter)

GEORGIA	22-2715444
(State of Incorporation)	(I.R.S. Employer Identification No.)

3505 NEWPOINT PLACE, SUITE 450, LAWRENCEVILLE, GEORGIA 30043
(Address, including zip code, of Principal Executive Offices)

(770) 491-8962
(Registrant’s telephone number, including area code)

4916 NORTH ROYAL ATLANTA DRIVE, TUCKER, GEORGIA 30084-3031
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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 1, 2011 was 4,954,714 shares.

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

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	September 30, 2011	June 30, 2011
	(Unaudited)	(Note 1)

ASSETS

Current assets:
Cash and cash equivalents	$4,247	$4,751
Trade accounts receivable, less allowance for doubtful accounts of $817 and $783, respectively	64,845	64,335
Inventories	67,429	63,359
Deferred tax assets, net	441	443
Other current assets	9,816	6,617
Total current assets	146,778	139,505
Property and equipment, net	2,742	1,928
Intangible assets, net	352	–
Total assets	$149,872	$141,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$71,104	$70,681
Accrued and other current liabilities	9,013	9,581
Revolving credit facilities	48,530	38,430
Total liabilities	128,647	118,692

Commitments and Contingencies

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	–	–
Common stock, $.01 par value; 100,000,000 shares authorized; 7,072,473 shares issued and 4,940,999 shares outstanding at September 30, 2011 and 6,979,161 shares issued and 4,867,697 shares outstanding at June 30, 2011	70	70
Additional paid-in capital	70,763	70,648
Accumulated deficit	(30,942)	(30,112)
Accumulated other comprehensive loss	(3,875)	(3,171)
Treasury stock, 2,131,474 shares and 2,111,464 shares, at cost	(14,791)	(14,694)
Total shareholders’ equity	21,225	22,741
Total liabilities and shareholders’ equity	$149,872	$141,433

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Net sales	$155,839	$141,678
Cost of sales	148,320	134,519
Gross profit	7,519	7,159

Selling, general and administrative	7,915	6,364
Depreciation and amortization	125	96
Foreign currency transaction loss (gain)	651	(447)
Acquisition-related costs	370	-
Total operating expense	9,061	6,013
Operating (loss) income	(1,542)	1,146

Interest income	(8)	(16)
Interest expense	304	232
Gain on acquisition	(998)	-
(Loss) Income before income taxes	(840)	930
Income tax (benefit) expense	(10)	192
Net (loss) income	$(830)	$738

Basic (loss) income per common share	$(0.18)	$0.16
Diluted (loss) income per common share	$(0.18)	$0.15

Weighted average number of common shares outstanding:
Basic	4,685,000	4,674,000
Diluted	4,685,000	5,076,000

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended September 30,
	2011	2010
Operating activities:
Net (loss) income	$(830)	$738
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	125	96
Deferred tax assets	(2)	(43)
Stock compensation	115	105
Gain from acquisition	(998)	−
Provision for losses on trade accounts receivable	76	78
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(1,353)	(3,137)
Inventories	26	(10,822)
Other current assets	(3,661)	(2,257)
Trade accounts payable	1,710	1,190
Accrued and other current liabilities	(200)	(722)
Net cash used in operating activities	(4,992)	(14,774)

Investing activities:
Purchases of equipment	(962)	(207)
Cash used in acquisition	(4,376)	−
Net cash used in investing activities	(5,338)	(207)

Financing activities:
Net borrowings under revolving credit facilities	10,091	13,549
Purchases of company common stock	(97)	(149)
Net cash provided by financing activities	9,994	13,400
Effect of exchange rate changes on cash and cash equivalents	(168)	209
Decrease in cash and cash equivalents	(504)	(1,372)
Cash and cash equivalents:
Beginning of year	4,751	7,445
End of year	$4,247	$6,073

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
 (Unaudited)

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia S.A.S., and Intermaco S.R.L., (collectively, “SED” or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012, or any other interim period. The June 30, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto, including Risk Factors, included in the SED’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on September 14, 2011.

2. Earnings (loss) per Common Share

Basic earnings (loss) per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Basic loss per share for the three months ended September 30, 2011 does not include the dilutive effect of options to purchase 57,500 shares of common stock and the dilutive effect of 223,320 shares of non-vested restricted stock due to their anti-dilutive effects. Included in diluted earnings per share for the three months ended September 30, 2010 are the dilutive effect of options to purchase 340,500 shares of common stock and the dilutive effect of 366,845 shares of non-vested restricted stock.

Components of basic and diluted (loss) earnings per share for the three months ended September 30, 2011 and 2010 were as follows (in thousands, except share and per share amounts):

	Three Months Ended September 30,
	2011	2010

Net (loss) income	$(830)	$738

Weighted average number of common shares outstanding - Basic	4,685,000	4,674,000
Effect of dilutive securities:
Non vested restricted stock	–	120,000
Stock options	–	282,000
Weighted average number of common shares outstanding - Diluted	4,685,000	5,076,000

Net (loss) income per share:
Basic	$(0.18)	$0.16
Diluted	$(0.18)	$0.15

3.  Acquisition

On August 15, 2011, SED purchased certain items including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna, LLC (“ABL”) including those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff Acquisition”), a distributor of small appliances, housewares, personal care products, and consumer electronics. SED also purchased certain other inventory items previously owned by ABL. Under the terms of the agreement, SED acquired the net assets for a purchase price of approximately $4.4 million in cash. This acquisition enhances the product lines already distributed by SED and will establish a location for SED in the Northeast United States. SED has employed certain personnel of the former Lehrhoff subsidiary and plans to operate this enterprise going forward as a separate division of SED.

The estimated fair value of the acquired assets of $5.4 million exceeded the $4.4 million cash consideration paid by SED, resulting in a gain of $1 million for the three months ended September 30, 2011. Certain final settlements have not been completed as of September 30, 2011, and therefore the total purchase price and the gain recognized may be revised in a subsequent period.

SED conducted a review to reassess whether it identified all the assets acquired and followed the required measurement procedures for the recognition of the fair value of net assets acquired. The review confirmed the calculation of the gain on acquisition.

The following table summarizes the estimated fair value of the assets acquired, gain on acquisition, and purchase price recognized on the acquisition date (in thousands):

Finished goods inventory	$5,022
Intangible assets, including customer lists and intellectual property	352
Assets acquired	5,374
Gain on acquisition	998
Total purchase price	$4,376

4.  Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive (loss) income. SED’s other comprehensive (loss) income is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes.

Comprehensive (loss) income, net of income taxes, for the three months ended September 30, 2011 and 2010, respectively, is as follows (in thousands):

	Three Months Ended September 30,
	2011	2010
Net (loss) income	$(830)	$738
Changes in foreign currency translation adjustments	(749)	456
Changes in fair value of interest rate swap contract	45	(137)
Comprehensive (loss) income	$(1,534)	$1,057

The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the three months ended September 30, 2011 and 2010 and, therefore, the comprehensive (loss) income for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3.9 million and $3.2 million at September 30, 2011 and June 30, 2011, respectively, and consisted of foreign currency translation adjustments of $3.6 million and $2.8 million, respectively, and $0.3 million and $0.4 million related to the interest rate swap contract, respectively.

5. Segment Reporting

SED operates in one business segment as a wholesale distributor of microcomputer and consumer electronics and small appliance products. SED operates in two geographic regions, the United States and Latin America/ Caribbean (combined as one in the table below). Sales of products between SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Financial information for continuing operations by geographic region is as follows (in thousands):

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2011
Net sales to unaffiliated customers	$121,389	$34,450	$—	$155,839
Gross profit	4,956	2,563	—	7,519
Foreign currency transaction gain	—	(651)	—	(651)
Operating loss	(1,092)	(450)	—	(1,542)
Interest expense, net	284	12	—	296
Gain on acquisition	(998)	—	—	(998)
Income tax expense (benefit)	16	(26)	—	(10)
Net loss	(394)	(436)	—	(830)
Total assets at September 30, 2011	125,973	36,524	(12,625)	149,872

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2010
Net sales to unaffiliated customers	$108,249	$34,541	$(1,112)	$141,678
Gross profit	5,198	1,961	—	7,159
Foreign currency transaction gain	—	(447)	—	(447)
Operating income	650	496	—	1,146
Interest expense (income), net	219	(3)	—	216
Income tax expense	16	176	—	192
Net income	415	323	—	738
Total assets at September 30, 2010	105,858	38,384	(13,471)	130,771

Net sales by product category is as follows (in thousands):
For the three months ended September 30,	Microcomputer Products	Consumer Electronics & Small Appliance Products	Total
2011	$140,213	$15,626	$155,839
2010	$123,614	$18,064	$141,678

Approximately 38.8% ($26 million United States export and $34.4 million Latin America) and 38.0% ($19.4 million United States export and $34.5 million Latin America) for the three months ended September 30, 2011 and 2010, respectively, consisted of sales to customers for export principally into Latin America, and the Caribbean area and direct sales to customers in Colombia and Argentina.

6. Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of Common Stock are available for awards. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of September 30, 2011, there were 169,506 shares of common stock available for future grants.

Stock Option Plans — At September 30, 2011, stock options for 57,500 shares were outstanding and were all exercisable with an aggregate intrinsic value of $30,050. During the quarter ended September 30, 2011, stock options for 102,500 shares were exercised on a cash-less basis which resulted in issuance of 40,302 shares of common stock.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of SED. At September 30, 2011, there were 223,320 shares of nonvested restricted stock issued and outstanding under the 2007 Plan.

Effective January 2011, non-employee Director base compensation includes a per annum rate of $35,000 of restricted shares of common stock which shall be paid quarterly. The number of shares to be issued to the Directors will be determined on the last day of each quarter based upon the market price of SED’s common stock as of that date. The restricted shares of common stock vest on the date of issuance.

Non vested restricted stock activity is as follows:
	Three Months Ended September 30,
	2011	Weighted Average Grant-Date Fair Value	2010	Weighted Average Grant-Date Fair Value
Shares of non vested restricted stock-beginning of period	178,890	$1.48	423,987	$1.48
Issued	53,010	$3.31	—	—
Vested	(8,580)	$2.27	(57,142)	$1.75
Forfeited	—	—	—	—
Shares of non vested restricted stock-end of period	223,320	$1.46	366,845	$1.44

Share-based compensation expense recognized during the three months ended September 30, 2011 and 2010 totaled approximately $0.1 million for 2011 and 2010. At September 30, 2011, there was $0.2 million of unrecognized compensation cost related to non-vested stock awards which SED expects to be recognized over the next thirty-three months.

The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date and amortized over a vesting period as stated in the restricted stock agreement.

Stock Repurchase Plan — During the three months ended September 30, 2011, SED repurchased 20,010 shares of its common stock under its stock repurchase plan for an aggregate amount of $96,360. For the three months ended September 30, 2010, SED repurchased 54,290 shares of its common stock under its repurchase plan for an aggregate amount of $0.1 million.

7.      Credit Facility and Bank Debt

SED currently maintains two credit facilities, one with Wells Fargo Bank (USA) and the other with Helm Bank (Colombia). The Wells Fargo Agreement provides for borrowings based on SED’s eligible accounts receivable and inventories as defined in the Agreement. SED amended its credit facility with Wells Fargo on February 1, 2011. This amendment increased the $50 million line of credit to $55 million and extended its term through January 1, 2015. On August 8, 2011 SED exercised its option to increase the credit facility to $60 million in connection with the Lehrhoff Acquisition. The Wells Fargo line of credit may be increased to $75 million in $5 million increments at SED’s discretion, if certain additional criteria are met.

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

The Wells Fargo Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $0.5 million under the Agreement. The Wells Fargo Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($6 million at September 30, 2011) at any time during the extended term of the Agreement, then SED must maintain a minimum fixed charge coverage ratio. SED’s availability did not fall below this requirement during the three months ended September 30, 2011. Dividend payments are restricted to $0.5 million under the Agreement. As of September 30, 2011, SED determined that it was in compliance with the Wells Fargo Agreement.

The amount available for borrowings under the Wells Fargo Agreement at September 30, 2011 was $8.2 million under the Wells Fargo Agreement, after deducting $4.2 million in reserves for outstanding letters of credit.

SED’s $5.1 million one year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum and expires in May 2012. The amount available for borrowings under the line of credit at September 30, 2011 is $3.2 million after deducting $1.9 million for outstanding letters of credit.

The carrying value of all bank debt at September 30, 2011 and June 30, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of September 30, 2011. SED recognizes the interest rate swap contract as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.5 million at September 30, 2011 and June 30, 2011and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

8. Fair Value Measurements

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

SED is exposed to market risks from changes in interest rates, which may affect its operating results and financial position. SED reduces its risks from interest rate fluctuations through the use of an interest rate swap contract (see Note 7). This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. SED endeavors to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. SED has determined that its interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a discounted cash flow valuation model which includes inputs other than quoted market prices that are both observable and unobservable.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SED International Holdings, Inc. (“SED”) distributes microcomputer and consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED purchases more than 17,000 products from approximately 170 vendors, including such market leaders such as Acer, Asus, Canon, Cuisinart, Epson, Hewlett-Packard, Hitachi, Lenovo, Lexmark, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital. Product categories offered include mass storage, desktop, tablet, laptop, imaging, televisions, audio video equipment, cameras, and small appliances. SED sells its products through a dedicated sales force to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States, Latin America, and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; Edison, New Jersey; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami, Florida. SED and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As hereinafter used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED and its wholly-owned subsidiaries.

On August 15, 2011 we acquired certain assets, intellectual property and the business of the Lehrhoff & Co., Inc. (“Lehrhoff”), a division of ABL for approximately $4.4 million. Lehrhoff has operated as a distributor of small appliances, housewares and personal care products, and for over 90 years, serving major retail chains and private retail establishments, Subsequent to the acquisition, Lehrhoff has operated as a division within SED. Lehrhoff had no sales outside of the U.S.

The following discussion should be read in conjunction with the condensed consolidated financial statements of SED and the notes thereto included in this quarterly report. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Results of Operations

The following table sets forth the amounts and as a percentage of net sales of certain line items from SED’s condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30
	2011		2010		$	%
	$	%	$	%	Change	Change

Net sales	155,839	100.0%	141,678	100.00%	14,161	10.0%
Cost of sales	148,320	95.18%	134,519	94.95%	13,801	10.3%
Gross profit	7,519	4.82%	7,159	5.05%	360	5.0%

Operating expenses:
Selling, general and administrative	7,915	5.08%	6,364	4.49%	1,551	24.4%
Depreciation and amortization	125	.08%	96	.07%	29	30.2%
Foreign currency transaction loss (gain)	651	.42%	(447)	(.32)%	1,098	(245.6)%
Acquisition-related	370	.23%	–	–	370	–
Total operating expenses	9,061	5.81%	6,013	4.24%	3,048	50.7%
Operating (loss) income	(1,542)	(.99)%	1,146	.81%	(2,688)	(234.6)%
Interest income	(8)	(.01)%	(16)	(.01)%	(8)	(50.0)%
Interest expense	304	.20%	232	.16%	72	31.0%
Gain from acquisition	(998)	(.64)%	–	–	(998)	–
(Loss) income before income taxes	(840)	(.54)%	930	.66%	(1,770)	(190.3)%
Income tax (benefit) expense	(10)	(.01)%	192	.14%	(202)	(105.2)%
Net (loss) income	(830)	(.53)%	738	.52%	(1,568)	(212.5)%

Three Months Ended September 30, 2011 and 2010

Net sales. Net sales for the three months ended September 30, 2011 were $155.8 million, an increase of $14.1 million or 10.0% (less than 10.1% currency adjusted) compared with $141.7 million for the three months ended September 30, 2010. Sales in the quarter ended September 2011 included $0.7 million of sales from the Lehrhoff division, all of which were consumer electronics and small appliance products and sold in the U.S. Excluding Lehrhoff, SED sales in the September 2011 quarter were $155.1 million an increase of $13.5 million or 9.5% compared with the comparable period in 2010.

Microcomputer products sales were $140.2 million for the three months ended September 30, 2011, an increase of 13.4% over similar product sales of $123.6 million reported for three months ended September 30, 2010. The increase in microcomputer product sales was due primarily to volume increases across all regions and was driven by increased sales of laptop and computers, consumables including printers and supplies, hard drives and other computer related components. Sales also reflected SED’s growth in e-commerce distribution.

Consumer electronics and small appliance sales, all of which were in the U.S., for the three months ended September 30, 2011 were $15.6 million, a decrease of 13.5% compared to $18.1 million for the comparable period in 2010. Excluding Lehrhoff, consumer electronics and small appliance sales were $14.9 million for the three months ended September 30, 2011, a decrease of 17.6%. The decrease in consumer electronics sales was due primarily to declines in market prices for televisions products and to declines in SED’s unit sales volumes in this product category.

The sales mix of SED total sales including Lehrhoff, sales of microcomputer products represented approximately 90.0% of SED’s first quarter net sales compared to 87.2% for the comparable period last year. Sales of consumer electronics and small appliance products accounted for approximately 10.0% of SED’s third quarter net sales compared to 12.8% for the comparable period last year.

Comparative revenues by geography are summarized below (in millions except for percentage amounts):

	Three Months Ended September 30
	2011		2010
	$	%	$	%	$ Change	% Change

United States
Domestic	$95.4	61.2%	$87.8	62.0%	$7.6	8.7%
Export (net of elimination)	26.0	16.7%	19.4	13.7%	6.6	34.0%
Latin America	34.4	22.1%	34.5	24.3%	(0.1)	(0.3)%
Consolidated	$155.8	100.0%	$141.7	100.0%	$14.1	10.0%

U.S. domestic revenues were $95.4 million (including $0.7 million for Lehrhoff) for the three months ended September 30, 2011 compared with $87.8 million for the comparable period in 2010. The increase in 2011 was due to volume increases in laptop computer, hard drive and other computer product sales. U.S. export revenues, net of eliminations, were $26 million and $19.4 million for the three months ended September 30, 2011 and 2010, respectively. The increase was due to increases in sales of computer products, printers and consumable printer products. U.S. domestic and export sales growth reflected increases in sales of microcomputer products offset by declines in sales of consumer electronics and small appliance products. Latin America sales were $34.4 million and $34.5 million for the three months ended September 30, 2011 and 2010, respectively, a decrease of 0.3% (5.6% currency adjusted) due to increases in sales of computer products, printers and consumables.

Gross Profit Margins. SED gross profit for the three months ended September 30, 2011 was $7.5 million or 4.8% of net sales and an increase of $0.3 million or 5.0% compared with gross profit of $7.2 million for the comparable period in 2010. Excluding Lehrhoff, gross profit for the three months ended September 30, 2011 was $7.4 million or 4.8% of sales compared with 5.1% for the comparable period in 2010. The decline in gross margin was due primarily to product mix, which included a higher percentage of lower margin hard drive sales, as well as pricing pressures in that product sector. Additionally, SED experienced slightly lower margins in its US export business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, including Lehrhoff were $7.9 million for the three months ended September 2011, an increase of $1.5 million or 24.4% compared with $6.4 million reported for the comparable period in 2010. Lehrhoff related selling, general and administrative expenses and excluding acquisition related expenses amounted to $0.6 million and consisted primarily of personnel and related expenses, lease and facility expenses, and other miscellaneous expenses.

Excluding Lehrhoff, selling, general and administrative expenses were $7.3 million for the three months ended September 2011, an increase of $0.9 million or 14.9% over the comparable period in 2010. The $0.9 million increase was attributed primarily to (i) an increase of approximately $0.3 million in wages arising from selective headcount additions plus certain wage increases including statutorily mandated increases in Colombia and Argentina; (ii) $0.2 million in increased commissions related to the increase in SED’s sales; (iii) $0.2 million due to management severance expenses in South America and (iv) $0.2 million related to increase in various expenses including relocation expenses, banking related transactional fees, stock exchange listing fees, professional fees, and local taxes in South America.

Depreciation and Amortization. Depreciation and amortization was $0.1 million for the three months ended September 30, 2011 and 2010.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currency resulted in a foreign currency transaction loss totaling $0.7 million for the three months ended September 30, 2011 as compared to a gain of $0.4 million for the quarter ended September 30, 2010, a $1.1 million unfavorable change year over year.

Acquisition-related cost. Acquisition-related expenses associated with the acquisition of the Lehrhoff assets for the three months ended September 30, 2011 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction.

Operating Income: For the three months ended September 30, 2011 SED reported an operating loss of $1.5 million compared with operating income of $1.1 million for the comparable period in 2010. The operating loss in 2011 included an operating loss of $0.9 million from the Lehrhoff division which reflected acquisition related expenses as well as expenses incurred while starting up operations under SED. The change was also attributed to (i) an increase in gross profit of $0.3 million offset by, (ii) a $1.1 million difference in foreign currency translation year-over-year, (iii) $0.2 million for severance provision, and (iv) an increase in SG&A of $0.8 million.

Excluding Lehrhoff, SED reported an operating loss of $0.6 million for the three months ended September 30, 2011 compared with operating income of $1.1 million for the comparable period in 2010. The change year over year of $1.7 million was attributed primarily to $1.1 million related to the unfavorable foreign currency exchange rates from our Colombia and Argentina subsidiaries, severance pay in Argentina of $0.2 million and an increase in SG&A (excluding termination costs) of $0.8 million, offset by an increase in gross profit of $0.3 million attributed to higher sales volumes in fiscal 2011.

Gain from Acquisition. During the three months ended September 30, 2011, we acquired certain items including finished goods inventories, customer and supplier lists, and intellectual property of Lehrhoff. The estimated fair value of the acquired assets of $5.4 million exceeds the $4.4 million cash consideration paid resulting in a bargain purchase gain of $1 million.

Interest Income. Interest income was $8,000 and $16,000 for the three months ended September 30, 2011 and 2010, respectively.

Interest Expense. Interest expense was $0.3 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively. This change resulted primarily from higher average loan balances.

Provision for Income Taxes. An income tax benefit of $10,000 was recorded for the three months ended September 30, 2011 as compared to an expense of $0.2 million for the quarter ended September 30, 2010. The provision is primarily related to income or losses generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Net Income. SED’s net loss for the three months ended September 30, 2011 was $0.8 million inclusive of a gain from acquisition in the amount of $1 million and a net loss incurred by Lehrhoff of $0.9 million including acquisition related expenses. Excluding Lehrhoff, SED’s net loss for the three months ended September 30, 2011 was $0.9 million compared with net income of $0.7 million for the comparable period in 2010 or a change year over year of $1.7 million. The change was attributed to items before tax effect of (i) increase in gross profit by $0.3 million offset by, (ii) $1.1 million difference in foreign currency translation, (iii) $0.2 million for severance provision, (iv) an increase in SG&A of $0.8 million offset by, and (v) a change in income tax provision of $0.2 million year over year.

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

The functional currency for SED’s international subsidiaries is the local currency of the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At September 30, 2011, SED did not hold any short-term forward exchange contracts.

SED’s revolving credit facility is currently a variable rate facility. SED has entered into an interest rate swap contract to reduce the impact of the fluctuations in the interest rate on $15 million notional amount of the obligation under its revolving credit facility with Wachovia, which expires on January 26, 2013.

Inflation and Price Levels

Inflation has not had a significant impact on SED’s overall business because of the typically decreasing costs of products sold by SED and the fact that we also receive price protection from vendors for a significant portion of our inventory. In the event a vendor or competitor reduces its prices for goods purchased by SED prior to SED’s sale of such goods, we generally have been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for credit.

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

Liquidity and Capital Resources

Overview. At September 30, 2011, SED had cash and cash equivalents totaling $4.2 million and working capital of approximately $18.1 million. At September 30, 2011, SED’s availability under its credit facilities was approximately $11.4 million, after deducting $6.1 million in reserves for outstanding letters of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its revolving credit facilities with Wells Fargo Bank (USA) and Helm Bank (Colombia). SED’s U.S. accounts receivable and inventories collateralize SED’s borrowings from Wells Fargo. SED amended its credit facility with Wells Fargo on February 1, 2011, to increase the $50 million line of credit to $55 million and extended its term through January 1, 2015. The Wells Fargo line of credit may be increased to $75 million in $5 million increments at SED’s discretion if certain criteria are met. SED signed an amendment with Wells Fargo in August 2011 which increased borrowing availability from $55 million to $60 million as permitted in the February 2011 extension. Cash flows from the increase in the line of credit were used to fund the acquisition of Lehrhoff as described in Note 3 to the consolidated financial statements (“Acquisition”).

SED also maintains a $5.1 million unsecured one-year credit line with Helm Bank in Colombia that expires in May 2012.

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of September 30, 2011, SED was in compliance with the requirements of the Wells Fargo credit facility and Helm Bank credit facility agreements and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash used in operating activities was $5 million for the three months ended September 30, 2011, a decrease of $9.8 million as compared to approximately $14.8 million used in operating activities for the three months ended September 30, 2010. The decrease is primarily attributable to a decrease in inventories and other assets. Changes in operating assets and liabilities during the three months ended September 30, 2011 are as follows:

Including the effect of the Lehrhoff Acquisition of $4.4 million, which is in financing activities, inventories increased $4.0 million to $67.4 million at September 30, 2011 from $63.4 million at June 30, 2010. The increase is primarily attributable to the addition inventory acquired in Lehrhoff Acquisition. SED continues to monitor and adjust inventory levels according to current and projected sales volumes and also to take advantage of vendor buy-in opportunities that are available to it from time to time.

Other current assets increased to $9.8 million at September 30, 2011 from $6.6 million at June 30, 2011. This was primarily due to increases in prepaid withholding taxes required in Latin America.

Trade accounts payable increased by $0.4 million to $71.1 million at September 30, 2011 compared to $70.7 million at September 30, 2010 due to a net increase in inventory purchases.

Accrued and other current liabilities decreased to $9 million at September 30, 2011 from $9.6 million as of June 30, 2011.

SED’s cash flows are affected by the changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of using $0.2 million in cash for the three months ended September 30, 2011 as compared to providing $0.2 million in for the three months ended September 30, 2010.

Financing Activities. Net borrowings under the credit facilities increased by approximately $10.1 million to $48.5 million at September 30, 2011 compared to $38.4 million at June 30, 2011. The increase was due to the estimated settlement receivable from the Lehrhoff Acquisition as well as increases in accounts receivable, prepaid inventory and Latin America withholding taxes within other assets.

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

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $0.5 million under the Agreement. The Wells Fargo Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($6 million at September 30, 2011) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required. SED’s availability did not fall below this requirement during the three months ended September 30, 2011. Dividends are limited to $0.5 million under the Agreement. As of September 30, 2011, SED determined that it was in compliance with the Wells Fargo Agreement. There is an SED stock buy-back limit included in the Wells Fargo Agreement. SED was in compliance with that limit.

SED’s $5.1 million one-year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum and expires in May 2012.

Available borrowings under these credit facilities at September 30, 2011 were $8.2 million under the Wells Fargo Agreement, after deducting $4.2 million in reserves for its outstanding letters of credit, and $3.2 million under the Helm Bank line of credit after deducting $1.9 million in reserves for its outstanding letters of credit.

The carrying value of all bank debt at September 30, 2011 and June 30, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited does not include Wells Fargo’s markup of 1.5% as of September 30, 2011. SED recognizes the interest rate swap contract derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.5 million and $0.6 million as of September 30, 2011 and 2010, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On October 1, 2011 SED issued an aggregate of 13,715 shares of restricted common stock from its 2009 Incentive Compensation Plan, with a market value of approximately $44,000, to the five non-management members of its Board of Directors (the “Board”) under its director compensation plan for 2012 calendar year services. Shares are issued quarterly under the director compensation plan. The aforementioned shares of restricted common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Sections 4(2) and 4(5) of the Act. Appropriate restrictive legends were imprinted on the back of each issued stock certificate.

Company Purchases of its Equity Securities

Since the adoption of our share repurchase plan in August 2009 continuing through September 30, 2011, we repurchased an aggregate of 481,925 shares of our common stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate. As set forth in the table below, during the three months ended September 30, 2011, we repurchased 20,010 of shares of our common stock under our repurchase plan.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2011	13,460	$4.96	13,460	$29,881
August 2011	6,550	$4.52	6,550	$287
September 2011	-	-	-	$287
Total	20,010	$4.82	20,010

ITEM 3.    Defaults Upon Senior Securities

None.

ITEM 4.    [REMOVED AND RESERVED]

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

Exhibits	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

*Filed Herewith

**Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)

Date: November 10, 2011	/s/ Jonathan Elster
Jonathan Elster
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2011	/s/ J. Stanley Baumgartner, Jr.
J. Stanley Baumgartner, Jr.
Chief Financial Officer
(Principal Financial and Accounting Officer)