Form 10-Q
period 2011-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2012-02-09
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Yes ☐   No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 1, 2012 was 4,952,352 shares.

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

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2011	June 30, 2011
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,461	$4,751
Trade accounts receivables, less allowance for doubtful accounts of $874 and $783, respectively	58,450	64,335
Inventories	55,671	63,359
Deferred tax assets, net	535	443
Other current assets	9,022	6,617
Total current assets	131,139	139,505
Property and equipment, net	3,351	1,928
Intangible assets, net	323	—
Total assets	$134,813	$141,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$63,996	$70,681
Accrued and other current liabilities	10,535	9,581
Revolving credit facilities	35,288	38,430
Total current liabilities	109,819	118,692

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value;129,500 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 7,086,188 shares issued and 4,952,352 shares outstanding at December 31, 2011 and 6,979,161 shares issued and 4,867,697 shares outstanding at June 30, 2011	70	70
Additional paid-in capital	70,878	70,648
Accumulated deficit	(27,176)	(30,112)
Accumulated other comprehensive loss	(3,987)	(3,171)
Treasury stock 2,133,836 shares and 2,111,464 shares, at cost	(14,791)	(14,694)
Total shareholders' equity	24,994	22,741
Total liabilities and shareholders' equity	$134,813	$141,433

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$150,925	$156,950	$306,764	$298,629
Cost of sales	137,287	147,803	285,607	282,322
Gross profit	13,638	9,147	21,157	16,307

Selling, general and administrative expense	8,894	7,225	16,809	13,590
Depreciation and amortization expense	187	117	312	213
Foreign currency transaction loss	282	568	933	121
Acquisition-related costs	—	—	370	—
Total operating expenses	9,363	7,910	18,424	13,924
Operating income	4,275	1,237	2,733	2,383

Interest income	(7)	(11)	(15)	(27)
Interest expense	395	263	699	495
Gain on acquisition	—	—	(998)	—
Income before income taxes	3,887	985	3,047	1,915
Income tax expense	121	101	111	293
Net income	$3,766	$884	$2,936	$1,622

Basic income per common share:	$.79	$.19	$.61	$.35
Diluted income per common share:	$.78	$.18	$.60	$.32
Weighted average number of common shares outstanding:
Basic	4,779,000	4,583,000	4,815,000	4,629,000
Diluted	4,826,000	5,038,000	4,884,000	5,056,000

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2011	2010
Operating activities:
Net income	$2,936	$1,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	312	213
Deferred tax assets	(130)	(49)
Stock compensation	229	165
Gain from acquisition	(998)	—
Provision for losses on trade accounts receivable	221	550
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	4,617	(6,829)
Inventories	11,543	(7,022)
Other current assets	(2,896)	(2,553)
Trade accounts payable	(5,057)	1,815
Accrued and other current liabilities	1,444	(1,579)
Net cash provided by (used in) operating activities	12,221	(13,667)

Investing activities:
Purchases of equipment	(1,721)	(698)
Cash used in acquisition	(4,376)	—
Net cash used in investing activities	(6,097)	(698)

Financing activities:
Net (repayments) borrowings under revolving credit facilities	(3,142)	12,200
Purchases of company common stock	(97)	(410)
Net cash (used in) provided by financing activities	(3,239)	11,790
Effect of exchange rate changes on cash and cash equivalents	(175)	(101)
Net increase (decrease) in cash and cash equivalents	2,710	(2,676)
Cash and cash equivalents:
Beginning of period	4,751	7,445
End of period	$7,461	$4,769

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1.   Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia S.A.S., and Intermaco S.R.L., (collectively, “SED” or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012, or any other interim period. The June 30, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto, including Risk Factors, included in the SED’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on September 14, 2011.

2.   Earnings per Common Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per share for the three and six months ended December 31, 2011 are the dilutive effect of options to purchase 57,500 shares of common stock and the dilutive effect of 52,069 shares of non vested restricted stock. Included in the dilutive earnings per share for the three and six months ended December 31, 2010 are the dilutive effect of options to purchase 340,500 shares of common stock and the dilutive effect of 376,845 shares on non vested restricted stock.

Components of basic and diluted earnings per share for the three and six months ended December 31, 2011 and 2010 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010

Net income	$3,766	$884	$2,936	$1,622

Weighted average number of common shares outstanding - Basic	4,779,000	4,583,000	4,815,000	4,629,000
Effect of dilutive securities:
Stock options	47,000	154,000	50,000	141,000
Non vested restricted stock	—	301,000	19,000	286,000
Weighted average number of common shares outstanding - Diluted	4,826,000	5,038,000	4,884,000	5,056,000

Net income per share:
Basic	$0.79	$0.19	$0.61	$0.35
Diluted	$0.78	$0.18	$0.60	$0.32

3.   Acquisition

On August 15, 2011, SED purchased certain items including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, personal care products, and consumer electronics. Under the terms of the agreement, SED acquired the net assets for a purchase price of approximately $4.4 million in cash. SED has also employed certain personnel of the former Lehrhoff subsidiary.

The estimated fair value of the acquired assets of $5.4 million exceeded the $4.4 million paid by SED, resulting in a gain of $1 million in the three months ended September 30, 2011. Certain final settlements have not been completed as of December 31, 2011 and, therefore, the total purchase price and the gain recognized may be revised in a subsequent period.

SED conducted a review to reassess all the assets acquired and followed the required measurement procedures for the recognition of the fair value of net assets acquired. The review confirmed the calculation of the gain on acquisition.

The following table summarizes the estimated fair value of the assets acquired, gain on acquisition, and purchase price recognized on the acquisition date (in thousands):

Finished goods inventory	$5,022
Intangible assets, including customer lists and intellectual property	352
Assets acquired	5,374
Gain on acquisition	998
Total purchase price	$4,376

The products acquired from ABL enhanced existing product lines and will be sold both from the new Northeast U.S. distribution center and SED’s other U.S distribution centers while being fully integrated within SED’s existing sales and distribution network. Due to this integration, SED does not operate the Lehrhoff as a separate business unit and, as such, it is not practicable to report earnings separate from the consolidated financial statements of SED.

4.   Comprehensive Income

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

Comprehensive income, net of income taxes, for the three and six months ended December 31, 2011 and 2010, respectively, is as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2011	2010	2011	2010
Net income	$3,766	$884	$2,936	$1,622
Changes in foreign currency translation adjustments	(183)	(548)	(932)	(92)
Changes in fair value of interest rate swap contract	71	108	116	(29)
Comprehensive income	$3,654	$444	$2,120	$1,501

The deferred income tax asset related to the accumulated other comprehensive income was fully offset by a valuation allowance as of the beginning and end of the three and six months ended December 31, 2011 and 2010 and, therefore, the comprehensive income for these periods had no income tax effect.

Accumulated other comprehensive income included in shareholders’ equity totaled $4.0 million and $3.2 million at December 31, 2011 and June 30, 2011, respectively, and consisted of foreign currency translation adjustments of $3.8 million and $2.8 million, respectively, and $0.2 million and $0.4 million related to the interest rate swap contract, respectively.

5.   Segment Reporting

SED operates in one business segment as a wholesale distributor of microcomputer, consumer electronics, and small appliance products. SED operates in two geographic regions, the United States and Latin America/ Caribbean (combined as one in the table below). Sales of products between SED's geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2011
Net sales to unaffiliated customers	$117,411	$33,555	$(41)	$150,925
Gross profit	10,942	2,696	—	13,638
Foreign currency transaction loss	—	282	—	282
Operating income	4,027	248	—	4,275
Interest expense, net	345	43	—	388
Income tax expense	34	87	—	121
Net income	3,648	118	—	3,766
Total assets at December 31, 2011	110,424	37,199	(12,810)	134,813

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2010
Net sales to unaffiliated customers	$123,701	$33,876	$(627)	$156,950
Gross profit	6,259	2,888	—	9,147
Foreign currency transaction loss	—	568	—	568
Operating income	907	330	—	1,237
Interest expense, net	252	—	—	252
Income tax expense	4	97	—	101
Net income	651	233	—	884
Total assets at December 31, 2010	104,715	36,545	(13,356)	127,904

Net sales by product category is as follows:

For the three months ended December 31,	Microcomputer Products	Consumer Electronics & Small Appliance Products	Total
2011	$125,682	$25,243	$150,925
2010	$138,007	$18,943	$156,950

Approximately 35.7% ($20.3 million United States export and $33.6 million Latin America) and 34.5% ($20.3 million United States export, net of ($0.6) million elimination, and $33.9 million Latin America) for the three months ended December 31, 2011 and 2010, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2011
Net sales to unaffiliated customers	$238,800	$68,005	$(41)	$306,764
Gross profit	15,898	5,259	—	21,157
Foreign currency transaction loss	—	933	—	933
Operating income (loss)	2,934	(201)	—	2,733
Interest expense, net	629	55	—	684
Gain on acquisition	998	—	—	998
Income tax expense	50	61	—	111
Net income (loss)	3,253	(317)	—	2,936
Total assets at December 31, 2011	110,424	37,199	(12,810)	134,813

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2010
Net sales to unaffiliated customers	$231,950	$68,417	$(1,738)	$298,629
Gross profit	11,457	4,850	—	16,307
Foreign currency transaction loss	—	121	—	121
Operating income	1,557	826	—	2,383
Interest expense (income), net	471	(3)	—	468
Income tax expense	20	273	—	293
Net income	1,066	556	—	1,622
Total assets at December 31, 2010	104,715	36,545	(13,356)	127,904

Net sales by product category is as follows:

For the six months ended December 31,	Micro-Computer Products	Consumer Electronics & Small Appliance Products	Total
2011	$265,895	$40,869	$306,764
2010	$261,652	$36,977	$298,629

Approximately 37.3% ($46.4 million United States export and $68 million Latin America) and 36.2% ($39.7 million United States export, net of ($1.7) million elimination, and $68.4 million Latin America) for the six months ended December 31, 2011 and 2010, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina

6.   Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of Common Stock are available for awards. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of December 31, 2011, there were 151,651 shares of common stock available for future grants.

Stock Option Plans — At December 31, 2011, stock options for 57,500 shares were outstanding and were all exercisable with an aggregate intrinsic value of $30,050. During the six months ended December 31, 2011, stock options for 102,500 shares were exercised on cash-less basis which resulted in the issuance of 40,302 shares of our common stock.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of SED. At December 31, 2011, all shares were vested under the 2007 Plan.

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

Non vested restricted stock activity is as follows:

	Six Months Ended December 31,
	2011	Weighted Average Grant- Date Fair Value	2010	Weighted Average Grant- Date Fair Value
Shares of non vested restricted stock-beginning of period	178,890	$1.61	423,987	$1.48
Issued	66,725	$3.83	10,000	$2.38
Vested	(191,184)	$1.72	(57,142)	$1.75
Forfeited	(2,362)	$5.10	—	—
Shares of non vested restricted stock-end of period	52,069	$3.87	376,845	$1.47

Share-based compensation expense recognized during the three months ended December 31, 2011 and 2010 totaled approximately $0.1 million for 2011 and 2010. Share-based compensation expense recognized during the six months ended December 31, 2011 and 2010 totaled approximately $0.2 million for 2011 and 2010. At December 31, 2011, there was $0.1 million of unrecognized compensation cost related to non-vested stock awards which SED expects to be recognized over the next thirty months.

The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date and amortized over a vesting period as stated in the restricted stock agreement.

Stock Repurchase Plan — For the six months ended December 31, 2011, SED repurchased 20,010 shares of its common stock under its stock repurchase plan for an aggregate amount of $96,360. During the six months ended December 31, 2010, SED repurchased 141,290 shares of its common stock under a stock repurchase plan for an aggregate amount of $0.4 million.

7.   Credit Facility and Bank Debt

SED currently maintains two credit facilities, one with Wells Fargo Bank (USA) and the other with Helm Bank (Colombia). The Wells Fargo Agreement provides for borrowings based on SED’s eligible accounts receivable and inventories as defined in the Agreement. SED amended its credit facility with Wells Fargo on February 1, 2011 which increased the $50 million line of credit to $55 million and extended its term through January 1, 2015. On August 8, 2011, SED exercised its option to increase the credit facility to $60 million. The Wells Fargo line of credit may be increased to $75 million in $5 million increments at SED’s discretion, if certain criteria are met.

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement which are (a) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $0.5 million under the Agreement. The Wells Fargo Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($6 million at December 31, 2011) at any time during the extended term of the Agreement, then SED must maintain a minimum fixed charge coverage ratio. SED’s availability did not fall below this requirement during the three months ended December 31, 2011. Dividend payments are restricted to $0.5 million under the Agreement. As of December 31, 2011, SED determined that it was in compliance with the Wells Fargo Agreement.

The amount available for borrowings under the Wells Fargo Agreement at December 31, 2011 was $17.0 million, after deducting $3.4 million in reserves for outstanding letters of credit.

SED’s $5.1 million one year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum and expires in May 2012. The amount available for borrowings under the line of credit at December 31, 2011 is $3.2 million after deducting $1.9 million for outstanding letters of credit.

The carrying value of all bank debt at December 31, 2011 and June 30, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of December 31, 2011. SED recognizes the interest rate swap contract as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.4 million at December 31, 2011 and $0.6 million at June 30, 2011 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

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

Overview

SED International Holdings, Inc. (“SED”) distributes microcomputer and consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED purchases more than 17,000 products from approximately 170 vendors, including market leaders such as Acer, Asus, Canon, Cuisinart, Epson, Hewlett-Packard, Hitachi, Lenovo, Lexmark, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital. Product categories offered include mass storage, desktop, tablet, laptop, imaging, televisions, audio video equipment, cameras, and small appliances. SED sells its products through a dedicated sales force to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States, Latin America, and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; Edison, New Jersey; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami, Florida. SED and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As hereinafter used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED and its wholly-owned subsidiaries.

On August 15, 2011 we acquired, for approximately $4.4 million, certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff, a distributor of small appliances, housewares, personal care products, and consumer electronics. Lehrhoff had operated as a distributor of small appliances, housewares and personal care products for over 90 years, serving major retail chains and private retail establishments in the U.S. The products acquired from ABL enhanced existing product lines and will be sold both from a new Northeast U.S. distribution center now being established and from SED’s other U.S distribution centers while being fully integrated within SED’s existing sales and distribution network.

The following discussion should be read in conjunction with the condensed consolidated financial statements of SED and the notes thereto included in this quarterly report. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Results of Operations

The following table sets forth, for the periods indicated, the amounts and percentage of net sales of certain line items from SED’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended December 31,
	2011		2010		$	%
	$	%	$	%	Change	Change

Net sales	150,925	100.00%	156,950	100.00%	(6,025)	(3.8)%
Cost of sales	137,287	90.96%	147,803	94.17%	(10,516)	(7.1)%
Gross profit	13,638	9.04%	9,147	5.83%	4,491	49.1%

Operating expenses:
Selling, general and administrative	8,894	5.89%	7,225	4.60%	1,669	23.1%
Depreciation and amortization	187	.12%	117	.08%	70	59.8%
Foreign currency transaction loss	282	.19%	568	.36%	(286)	(50.4)%
Acquisition-related costs	–	–	–	–	–	–
Total operating expenses	9,363	6.20%	7,910	5.04%	1,453	18.4%
Operating income	4,275	2.84%	1,237	.79%	3,038	245.6%
Interest income	(7)	.00%	(11)	(.01)%	(4)	(36.4)%
Interest expense	395	.26%	263	.17%	132	50.2%
Gain from acquisition	–	–	–	–	–	–
Income before income taxes	3,887	2.58%	985	.63%	2,902	294.6%
Income tax expense	121	.08%	101	.07%	20	19.8%
Net income	3,766	2.50%	884	.56%	2,882	326.0%

	Six Months Ended December 31,
	2011		2010		$	%
	$	%	$	%	Change	Change

Net sales	306,764	100.00%	298,629	100.00%	8,135	2.7%
Cost of sales	285,607	93.10%	282,322	94.54%	3,285	1.2%
Gross profit	21,157	6.90%	16,307	5.46%	4,850	29.7%

Operating expenses:
Selling, general and administrative	16,809	5.48%	13,590	4.55%	3,219	23.7%
Depreciation and amortization	312	.10%	213	.07%	99	46.5%
Foreign currency transaction loss	933	.30%	121	.04%	812	671.1%
Acquisition-related costs	370	.12%	–	–	370	–
Total operating expenses	18,424	6.00%	13,924	4.66%	4,500	32.3%
Operating income	2,733	.90%	2,383	.80%	350	14.7%
Interest income	(15)	.00%	(27)	(.01)%	(12)	(44.4)%
Interest expense	699	.23%	495	.17%	204	41.2%
Gain from acquisition	(998)	(.33)%	–	–	998	–
Income before income taxes	3,047	1.00%	1,915	.64%	1,132	59.1%
Income tax expense	111	.04%	293	.10%	(182)	(62.1)%
Net income	2,936	.96%	1,622	.54%	1,314	81.0%

Three Months Ended December 31, 2011 and 2010

Net sales. Net sales for the three months ended December 31, 2011 were $150.9 million, a decrease of $6 million or 3.8% (3.0% currency adjusted) compared with $157.0 million for the three months ended December 31, 2010. Sales in the quarter ended December 31, 2011 included U.S. sales of consumer electronics and small appliance products acquired from ABL.

Microcomputer product sales were $125.7 million for the three months ended December 31, 2011, a decrease of 8.9% over similar product sales of $138 million reported for December 31, 2010. The decrease in the microcomputer product sales were primarily attributable to the impact of the flooding in Thailand which interrupted hard drive production. We also had lower sales of products which utilize hard drives such as notebooks. While the volume of hard drives and related products decreased during the second quarter, we saw an increase in margins in those products due to reduced product availability. Sales of microcomputer products represented approximately 83.3% of SED’s second quarter net sales compared to 87.9% for the comparable period in 2010.

Consumer electronics and small appliance sales, all of which were in the U.S., for the three months ended December 31, 2011 were $25.2 million, an increase of 33.3% compared to $18.9 million for the comparable period in 2010. The increase was due primarily to the additional product categories acquired from ABL. Sales of consumer electronics products accounted for approximately 16.7% of SED’s second quarter net sales compared to 12.1% for the comparable period in 2010.

Comparative revenues by SED geography are summarized below (amounts in millions except for percentage amounts):

	Three Months Ended December 31,		Change
	2011	2010	Amount	Percent
United States
Domestic	$97.1	$102.8	$(5.7)	(5.5)%
Export (net of eliminations)	20.3	20.3	(0.0)	–
Total U.S.	117.4	123.1	(5.7)	(4.6)%
Latin America	33.6	33.9	(0.3)	(0.9)%
Consolidated	$151.0	$157.0	$(6.0)	(3.8)%

U.S. domestic revenues were $97.1 million for the three months ended December 31, 2011 compared with $102.8 million for the same period in 2010. The decrease in 2011 was due to unit sale decreases in hard drives as mentioned above. U.S. export revenues, net of eliminations, were $20.3 million for the three months ended December 31, 2011 and 2010. Latin America sales were $33.6 million and $33.9 million for the three months ended December 31, 2011 and 2010, respectively, a decrease of 0.9% (increase of 3.1% currency adjusted).

Gross Profit Margins. Gross profit for the three months ended December 31, 2011 was $13.6 million, an increase of $4.5 million or 49.1% compared with $9.1 million for the same period in 2010. Gross margin improved, as a percentage of sales, to 9.0% for the quarter ended December 31, 2011 from 5.8% for the same period in 2010. The increased gross profit percent is attributable to higher than normal sales prices on hard drives due to inventory supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand, and higher margins earned on small appliances.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.9 million for the three months ended December 31, 2011, an increase of 23.1% compared with $7.2 million for the same period in 2010. The increase was primarily attributable to selective headcount increases, commissions related to the increase in sales and gross profit margins of hard drive products, and the Lehrhoff operating costs, which were partially offset by decreases in credit and collection expenses.

Depreciation and Amortization. Depreciation and amortization was $0.2 million for the three months ended December 31, 2011 compared with $0.1 million for the same period last year.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currency resulted in a foreign currency transaction loss totaling $0.3 million for the three months ended December 31, 2011 as compared to a loss of $0.6 million for the three months ended December 31, 2010.

Operating Income: For the three months ended December 31, 2011, SED reported operating income of $4.3 million compared with operating income of $1.2 million for the comparable period in 2010. The increase in operating income in 2011 was primarily attributable to higher margins of hard drive products sales due to inventory supply constraints and strong sales from key customer accounts.

Interest Income. Interest income was $7,000 and $11,000 for the three months ended December 31, 2011 and 2010, respectively.

Interest Expense. Interest expense was $0.4 million and $0.3 million for the three months ended December 31, 2011 and 2010, respectively. This change resulted primarily from higher average loan balances and a 0.25% increase in the borrowing rate.

Provision for Income Taxes. Income tax expense was $0.1 million for the three months ended December 31, 2011 and 2010. The provision is primarily related to income or losses generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Six Months Ended December 31, 2011 and 2010

Net sales. Net sales for the six months ended December 31, 2011 were $306.8 million, an increase of $8.2 million or 2.7% (3.2% currency adjusted) compared with $298.6 million for the six months ended December 31, 2010. Sales in the six months ended December 31, 2011 included U.S. sales of consumer electronics and small appliance products acquired from ABL.

Microcomputer product sales for the six months ended December 31, 2011 were $265.9 million an increase of 1.6% compared with $261.6 million for the six months ended December 31, 2010. Sales remained strong for laptop computers, consumables, and other computer product sales across all regions; however these increases were offset by the impact of the flooding in Thailand which interrupted the supply of hard drives. Sales of microcomputer products represented approximately 86.7% of SED’s net sales for the six months ended December 31, 2011, compared to 87.6% for the comparable period in 2010.

Consumer electronics sales and small appliances, all of which were in the U.S., were $40.9 million for the six months ended December 31, 2011, an increase of 10.5% compared with $37.0 million for the six months ended December 31, 2010. The increase was due primarily to the additional product categories acquired from ABL which were partially offset by a decrease in consumer electronics sales due to declines in market prices for television products and to declines in SED’s unit sales volumes in this product category. Sales of consumer electronics products accounted for approximately 13.3% of SED’s net sales for the six months ended December 31, 2011, compared to 12.4% for the comparable period in 2010.

Comparative revenues by SED geography are summarized below (in millions except for percentage amounts):

	Six Months Ended December 31,		Change
	2011	2010	Amount	Percent
United States
Domestic	$192.4	$190.5	$1.9	1.0%
Export (net of eliminations)	46.4	39.7	6.7	16.9%
Total U.S.	238.8	230.2	8.6	3.7%
Latin America	68.0	68.4	(0.4)	(0.6)%
Consolidated	$306.8	$298.6	$8.2	2.7%

Domestic revenues were $192.4 million and $190.5 million for the six months ended December 31, 2011 and 2010, respectively. Increase in domestic revenue is attributable to the additional revenue generated by sales of new products acquired from ABL, partially offset by a decrease in sales of hard drives. Export revenues, net of eliminations, were $46.4 million and $39.7 million for the six months ended December 31, 2011 and 2010, respectively. The increase was impacted by additional sales of computer products, printers and consumable printer products. Latin America sales were $68.0 million and $68.4 million for the six months ended December 31, 2011 and 2010, respectively, a decrease of 0.6% (increase of 1.6% currency adjusted).

Gross Profit Margins. Gross profit increased $4.9 million to $21.2 million for the six months ended December 31, 2011, compared to $16.3 million for the same period last year. Gross profit, as a percentage of net sales, was 6.9% for the six months ended December 31, 2011 compared with 5.5% for the comparable period in 2010. The increased gross profit percentage is attributable to the higher margins in sales of hard drives and related products due to inventory supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand and higher margins earned on small appliances.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for the six months ended December 31, 2011 were $16.8 million, an increase of 23.7%, compared with $13.6 million for the comparable period in 2010. The increase is attributed to selective headcount additions and related expenses plus certain wage increases including statutorily mandated increases in Colombia and Argentina, an increase in commissions related to the increase in sales and gross profit, management severance expenses in Latin America, and additional start-up costs related to our expanded offering of small appliances and related products .

Depreciation and Amortization. Depreciation and amortization was $0.3 million for the six months ended December 31, 2011 compared with $0.2 million for the comparable period last year.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its Latin American subsidiaries to meet certain vendor payment requirements. The revaluation of the Latin American currency versus the U.S. dollar currency resulted in a foreign currency transaction loss totaling $0.9 million for the six months ended December 31, 2011 as compared to a loss of $0.1 million for the six months ended December 31, 2010.

Acquisition-related cost. Acquisition-related expenses associated with the acquisition of the Lehrhoff assets for the three months ended September 30, 2011 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction.

Operating Income: For the six months ended December 31, 2011, SED reported operating income of $2.7 million compared with operating income of $2.4 million for the comparable period in 2010. The change is attributed to increased gross profit from the sale of higher margin small appliances and microcomputer product sales, partially offset by increased selling, general, and administrative expense from the acquisition of Lehrhoff, personnel related enhancements, and foreign currency translation year-over-year.

Interest Income. Interest income was $15,000 and $27,000 for the six months ended December 31, 2011 and 2010, respectively.

Interest Expense. Interest expense was $0.7 million and $0.5 million for the six months ended December 31, 2011 and 2010, respectively.

Provision for Income Taxes. Income tax expense was $0.1 million for the six months ended December 31, 2011 as compared to $0.3 million for the six months ended December 31, 2010. The provision is primarily related to income generated by SED’s Latin American subsidiaries. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized

Critical Accounting Policies and Estimates

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

The functional currency for SED’s international subsidiaries is the local currency of the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At December 31, 2011, SED held approximately $6.4 million of short-term forward exchange contracts, which mature in January 2012. The fair value of these contracts is recorded in accrued and other current liabilities.

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

Net Operating Tax Loss Carry Forwards

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

Liquidity and Capital Resources

Overview . At December 31, 2011, SED had cash and cash equivalents totaling $7.5 million and working capital of approximately $21.3 million. At December 31, 2011, SED’s availability under its credit facilities was approximately $20.2 million, after deducting $5.3 million in reserves for outstanding letters of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its revolving credit facilities with Wells Fargo Bank (USA) and Helm Bank (Colombia). SED’s U.S. accounts receivable and inventories collateralize SED’s borrowings from Wells Fargo. SED amended its credit facility with Wells Fargo on February 1, 2011, to increase the $50 million line of credit to $55 million and extended its term through January 1, 2015. The Wells Fargo line of credit may be increased to $75 million in $5 million increments at SED’s discretion if certain criteria are met. SED signed an amendment with Wells Fargo in August 2011 which increased borrowing availability from $55 million to $60 million as permitted in the February 2011 extension. Cash flows from the increase in the line of credit were used to fund the acquisition of Lehrhoff as described in Note 3 to the consolidated financial statements (“Acquisition”).

SED also maintains a $5.1 million unsecured one-year credit line with Helm Bank in Colombia that expires in May 2012.

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of December 31, 2011, SED was in compliance with the requirements of the Wells Fargo and Helm Bank credit facility agreements and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash provided by operating activities was $12.2 million for the six months ended December 31, 2011, an increase of $25.9 million as compared to approximately $13.7 million used in operating activities for the six months ended December 31, 2010. The increase is primarily attributable to a decrease in inventories and trade receivables. Changes in operating assets and liabilities during the six months ended December 31, 2011 are as follows:

Net trade receivables were $58.5 million at December 31, 2011 and $64.3 million at June 30, 2010. Average day’s sales outstanding for the quarter at December 31, 2011 and 2010 were approximately 38 and 39 days, respectively.

Inventories decreased $7.7 million to $55.7 million at December 31, 2011 from $63.4 million at June 30, 2010. The decrease is attributable to monitoring and adjusting inventory levels according to current and projected sales volumes and decreased levels of hard drive products. Inventory turns for the quarter at December 31, 2011 and 2010 were approximately 8.8 and 10.3, respectively.

Other current assets increased to $9.0 million at December 31, 2011 from $6.6 million at June 30, 2011. This was primarily due to increases in prepaid withholding taxes required in Latin America, deposits, and miscellaneous receivables.

Trade accounts payable decreased by $6.7 million to $64 million at December 31, 2011 compared to $70.7 million at December 31, 2010 due to lower inventory levels.

Accrued and other current liabilities increased to $10.5 million at December 31, 2011 from $9.6 million as of June 30, 2011.

SED’s cash flows are affected by the changes in exchange rates in the Latin American countries in which SED does business. The exchange rate changes had the effect of using $0.2 million in cash for the six months ended December 31, 2011 as compared to providing $0.1 million in for the six months ended December 31, 2010.

Financing Activities. Net borrowings under the credit facilities decreased by $3.1 million to $35.3 million at December 31, 2011 compared to $38.4 million at June 30, 2011. The decrease was due to the decrease in inventory levels.

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

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $0.5 million under the Agreement. The Wells Fargo Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($6 million at December 31, 2011) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required. SED’s availability did not fall below this requirement during the three months ended December 31, 2011. Dividends are limited to $0.5 million under the Agreement. As of December 31, 2011, SED determined that it was in compliance with the Wells Fargo Agreement. There is an SED stock buy-back limit included in the Wells Fargo Agreement. SED was in compliance with that limit.

SED’s $5.1 million one-year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum and expires in May 2012.

Available borrowings under these credit facilities at December 31, 2011 were $17.0 million under the Wells Fargo Agreement, after deducting $3.4 million in reserves for its outstanding letters of credit, and $3.2 million under the Helm Bank line of credit after deducting $1.9 million in reserves for its outstanding letters of credit.

The carrying value of all bank debt at December 31, 2011 and June 30, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited does not include Wells Fargo’s markup of 1.5% as of December 31, 2011. SED recognizes the interest rate swap contract derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.5 million and $0.6 million as of December 31, 2011 and 2010, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

None.

ITEM 1A.	Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On January 5, 2012, SED issued an aggregate of 17,855 shares of restricted common stock from its 2009 Incentive Compensation Plan, with a market value of approximately $44,000, to the five non-management members of its Board of Directors (the “Board”) under its director compensation plan for 2012 calendar year services. Shares are issued quarterly under the director compensation plan. The aforementioned shares of restricted common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Sections 4(2) and 4(5) of the Act. Appropriate restrictive legends were imprinted on the back of each issued stock certificate.

Company Purchases of its Equity Securities

Since the adoption of our share repurchase plan in August 2009 continuing through December 31, 2011, we repurchased an aggregate of 481,925 shares of our common stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate. We did not repurchase shares of our common stock under our repurchase plan during the three months ended December 31, 2011.

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

SED International Holdings, Inc.
(Registrant)

Date: February 9, 2012	/s/ JONATHAN ELSTER
Jonathan Elster
Chief Executive Officer
(Principal Executive Officer)

Date: February 9, 2012	/s/ LYLE DICKLER
Lyle Dickler
Chief Financial Officer
(Principal Financial and Accounting Officer)

