Form 10-Q
period 2012-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2012-05-10
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large Accelerated filer ☐ Non-accelerated filer ☐	Accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 1, 2012 was 4,979,159 shares.

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

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2012	June 30, 2011
	(Unaudited)	(Note 1)

ASSETS
Current assets:
Cash and cash equivalents	$7,321	$4,751
Trade accounts receivables, less allowance for doubtful accounts of $699 and $783, respectively	61,044	64,335
Inventories	64,362	63,359
Deferred tax assets, net	642	443
Other current assets	7,737	6,617
Total current assets	141,106	139,505
Property and equipment, net	3,475	1,928
Intangible assets, net	294	—
Total assets	$144,875	$141,433

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Trade accounts payable	$70,267	$70,681
Accrued and other current liabilities	9,191	9,581
Revolving credit facilities	39,138	38,430
Total current liabilities	118,596	118,692

Commitments and contingencies

Shareholders' equity:
Preferred stock, $1.00 par value;129,500 shares authorized, none issued	—	—
Common stock, $.01 par value; 100,000,000 shares authorized; 7,104,043 shares issued and 4,970,207 shares outstanding at March 31, 2012 and 6,979,161 shares issued and 4,867,697 shares outstanding at June 30, 2011	70	70
Additional paid-in capital	70,945	70,648
Accumulated deficit	(26,726)	(30,112)
Accumulated other comprehensive loss	(3,219)	(3,171)
Treasury stock 2,133,836 shares and 2,111,464 shares, at cost	(14,791)	(14,694)
Total shareholders' equity	26,279	22,741
Total liabilities and shareholders' equity	$144,875	$141,433

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2012	2011	2012	2011

Net sales	$138,675	$155,731	$445,440	$454,360
Cost of sales	130,078	147,624	415,686	429,946
Gross profit	8,597	8,107	29,754	24,414

Selling, general and administrative expense	7,910	6,521	24,720	20,111
Depreciation and amortization expense	205	116	517	329
Foreign currency transaction (gain) loss	(295)	(88)	638	33
Acquisition-related costs	—	—	370	—
Total operating expenses	7,820	6,549	26,245	20,473
Operating income	777	1,558	3,509	3,941

Interest income	(40)	(10)	(42)	(37)
Interest expense	299	232	984	727
Gain on acquisition	(263)	—	(1,261)	—
Income before income taxes	781	1,336	3,828	3,251
Income tax expense	332	284	443	577
Net income	$449	$1,052	$3,385	$2,674

Basic income per common share:	$.09	$.23	$.70	$.58
Diluted income per common share:	$.09	$.21	$.69	$.54
Weighted average number of common shares outstanding:
Basic	4,923,000	4,589,000	4,851,000	4,616,000
Diluted	4,988,000	5,058,000	4,917,000	4,980,000

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2012	2011
Operating activities:
Net income	$3,385	$2,674
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	517	329
Deferred tax assets	(199)	(67)
Stock compensation	297	268
Gain on acquisition	(1,261)	—
Provision for losses on trade accounts receivable	267	388
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	2,761	(12,905)
Inventories	3,731	(8,915)
Other current assets	(1,150)	(3,190)
Trade accounts payable	(137)	5,195
Accrued and other current liabilities	(205)	(643)
Net cash provided by (used in) operating activities	8,006	(16,866)

Investing activities:
Purchases of equipment	(2,007)	(1,180)
Cash used in acquisition	(4,113)	—
Net cash used in investing activities	(6,120)	(1,180)

Financing activities:
Net borrowings under revolving credit facilities	708	20,843
Purchases of Company common stock	(97)	(1,000)
Proceed from stock option exercises	—	169
Net cash provided by financing activities	611	20,012
Effect of exchange rate changes on cash and cash equivalents	73	37
Net increase in cash and cash equivalents	2,570	2,003
Cash and cash equivalents: Beginning of period	4,751	7,445
End of period	$7,321	$9,448

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia S.A.S., and Intermaco S.R.L., (collectively, “SED” or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2012, or any other interim period. The June 30, 2011 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2011.

For further information, refer to the consolidated financial statements and footnotes thereto, including Risk Factors, included in the SED’s Annual Report on Form 10-K for the year fiscal year ended June 30, 2011, filed with the Securities and Exchange Commission (“SEC”) on September 14, 2011.

2.	Earnings per Common Share

Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per share for the three and nine months ended March 31, 2012 are the dilutive effect of options to purchase 57,500 shares of common stock and the dilutive effect of 47,069 shares of non vested restricted stock. Included in the dilutive earnings per share for the three and nine months ended March 31, 2011 are the dilutive effect of options to purchase 257,500 shares of common stock and the dilutive effect of 338,334 shares on non vested restricted stock.

Components of basic and diluted earnings per share for the three and nine months ended March 31, 2012 and 2011 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011

Net income	$449	$1,052	$3,385	$2,674

Weighted average number of common shares outstanding - Basic	4,923,000	4,589,000	4,851,000	4,616,000
Effect of dilutive securities:
Stock options	50,000	171,000	50,000	85,000
Non vested restricted stock	15,000	298,000	16,000	279,000
Weighted average number of common shares outstanding - Diluted	4,988,000	5,058,000	4,917,000	4,980,000

Net income per share:
Basic	$0.09	$0.23	$0.70	$0.58
Diluted	$0.09	$0.21	$0.69	$0.54

3.	Acquisition

In August 2011, SED purchased certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, personal care products, and consumer electronics. Under the terms of the agreement, SED acquired the net assets for a purchase price of approximately $4.1 million in cash. SED has also employed certain personnel of Lehrhoff.

In January 2012, SED received the final settlement related to the Lehrhoff acquisition and recorded an additional gain of $0.3 million on the transaction. The final settlement related to the reconciliation of inventory in transit at the time of the acquisition. The estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million paid by SED, resulting in a gain of $1.3 million for the nine months ended March 31, 2012.

SED conducted a review to value all the assets acquired and followed the required measurement procedures for the recognition of the fair value of net assets acquired. The review confirmed the calculation of the gain on acquisition.

The following table summarizes the estimated fair value of the assets acquired, gain on acquisition, and purchase price recognized on the acquisition date (in thousands):

Finished goods inventory	$5,022
Intangible assets, including customer lists and intellectual property	352
Assets acquired	5,374
Gain on acquisition	1,261
Total purchase price	$4,113

The products acquired from ABL enhanced existing product lines and will be sold both from the new Northeast U.S. distribution center and SED’s other U.S distribution centers while being fully integrated within SED’s existing sales and distribution network. Due to this integration, SED does not operate Lehrhoff as a separate business unit and, as such, it is not practicable to report earnings separate from the consolidated financial statements of SED.

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

Comprehensive income, net of income taxes, for the three and nine months ended March 31, 2012 and 2011, respectively, is as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2012	2011	2012	2011
Net income	$449	$1,052	$3,385	$2,674
Changes in foreign currency translation adjustments	731	119	(201)	27
Changes in fair value of interest rate swap contract	37	55	153	26
Comprehensive income	$1,217	$1,226	$3,337	$2,727

The deferred income tax asset related to the accumulated other comprehensive income was fully offset by a valuation allowance as of the beginning and end of the three and nine months ended March 31, 2012 and 2011 and, therefore, the comprehensive income for these periods had no income tax effect.

Accumulated other comprehensive income included in shareholders’ equity totaled $3.2 million at both March 31, 2012 and June 30, 2011 and consisted of foreign currency translation adjustments of $3 million and $2.8 million, respectively, and $0.2 million and $0.4 million related to the interest rate swap contract, respectively.

5.	Segment Reporting

SED operates in one business segment as a wholesale distributor of microcomputer, consumer electronics, and small appliance products. SED operates in two geographic regions, the United States and Latin America/Caribbean (combined as one in the table below). Sales of products between SED's geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2012
Net sales to unaffiliated customers	$102,606	$36,069	$—	$138,675
Gross profit	6,130	2,467	—	8,597
Foreign currency transaction (gain)	—	(295)	—	(295)
Operating income	102	675	—	777
Interest expense, net	211	48	—	259
Gain on acquisition	263	—	—	263
Income tax expense	46	286	—	332
Net income	108	341	—	449
Total assets at March 31, 2012	113,578	44,095	(12,798)	144,875

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2011
Net sales to unaffiliated customers	$119,663	$36,184	$(116)	$155,731
Gross profit	5,488	2,619	—	8,107
Foreign currency transaction (gain)	—	(88)	—	(88)
Operating income	912	646	—	1,558
Interest expense, net	232	(10)	—	222
Income tax expense	(5)	289	—	284
Net income	685	367	—	1,052
Total assets at March 31, 2011	115,170	39,714	(12,764)	142,120

Net sales by product category is as follows:

For the three months ended March 31,	Microcomputer Products	Consumer Electronics & Small Appliance Products	Total
2012	$120,050	$18,625	$138,675
2011	$139,652	$16,079	$155,731

Approximately 44.3% ($25.4 million United States export and $36.1 million Latin America) and 38.8% ($24.2 million United States export, net of ($0.1) million elimination, and $36.2 million Latin America) for the three months ended March 31, 2012 and 2011, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2012
Net sales to unaffiliated customers	$341,406	$104,075	$(41)	$445,440
Gross profit	22,029	7,725	—	29,754
Foreign currency transaction loss	—	638	—	638
Operating income	3,036	473	—	3,509
Interest expense, net	840	102	—	942
Gain on acquisition	1,261	—	—	1,261
Income tax expense	96	347	—	443
Net income	3,361	24	—	3,385
Total assets at March 31, 2012	113,578	44,095	(12,798)	144,875

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2011
Net sales to unaffiliated customers	$351,613	$104,601	$(1,854)	$454,360
Gross profit	16,945	7,469	—	24,414
Foreign currency transaction loss	—	33	—	33
Operating income	2,469	1,472	—	3,941
Interest expense (income), net	703	(13)	—	690
Income tax expense	15	562	—	577
Net income	1,751	923	—	2,674
Total assets at March 31, 2011	115,170	39,714	(12,764)	142,120

Net sales by product category is as follows:

For the nine months ended March 31,	Micro-Computer Products	Consumer Electronics & Small Appliance Products	Total
2012	$385,946	$59,494	$445,440
2011	$401,304	$53,056	$454,360

Approximately 39.5% ($71.7 million United States export and $104.1 million Latin America) and 37.5% ($65.6 million United States export, net of ($1.9) million elimination, and $104.6 million Latin America) for the nine months ended March 31, 2012 and 2011, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

6. Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of Common Stock are available for awards. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of March 31, 2012, there were 151,651 shares of common stock available for future grants.

Stock Option Plans — At March 31, 2012, stock options for 57,500 shares were outstanding and were all exercisable with an aggregate intrinsic value of approximately $.2 million. During the nine months ended March 31, 2012, stock options for 102,500 shares were exercised on cash-less basis which resulted in the issuance of 40,302 shares of our common stock.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of SED. At March 31, 2012, all shares were vested under the 2007 Plan.

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

Non vested restricted stock activity is as follows:

	Nine Months Ended March 31,
	2012	Weighted Average Grant-Date Fair Value	2011	Weighted Average Grant-Date Fair Value
Shares of non vested restricted stock-beginning of period	178,890	$1.61	423,987	$1.48
Issued	84,580	3.66	53,860	3.31
Vested	(214,039)	1.80	(132,847)	2.27
Forfeited	(2,362)	5.10	(6,666)	1.49
Shares of non vested restricted stock-end of period	47,069	$4.26	338,334	$1.46

Share-based compensation expense recognized during each of the three months ended March 31, 2012 and 2011 totaled approximately $0.1 million. Share-based compensation expense recognized during each of the nine months ended March 31, 2012 and 2011 totaled $0.3 million. At March 31, 2012, there was $0.1 million of unrecognized compensation cost related to non-vested stock awards which SED expects to be recognized over the next twenty-seven months.

The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date and amortized over a vesting period as stated in the restricted stock agreement.

Stock Repurchase Plan — For the nine months ended March 31, 2012, SED repurchased 20,010 shares of its common stock under its stock repurchase plan for an aggregate amount of $96,360. During the nine months ended March 31, 2011, SED repurchased 280,175 shares of its common stock under a stock repurchase plan for an aggregate amount of $1 million.

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

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. These interest rate options are (a) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility and interest is payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $2 million under the Agreement. The Wells Fargo Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($5.7 million at March 31, 2012) at any time during the extended term of the Agreement, then SED must maintain a minimum fixed charge coverage ratio. SED’s availability did not fall below this requirement during the three months ended March 31, 2012. Dividend payments are restricted to $0.5 million under the Agreement. As of March 31, 2012, SED determined that it was in compliance with the Wells Fargo Agreement. There is a $3 million stock buy-back limit permitted under the Wells Fargo Agreement and at March 31, 2012 SED has repurchased approximately $1.8 million worth of its stock and has approximately $1.2 remaining for future purchases.

The amount available for borrowings under the Wells Fargo Agreement at March 31, 2012 was $17.2 million, after deducting $1.4 million in reserves for outstanding letters of credit.

SED’s $5.1 million one year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum and expires in May 2012. The amount available for borrowings under the line of credit at March 31, 2012 is $3.2 million after deducting $1.9 million for outstanding letters of credit.

The carrying value of all bank debt at March 31, 2012 and June 30, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of March 31, 2012. SED recognizes the interest rate swap contract as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.3 million at March 31, 2012 and $0.6 million at June 30, 2011 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SED International Holdings, Inc. (“SED”) distributes microcomputer and consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED purchases more than 17,000 products from approximately 170 vendors, including market leaders such as Acer, Asus, Canon, Cuisinart, Epson, Hewlett-Packard, Hitachi, Lenovo, Lexmark, Microsoft, Panasonic, Samsung, Sansui, Seagate and Western Digital. Product categories offered include mass storage, desktop, tablet, laptop, imaging, televisions, audio video equipment, cameras, and small appliances. SED sells its products through a dedicated sales force to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States, Latin America and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; Keasbey, New Jersey; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami, Florida. SED and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As hereinafter used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED and its wholly-owned subsidiaries.

On August 15, 2011 we acquired, for approximately $4.1 million, certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, personal care products, and consumer electronics (the “Lehrhoff Assets”). Lehrhoff had operated as a distributor of small appliances, housewares and personal care products for over 90 years, serving major retail chains and private retail establishments in the U.S. The products acquired from ABL enhanced existing product lines and will be sold both from a new Northeast U.S. distribution center and from SED’s other U.S distribution centers while being fully integrated within SED’s existing sales and distribution network.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts and percentage of net sales of certain line items from SED’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2012		2011		$	%
	$	%	$	%	Change	Change

Net sales	138,675	100.00%	155,731	100.00%	(17,056)	(11.0)%
Cost of sales	130,078	93.80%	147,624	94.79%	(17,546)	(11.9)%
Gross profit	8,597	6.20%	8,107	5.21%	490	6.0%

Operating expenses:
Selling, general and administrative	7,910	5.70%	6,521	4.19%	1,389	21.3%
Depreciation and amortization	205	.15%	116	.07%	89	76.7%
Foreign currency transaction gain	(295)	(.21)%	(88)	(.05)%	(207)	235.2%
Total operating expenses	7,820	5.64%	6,549	4.21%	1,271	19.4%
Operating income	777	.56%	1,558	1.00%	(781)	(50.1)%
Interest income	(40)	(.03)%	(10)	(.01)%	(30)	300.0%
Interest expense	299	.22%	232	.15%	67	28.9%
Gain on acquisition	(263)	(.19)%	—	—	(263)	—
Income before income taxes	781	.56%	1,336	.86%	(555)	(41.5)%
Income tax expense	332	.24%	284	.18%	48	16.9%
Net income	449	.32%	1,052	.68%	(603)	(57.3)%

	Nine Months Ended March 31,
	2012		2011		$	%
	$	%	$	%	Change	Change

Net sales	445,440	100.00%	454,360	100.00%	(8,920)	(2.0)%
Cost of sales	415,686	93.32%	429,946	94.63%	(14,260)	(3.3)%
Gross profit	29,754	6.68%	24,414	5.37%	5,340	21.9%

Operating expenses:
Selling, general and administrative	24,720	5.55%	20,111	4.42%	4,609	22.9%
Depreciation and amortization	517	.12%	329	.07%	188	57.1%
Foreign currency transaction loss	638	.14%	33	.01%	605	1,833.3%
Acquisition-related costs	370	.08%	—	—	370	—
Total operating expenses	26,245	5.89%	20,473	4.50%	5,772	28.2%
Operating income	3,509	.79%	3,941	.87%	(432)	(11.0)%
Interest income	(42)	(.01)%	(37)	(.01)%	(5)	13.5%
Interest expense	984	.22%	727	.16%	257	35.4%
Gain on acquisition	(1,261)	(.28)%	—	—	(1,261)	—
Income before income taxes	3,828	.86%	3,251	.72%	577	17.7%
Income tax expense	443	.10%	577	.13%	(134)	(23.2)%
Net income	3,385	.76%	2,674	.59%	711	26.6%

Three Months Ended March 31, 2012 and 2011

Net sales. Net sales for the three months ended March 31, 2012 were $138.7 million, a decrease of $17 million or 11% compared with $155.7 million for the three months ended March 31, 2011. Sales in the quarter ended March 31, 2012 included U.S. sales of consumer electronics and small appliance products acquired from ABL.

Microcomputer product sales were $120.1 million for the three months ended March 31, 2012, a decrease of 14% over similar product sales of $139.7 million reported for the same period in 2011. The decrease in the microcomputer product sales were primarily attributable to the impact of the flooding in Thailand which interrupted hard drive production. We also had lower sales in the notebook products category. While the volume of hard drives and related products decreased during the third quarter, we saw an increase in margins in those products due to reduced product availability. Sales of microcomputer products represented approximately 86.6% of SED’s third quarter net sales compared to 89.7% for the comparable period in 2011.

Consumer electronics and small appliance sales, all of which were in the U.S., for the three months ended March 31, 2012 were $18.6 million, an increase of 15.8% compared to $16.1 million for the comparable period in 2011. The increase was due primarily to the additional product categories acquired from ABL. Sales of consumer electronics products accounted for approximately 13.4% of SED’s third quarter net sales compared to 10.3% for the comparable period in 2011.

Comparative revenues by SED geography are summarized below (amounts in millions except for percentage amounts):

	Three Months Ended March 31,		Change
	2012	2011	Amount	Percent
United States
Domestic	$77.2	$95.3	$(18.1)	(19.0)%
Export (net of eliminations)	25.4	24.2	1.2	4.9%
Total U.S.	102.6	119.5	(16.9)	(14.2)%
Latin America	36.1	36.2	(0.1)	(0.3)%
Consolidated	$138.7	$155.7	$(17.0)	(10.9)%

U.S. domestic revenues were $77.2 million for the three months ended March 31, 2012 compared with $95.3 million for the same period in 2011. The decrease in 2012 was due to unit sale decreases in hard drives and notebooks as mentioned above. U.S. export revenues, net of eliminations, were $25.4 million and $24.2 for the three months ended March 31, 2012 and 2011, respectively. Latin America sales were $36.1 million and $36.2 million for the three months ended March 31, 2012 and 2011, respectively, a decrease of 0.3% (decrease of 1.6% currency adjusted).

Gross Profit Margins. Gross profit for the three months ended March 31, 2012 was $8.6 million, an increase of $0.5 million or 6% compared with $8.1 million for the same period in 2011. Gross margin improved, as a percentage of sales, to 6.2% for the quarter ended March 31, 2012 from 5.2% for the same period in 2011. The increased gross profit percent is attributable to higher than normal sales prices on hard drives due to inventory supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand, and higher margins earned on small appliances.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.9 million for the three months ended March 31, 2012, an increase of 21.3% compared with $6.5 million for the same period in 2011. The increase included $1.2 million related to the new SED New Jersey location to accommodate the sale of consumer electronics and small appliance products acquired from ABL, a reversal of a $0.3 million expense reserve for a contingent liability that was no longer deemed probable, increased salaries from selective headcount increases and increased commissions related to the increase in gross profit margins, and increased bad debt related expenses over prior year related to a large recovery on the prior year period.

Depreciation and Amortization. Depreciation and amortization was $0.2 million for the three months ended March 31, 2012 compared with $0.1 million for the same period last year.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The revaluation/devaluation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction gain totaling $0.3 million for the three months ended March 31, 2012 as compared to a net gain of $0.1 million for the three months ended March 31, 2011.

Operating Income. For the three months ended March 31, 2012, SED reported operating income of $0.8 million compared with operating income of $1.6 million for the comparable period in 2011. This decrease in operating income was primarily attributable to operating expenses for the New Jersey location which opened in fiscal 2012.

Interest Income. Interest income was $40,000 and $10,000 for the three months ended March 31, 2012 and 2011, respectively.

Interest Expense. Interest expense was $0.3 million and $0.2 million for the three months ended March 31, 2012 and 2011, respectively. This change resulted primarily from higher average loan balances and a 0.25% increase in the borrowing rate.

Provision for Income Taxes. Income tax expense was $0.3 million for the three months ended March 31, 2012 and 2011. The provision is primarily related to income or losses generated by SED’s subsidiaries in Argentina and Colombia. The provision for income taxes differs from the amount which would result from applying the statutory federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized.

Nine Months Ended March 31, 2012 and 2011

Net sales. Net sales for the nine months ended March 31, 2012 were $445.4 million, a decrease of $8.9 million or 2% compared with $454.4 million for the nine months ended March 31, 2011. Sales in the nine months ended March 31, 2012 included U.S. sales of consumer electronics and small appliance products acquired from ABL.

Microcomputer product sales for the nine months ended March 31, 2012 were $385.9 million a decrease of 3.8% compared with $401.3 million for the nine months ended March 31, 2011. Sales remained strong for certain computer products, consumables, and other computer product sales across all regions; however these increases were offset by the impact of the flooding in Thailand which interrupted the supply of hard drives. Sales of microcomputer products represented approximately 86.6% of SED’s net sales for the nine months ended March 31, 2011, compared to 88.3% for the comparable period in 2011.

Consumer electronics sales and small appliances, all of which were in the U.S., were $59.5 million for the nine months ended March 31, 2012, an increase of 12.1% compared with $53.1 million for the nine months ended March 31, 2011. The increase was due primarily to the additional product categories acquired from ABL which were partially offset by a decrease in consumer electronics sales due to declines in market prices for television products and to declines in SED’s unit sales volumes in this product category. Sales of consumer electronics products accounted for approximately 13.4% of SED’s net sales for the nine months ended March 31, 2012, compared to 11.7% for the comparable period in 2011.

Comparative revenues by SED geography are summarized below (in millions except for percentage amounts):

	Nine Months Ended March 31,		Change
	2012	2011	Amount	Percent
United States
Domestic	$269.6	$285.2	$(15.6)	(5.5)%
Export (net of eliminations)	71.7	64.6	7.1	11.0%
Total U.S.	341.3	349.8	(8.5)	(2.4)%
Latin America	104.1	104.6	(0.5)	(0.5)%
Consolidated	$445.4	$454.4	$(9.0)	(2.0)%

Domestic revenues were $269.6 million and $285.2 million for the nine months ended March 31, 2012 and 2011, respectively. The net decrease in domestic revenue is attributable to additional revenues generated by sales of new products acquired from ABL, offset by decreases in sales of hard drives. Export revenues, net of eliminations, were $71.7 million and $64.6 million for the nine months ended March 31, 2012 and 2011, respectively. The increase resulted from additional sales of computer products, printers and consumable printer products. Latin America sales were $104.1 million and $104.6 million for the nine months ended March 31, 2012 and 2011, respectively, a decrease of 0.5%.

Gross Profit Margins. Gross profit increased $5.3 million to $29.8 million for the nine months ended March 31, 2012, compared to $24.4 million for the same period last year. Gross profit, as a percentage of net sales, was 6.7% for the nine months ended March 31, 2012 compared with 5.4% for the comparable period in 2011. The increased gross profit percentage is attributable to the higher margins in sales of hard drives due to inventory supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand and higher margins earned on small appliances.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, excluding acquisition-related costs, for the nine months ended March 31, 2012 were $24.7 million, an increase of 22.9%, compared with $20.1 million for the comparable period in 2011. The increase resulted from approximately $3.1 million attributable to the acquisition, integration, and selling of consumer electronics and small appliance products acquired from ABL, a reversal of a $0.3 million expense reserve for a contingent liability that was no longer deemed probable, increased salaries due to selective headcount additions and certain wage increases including statutorily mandated increases in Colombia and Argentina, an increase in commissions related to the increase gross margins, and management severance expenses in Argentina and the U.S.

Depreciation and Amortization. Depreciation and amortization was $0.5 million for the nine months ended March 31, 2012 compared with $0.3 million for the comparable period last year.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The revaluation/devaluation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction loss totaling $0.6 million for the nine months ended March 31, 2012 as compared to a net loss of $33,000 for the nine months ended March 31, 2011.

Acquisition-related cost. Acquisition-related expenses associated with the acquisition of the Lehrhoff Assets during the nine months ended March 30, 2012 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction.

Operating Income. For the nine months ended March 31, 2012, SED reported operating income of $3.5 million compared with operating income of $3.9 million for the comparable period in 2011. The change is attributed to increased gross profit from the sale of higher margin small appliances and microcomputer product sales, including hard drives, partially offset by increased selling, general and administrative expense from the acquisition and integration of the Lehrhoff Assets, and personnel related enhancements.

Interest Income. Interest income was $42,000 and $37,000 for the nine months ended March 31, 2012 and 2011, respectively.

Interest Expense. Interest expense was $1 million and $0.7 million for the nine months ended March 31, 2012 and 2011, respectively. This change resulted primarily from higher average loan balances and a 0.25% increase in the borrowing rate.

Provision for Income Taxes. Income tax expense was $0.4 million for the nine months ended March 31, 2012 as compared to $0.6 million for the nine months ended March 31, 2011. The provision is primarily related to income generated by SED’s subsidiaries in Argentina and Colombia. The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to the taxes imposed on the foreign subsidiaries as well as the fact that SED provides a full valuation allowance against all deferred tax assets generated from its U.S. operations as there is no assurance that these assets will be realized

Critical Accounting Policies and Estimates

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

The functional currency for SED’s international subsidiaries is the local currency of the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At March 31, 2012, SED held approximately $1.5 million of short-term forward exchange contracts, which mature in April 2012. The fair value of these contracts is recorded in accrued and other current liabilities.

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

Argentina and Colombia have experienced high rates of inflation and hyperinflation from time to time in the past. SED has experienced higher operating costs related to government mandated wage increases in those countries. At this time, management believes that inflation may have a material impact on SED’s Latin American business operations in the immediate future.

Net Operating Tax Loss Carry Forwards

SED has accumulated net operating loss carry forwards for Federal income tax purposes of approximately $60.5 million, which expire in fiscal years 2019 through 2029. These losses are available to offset taxable income generated through those dates. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carryforwards may be utilized.

Liquidity and Capital Resources

Overview. At March 31, 2012, SED had cash and cash equivalents totaling $7.3 million and working capital of approximately $22.5 million. At March 31, 2012, SED’s availability under its credit facilities was approximately $20.4 million, after deducting $3.3 million in reserves for outstanding letters of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its revolving credit facilities with Wells Fargo Bank (USA) and Helm Bank (Colombia). SED’s U.S. accounts receivable and inventories collateralize SED’s borrowings from Wells Fargo. SED amended its credit facility with Wells Fargo on February 1, 2011, to increase the $50 million line of credit to $55 million and extended its term through January 1, 2015. SED signed an amendment with Wells Fargo in August 2011 which increased borrowing availability from $55 million to $60 million as permitted in the February 2011 extension. The Wells Fargo line of credit may be further increased to $75 million in $5 million increments at SED’s discretion if certain criteria are met. Cash flows from the increase in the line of credit were used to fund the acquisition of Lehrhoff as described in Note 3 to the consolidated financial statements (“Acquisition”).

SED also maintains a $5.1 million unsecured one-year credit line with Helm Bank in Colombia that expires in May 2012. SED plans on renewing this line in May.

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of March 31, 2012, SED was in compliance with the requirements of the Wells Fargo and Helm Bank credit facility agreements and has no reason to believe that it will not remain in compliance.

While SED has historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes that if there were to be deteriorating economic conditions in Argentina or Colombia or a devaluation of the peso in either country it may have a negative effect on our foreign subsidiaries’ net income and the ability to generate cash flows from operations. Domestic banking agreements and international monetary restrictions may also limit SED’s ability to transfer cash between its foreign and domestic subsidiaries.

Operating Activities. Cash provided by operating activities was $8 million for the nine months ended March 31, 2012, an increase of $24.9 million as compared to approximately $16.9 million used in operating activities for the nine months ended March 31, 2011. The $24.9 million increase in operating activities is attributable to an increase in profitability combined with a decrease in inventories and trade receivables. Changes in operating assets and liabilities during the nine months ended March 31, 2012 are as follows:

Net trade receivables were $61.0 million at March 31, 2012 and $64.3 million at June 30, 2011. Average day’s sales outstanding for the quarter at March 31, 2012 and 2011 were approximately 39 and 37 days, respectively. Certain large retail customers acquired with the Lehrhoff Assets have extended terms which has led to the increase in days sales outstanding.

Inventories increased $1 million to $64.4 million at March 31, 2012 from $63.4 million at June 30, 2011. The increase can be attributed to lower inventory turns associated with the small appliance business. Inventory turns for the quarter at March 31, 2012 and 2011 were approximately 8.6 and 10.6, respectively.

Other current assets increased to $7.7 million at March 31, 2012 from $6.6 million at June 30, 2011. This was primarily due to increases in prepaid withholding taxes required in Argentina and Colombia, deposits, and miscellaneous receivables.

Trade accounts payable decreased by $0.4 million to $70.3 million at March 31, 2012 compared to $70.7 million at June 30, 2011.

Accrued and other current liabilities decreased to $9.2 million at March 31, 2012 from $9.6 million as of June 30, 2011.

SED’s cash flows are affected by the changes in exchange rates in Argentina and Colombia. The exchange rate changes had the effect of providing $73,000 in cash for the nine months ended March 31, 2012 as compared to providing $37,000 in cash for the nine months ended March 31, 2011.

Financing Activities. Net borrowings under the credit facilities increased by $0.7 million to $39.1 million at March 31, 2012 compared to $38.4 million at June 30, 2011.

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

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $2.0 million under the Agreement. The Wells Fargo Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($5.7 million at March 31, 2012) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required. SED’s availability did not fall below this requirement during the three months ended March 31, 2012. Dividends are limited to $0.5 million under the Agreement. As of March 31, 2012, SED determined that it was in compliance with the Wells Fargo Agreement. There is a $3 million stock buy-back limit permitted under the Wells Fargo Agreement and at March 31, 2012 SED has repurchased approximately $1.8 million worth of its stock and has approximately $1.2 remaining for future purchases.

SED’s $5.1 million one-year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum and expires in May 2012.

Available borrowings under these credit facilities at March 31, 2012 were $17.2 million under the Wells Fargo Agreement, after deducting $1.4 million in reserves for its outstanding letters of credit, and $3.2 million under the Helm Bank line of credit after deducting $1.9 million in reserves for its outstanding letters of credit.

The carrying value of all bank debt at March 31, 2012 and June 30, 2011 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited does not include Wells Fargo’s markup of 1.5% as of March 31, 2012. SED recognizes the interest rate swap contract derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.3 million and $0.6 million as of March 31, 2012 and 2011, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

The recent global economic downturn created several risks relating to SED’s financial results, operations and prospects. SED may experience a rapid decline in demand for the products it sells resulting in a more competitive environment and increased pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The recent global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on SED’s gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Argentina, Colombia and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This may result in a reduction of the credit lines SED provides to its customers, thereby having a negative impact on its sales. Also, volatile foreign currency exchange rates increase SED’s risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on SED’s future financial results.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 5, 2012, SED issued an aggregate of 8,952 shares of restricted common stock from its 2009 Incentive Compensation Plan, with a market value of approximately $68,000, to the four non-management members of its Board of Directors (the “Board”) under its director compensation plan for 2012 calendar year services. Shares are issued quarterly under the director compensation plan. The aforementioned shares of restricted common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Sections 4(2) and 4(5) of the Act. Appropriate restrictive legends were imprinted on the back of each issued stock certificate.

Company Purchases of its Equity Securities

Since the adoption of our share repurchase plan in August 2009 continuing through March 31, 2012, we repurchased an aggregate of 481,925 shares of our common stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate. We did not repurchase shares of our common stock under our repurchase plan during the three months ended March 31, 2012.

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
________________
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

SED International Holdings, Inc.
(Registrant)

Date: May 10, 2012	/s/ JONATHAN ELSTER
Jonathan Elster Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2012	/s/ LYLE DICKLER
Lyle Dickler Chief Financial Officer (Principal Financial and Accounting Officer)

-20-