Form 10-K
period 2012-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2012-09-13
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012
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

(770) 243-1200

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $.01 per share	NYSE MKT, LLC (“AMEX”)

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2011 was (based upon the closing price of $2.45 per share on December 31, 2011) approximately $8.4 million.

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of August 31, 2012 was 4,993,047 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information in response to Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before October 29, 2012, with respect to its 2012 Annual Meeting of Shareholders.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSISIARIES

TABLE OF CONTENTS

2012 FORM 10-K

		Page
	PART I
Item 1.	Business	2
Item 1A.	Risk Factors	4
Item 1B.	Unresolved Staff Comments	8
Item 2.	Properties	8
Item 3.	Legal Proceedings	8
Item 4.	Mine Safety Disclosures	8

	PART II
Item 5.	Market Price of the Company’s Common Stock, Related Shareholder
	Matters and Issuer Purchases of Equity Securities	9
Item 6.	Selected Financial Data	10
Item 7.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market
	Risk	16
Item 8.	Consolidated Financial Statements and Supplementary Data	16
Item 9.	Changes in and Disagreements with Accountants on Accounting
	and Financial Disclosure	16
Item 9A.	Controls and Procedures	16
Item 9B.	Other Information	17

	PART III
Item 10.	Directors, Executive Officers and Corporate Governance	17
Item 11.	Executive Compensation	17
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management and Related Stockholder Matters	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence	17
Item 14.	Principal Accounting Fees and Services	17

	PART IV
Item 15.	Exhibits and Financial Statement Schedules	17

Signatures		21

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

PART I

Item 1.          Business

General

SED International Holdings, Inc. (“SED”) distributes microcomputer, consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED sells its products through a dedicated sales force and robust website to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States, Latin America and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; Keasbey, New Jersey; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami, Florida. SED and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As hereinafter used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED and its wholly-owned subsidiaries.

Growth Strategy

SED’s strategy for growth, stronger market position and improved margins is to execute strategic initiatives which build SED’s presence in targeted market sectors offering a broad product line and expertise which best meets customer needs. We plan to increase sales in existing markets through the addition of complimentary vendor lines, close partnerships with existing vendors and customers, and a focus on recruitment, training and retention of sales personnel.

Expanded distribution in new markets within Latin America is continuously being evaluated. If initiated, this expansion will require additional funds which may be provided by cash generated from operations, existing capital resources or, when market conditions are suitable and it is in the best interest of stockholders, through public or private offerings of debt or equity securities. Funds may also be provided by strategic divestitures or terminations of operations in markets where management determines that capital can be generated or be better deployed in new markets.

Products and Vendors

SED offers its customers a broad inventory of approximately 17,000 products purchased from approximately 200 vendors (directly and indirectly), including such technology market leaders as Acer, Asus, Dell, Epson, Hewlett-Packard, Kingston, Lenovo, Lexmark, Microsoft, Seagate and Western Digital; consumer electronics manufacturers such as Canon, Coby, Haier, Panasonic, Samsung, Sansui, and VuPoint; and an extensive housewares lineup, including Black & Decker, Brother, Hamilton Beach / Proctor Silex, Lasko, Norelco, Philips and Vornado. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products.

As a distributor, SED incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer and consumer electronics industries and can quickly diminish the marketability of certain inventory, demand for which declines with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, SED seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. No assurance can be given, however, that SED can negotiate such provisions in each of its agreements or that such industry practice will continue.

There can be no assurance that SED will be able to maintain its current vendor relationships or secure additional vendors. SED’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain restrictions that limit the areas in which SED is permitted to distribute the products. The loss of one or more major vendors or the deterioration of SED’s relationship with major vendors, the loss or deterioration of vendor support for certain Company-provided products or services, the decline in demand for a particular vendor’s product, or the failure of SED to establish good relationships with major new vendors could have a material adverse effect on SED’s business, financial condition and results of operations.

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

Sales and Marketing

SED’s sales are generated by a sales force, which, as of June 30, 2012 consisted of 168 people in sales offices located in Lawrenceville, Georgia; Miami, Florida; Keasbey, New Jersey; City of Industry, California; Plano, Texas; Bogotá, Colombia and Buenos Aires, Argentina, in addition to several remote home offices; of which 98 SED sales representatives in its Miami, Bogota and Buenos Aires offices are focused on sales to customers for export to Latin America and the Caribbean region and on sales in Colombia and Argentina. Substantially all of the export and Latin American-based sales force are fluent in Spanish.

Members of the sales staff are trained through intensive in-house programs, along with vendor-sponsored product seminars. This training combined with marketing expertise and experience enables our sales personnel to provide customers with product information, address customers’ questions about key product features, including compatibility and capability, while offering advice on which products meet specific performance and price criteria. SED’s highly trained sales force, using our sophisticated management information system, is able to quickly recommend the most appropriate solution for each customer, be it a full-line retailer or an industry-specific reseller.

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

As a result of achieving success in growing and penetrating certain customer segments (such as e-commerce) that we have focused on during the past two years by our dedicated sales teams in specific customer markets, SED’s domestic sales force is in the process of transforming its structure to be organized into market teams specializing in select market segments (e.g. value added resellers “VAR”, original equipment manufacturers “OEM”, and retail). This reorganization was undertaken to further increase the Company’s effectiveness in meeting customer needs and therefore increase sales.

Telemarketing salespersons are supported by a variety of marketing programs. For example, SED regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, SED’s in-house marketing staff prepares catalogs and flyers that list available products and routinely produces marketing materials and advertisements, including email alerts to current and prospective customers. In addition, the in-house marketing staff promotes products and services through SED’s Internet web page (www.sedonline.com) providing 24-hour access to on-line order entry. SED’s web page provides secured access for customers to place orders and review product specifications at times that are convenient to them. Customers also can determine, on a real-time basis inventory availability, pricing, and verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

Customers

SED serves a nonexclusive customer base of approximately 10,000 customers, active during the last year, of microcomputer, consumer electronics, housewares and small appliance products. Customers include value-added resellers, corporate resellers, and brick & mortar and e-commerce retailers. SED believes the multi-billion dollar market it serves provide significant growth opportunities. During fiscal 2012, no single customer accounted for more than 10% of total net sales and SED believes that most its resellers rely on distributors as their principal source of product sourcing.

Competition

Microcomputer, consumer electronics and small appliance product distribution is highly competitive in the United States, Latin America and the Caribbean region. Competition in these industries is typically based on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, SED’s ability to compete favorably is principally dependent upon its ability to manage inventory and accounts receivable and to control other operating costs. Successful management of SED also requires that we react quickly and appropriately to short and long-term trends, price our products competitively, increase our net sales and profit margins and maintain economies of scale.

SED’s competitors include regional, national and international distributors and vendors that sell directly to resellers as well as other distributors and resellers. Competitors include Ingram Micro, Inc., Tech Data Corporation, D&H Distributing Co., ASI, Corp., and Synnex Corporation in the United States; MPS Mayorista de Columbia S.A., Impresistem S.A. and Makro Computo S.A. in Colombia and Util-Of S.A.C.I., Stenfor S.A., Microglobal S.A. and Air-Computers S.R.L. in Argentina.

Seasonality

SED’s sales currently are not subject to material seasonal fluctuations although no assurance can be given that seasonal fluctuations will not develop, especially during the holiday season in the United States, Latin America and the Caribbean region.

Employees

As of June 30, 2012, SED had 425 full-time employees, 168 of whom were engaged in telemarketing and sales, 133 in administration, and 124 in warehouse management and shipping. Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.

Financial Information about Foreign and Domestic Operations and Export Sales

SED sells directly to customers in Colombia and Argentina through SED’s facilities in Bogotá, Colombia and Buenos Aires, Argentina. Sales are denominated in the respective local currencies of these countries. For fiscal years 2012 and 2011, approximately 39.9% and 37.7%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 7 and Note 10 to SED’s Consolidated Financial Statements for additional information concerning SED’s domestic and foreign operations.

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

Risks and Uncertainties — SED has at various times experienced a decline in net sales in the United States and has incurred operating losses in either its domestic or certain of its foreign operations at various times during the past five fiscal years. While SED’s management is focused on increasing sales and profit margins and reducing administrative and overhead costs, there is no assurance SED will be successful in these efforts. Failure to improve operating metrics could have a material adverse effect on SED’s profitability and financial condition.

Numerous factors and conditions impact SED’s ability to achieve its profit goals, including, but not limited to, the following:

▪	Global Economic Downturn— A global or U.S. economic downturn would create several risks relating to our financial results, operations and prospects. We might experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to reduce the cost of operations. A global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Latin America may result in reduced availability of credit insurance to cover customer accounts. This may result in a reduction of the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in this environment, there is a greater possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on our financial results.

▪	Impact of Policy Changes — SED may implement or modify policies designed to offset certain costs, such as our policies concerning freight and handling fees to customers. These policies are designed to help offset specific costs that have significantly increased or that can no longer be included in the overall price of the products we sell. Given the competitive nature of the markets in which SED operates, these policies may result in customers seeking alternative sources for their IT, consumer electronics and cellular products, and therefore, could have an adverse effect on our business.

▪	Continuation of Distribution Agreements — SED operates under formal but cancelable distribution agreements with certain of its suppliers. If these agreements were cancelled, SED would be forced to attempt to obtain its products through wholesalers. This would reduce SED’s profit margin on the affected products.

▪	Availability of Certain Products — From time to time, due to production limitations or heavy demand, SED may only be able to purchase a limited quantity of popular products from its suppliers.

▪	Product Margins — SED operates in a very competitive business environment. Accordingly, product margins are continually under pricing pressure. From time to time, SED receives price protection and other considerations from its vendors. While we have no reason to believe such vendor considerations will not continue, no assurance can be given that such price protection and other considerations will continue to be received in the future.

▪	Vendor Credit — SED relies on its suppliers for significant trade credit. Changes by our suppliers in their credit terms could force us to obtain less favorable financing for our purchases. Further, certain of our vendors obtain insurance to reimburse them in the event SED does not pay for the goods it receives. A reduction in the availability of such insurance, or an increase in its cost, would likely result in less favorable credit terms available to SED from these vendors.

▪	Vendor Terms and Conditions — SED relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to cover in whole or in part certain expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to change. Additionally, certain of SED’s vendors subsidize floor plan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

SED receives a significant percentage of revenues from products it purchases from relatively few manufacturers. A manufacturer may make rapid, significant and adverse changes in its sales terms and conditions, such as reducing the amount of price protection and return rights as well as reducing the level of purchase discounts and rebates they make available to us, or may merge with or acquire other significant manufacturers. SED’s gross margins could be negatively impacted if we are unable to pass through the impact of these changes to our customers or cannot develop systems to manage ongoing vendor programs. In addition, SED’s standard vendor distribution agreement permits termination without cause by either party upon 30 days’ notice. The loss of a relationship with any of our key vendors, a change in their strategy (such as increasing direct sales); the merging of significant manufacturers, or significant changes in terms on their products may adversely affect our business.

▪	Product Obsolescence — SED offers a broad line of products that are subject to fast technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements SED, has certain stock return privileges which vary from supplier to supplier. We believe that stock return programs will continue in the future, but can give no assurance about the extent to which these programs will continue.

▪	Credit Decisions and Losses — SED maintains an experienced customer credit staff and relies on customer payment history and third party data to make customer credit decisions. Nevertheless, SED may experience customer credit losses in excess of our expectations. SED maintains credit insurance policies for certain customers located in the United States and select Latin American countries (subject to various terms and conditions). However, the terms of the credit insurance agreement require SED to maintain certain minimum standards and policies with respect to extending credit to customers. If SED does not adhere to such policies, the insurance companies may not pay claims submitted by SED.

▪	Proportionate Control of General and Administrative Costs — SED attempts to control its overhead costs to keep such costs in line with its sales volume. As sales volumes fluctuate, we must continually monitor our overhead costs and make timely and appropriate adjustments. Failure to control overhead costs could have an adverse impact on SED’s cash flows, financial position and operating results.

▪	Uncertain and Possibly Volatile Economic and Political Environment in Latin America — The general economic and political environment in Colombia and Argentina, the countries in which SED operates in Latin America, is uncertain and, at times, volatile. As a result of these conditions, SED could experience unexpected adverse conditions in its operations in these countries.

▪	Need for Liquidity and Capital Resources; Fluctuations in Interest Rates— The Company’s business requires substantial capital to operate and to finance accounts receivable and inventories that are not financed by trade creditors. The Company has historically relied upon cash generated from operations, bank credit lines and trade credit from its vendors to satisfy its capital needs and finance growth. The Company utilizes a U.S. revolving credit facility and line of credit from a bank in Colombia to finance its business operations. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such capital could have a material adverse effect on the Company’s business. The Company’s credit facilities contain various financial and other covenants that limit the Company’s ability to borrow or limit the Company’s flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing the Company to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on the Company’s business. However, the Company attempts to limit its exposure to fluctuations in interest rates through an interest rate swap agreement.

▪	Availability of Credit Facilities — SED has historically and continues to operate under a revolving credit facility with a U.S. bank that is subject to certain collateral requirements and contains certain restrictive covenants. No assurance can be given that SED will be able to maintain compliance with these covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with these covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations.

▪	Cash Flows — While not presently expected, SED’s continued operations in Latin America may require additional capital infusion (in the form of advances from SED or other borrowings by our subsidiaries). Our U.S. bank credit facility restricts the future funding by us of our Latin American subsidiaries. Operating needs and regulatory matters may restrict our ability to repatriate cash flows from these subsidiaries to the United States.

▪	Competition — SED operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and depth of product lines and training, service and support. Weakness in demand in the market intensifies the competitive environment in which we operate. SED competes with a variety of regional, national and international wholesale electronic distributors, some of which have much greater financial resources than SED. We also face competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market.

▪	Loss of Significant Customers — Customers do not have an obligation to make purchases from SED. In some cases, SED has made adjustments to its systems, vendor offerings, and processes, and made staffing decisions, in order to accommodate the needs certain significant customers. In the event a significant customer decides to make its purchases from another distributor, experiences a significant change in demand from its own customer base, becomes financially unstable, or is acquired by another company, SED's receipt of revenues may be significantly reduced, resulting in an adverse effect on SED's business.

▪	Dependence on Information Systems — SED is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that SED’s information systems will not fail or experience disruptions, that we will be able to attract and retain qualified personnel necessary for the operation of such systems, that we will be able to expand and improve its information systems, that SED will be able to convert to new systems efficiently, or that we will be able to integrate new updates or programs effectively with its existing programs. A failure to overcome any of these problems could have an adverse effect on SED's business.

▪	Dependence on Independent Shipping Companies — SED relies on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on SED's business. SED may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. There can be no assurance that we will be able to pass along the full effect of an increase in these surcharges to its customers.

▪	Foreign Currency Exchange Risks; Exposure to Foreign Markets — SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to attempt to reduce this risk; nevertheless, fluctuations in foreign currency exchange rates could have an adverse effect on SED's business. In particular, the value of our equity investment in foreign countries may fluctuate based upon changes in foreign currency exchange rates. These fluctuations, which are recorded in a cumulative translation adjustment account, may result in losses in the event a foreign subsidiary is sold or closed at a time when the foreign currency is weaker than when SED initially invested in the country.

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

SED and many of its suppliers receive parts and products from Asia and operate in many parts of the world that may be susceptible to disease, epidemic, political instability and natural and man-made disasters that may disrupt SED’s ability to receive or deliver products or result in other disruptions in operations.

▪	Volatility of Common Stock Price — Because of the foregoing factors, as well as other variables affecting SED's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, SED's participation in a highly dynamic industry often results in significant volatility in our common stock price. Some of the factors that may affect the market price of our common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, changes in our industry, competitive pricing pressures, our ability to obtain working capital or project financing, additions or departures of key personnel, our limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for our common stock, possible sales or purchases of our common stock, our ability to execute our business plan, operating results that fall below expectations, loss of any strategic relationship, economic, political and other external factors, period-to-period fluctuations in our financial results and fluctuations in the overall stock market, but particularly in the technology sector. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

▪	Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — Our common stock is traded on the NYSE MKT, LLC (“AMEX”). Often there is a limited volume of trading in our common stock, and on some days there has been no trading activity at all. Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. If we are not able to continue to meet the continued listing requirements for the AMEX, our stock could be delisted from the AMEX and that might have an adverse impact on the liquidity and market price of our common stock.

▪	Experience and Continued Services of Our Senior Management — The loss of senior management or an inability to attract or retain other key individuals, could materially adversely affect us. We seek to compensate and motivate our executives, as well as other employees, through competitive salaries and other benefits, but there can be no assurance that these programs will allow us to retain key employees or hire new key employees.

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

SED maintains its executive offices and Atlanta sales and warehouse facility in an Atlanta suburb at 3505 Newpoint Place, Suite 450, Lawrenceville, Georgia, 30043. This facility consists of approximately 72,000 square feet. The lease expires in June 2022.

SED’s sales and distribution facility in Miami, Florida operates under a lease agreement expiring in July 2014. This facility consists of approximately 31,300 square feet.

SED leases an approximately 109,559 square foot facility in Keasbey, New Jersey. The facility serves as a sales office and distribution center to service SED’s customers in the northeast. The lease expires in April 2017.

SED entered into a lease to obtain a new distribution and sales center of approximately 75,000 square feet in the City of Industry, California. The lease expires in October 2017. This facility will replace our current City of Industry location of approximately 23,100 square feet. The current expired in June 2012 but was amended to allow SED to occupy the location until September 30, 2012.

SED leases an approximately 25,500 square foot facility in Plano, Texas. The facility serves as a sales office and distribution center to service SED’s customers in the midwest. The lease expires in October 2014.

Intermaco S.R.L., a wholly owned subsidiary of SED, has a sales, administration, and warehouse facilities in Entrerios, Buenos Aires. Total size of the facility is approximately 22,000 square feet. The lease expires in October 2013 and includes an option to renew for two additional years.

SED International de Colombia S.A.S., a wholly-owned subsidiary of SED, leases a 20,000 square foot facility in Bogotá (Chia), Colombia. The Bogotá center serves as a sales and administrative office and distribution facility for this company. The lease will expire in October 2012. SED entered into a new three year lease for approximately 26,000 square feet effective November 2012.

Item 3.       Legal Proceedings

On September 13, 2012 SED was served with a Complaint by the Chamber of Industry Wuppertal-Solingen-Remscheid, a German trade association, seeking statutory damages, treble damages, and accounting and injunctive relief for defendants’ sale of products allegedly infringing the “Solingen” certification mark. The Complaint has been brought against SED and various other parties and was filed in the United States District Court for the Southern District of Florida. SED intends to deny liability and vigorously defend this lawsuit.

Item 4.       Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market Price of the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

Through February 2011, SED’s common stock was quoted on the OTC Bulletin Board under the symbol “SECX.” In February 2011, SED’s common stock was approved for listing on the AMEX and began trading under the symbol “SED” in March 2011. The following table sets forth the high and low sales prices per share for SED’s common stock, as reported on the AMEX for the four fiscal quarters in 2012 and the third and fourth quarters of fiscal 2011 and the high and low bid prices per share for SED’s common stock for the first two fiscal quarters in 2011 immediately prior to the commencement of trading on the AMEX. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2012
First	$5.10	$3.12
Second	3.20	2.50
Third	4.35	2.32
Fourth	4.00	2.35

Fiscal Year 2011
First	$2.84	$2.30
Second	3.48	2.70
Third	5.25	3.05
Fourth	5.43	4.84

As of August 31, 2012, the closing bid price per share for SED common stock, as reported on the AMEX was $2.15 and SED had approximately 400 owners of record and approximately 1,100 beneficial owners.

SED has never declared or paid cash dividends on its common stock. SED currently intends to retain earnings to finance its ongoing operations and it does not anticipate paying cash dividends in the foreseeable future. Future policy with respect to payment of dividends on the common stock will be determined by the Board of Directors based upon conditions then existing, including SED’s earnings and financial condition, capital requirements and other relevant factors. SED’s revolving credit agreement contains certain financial covenants which may limit SED’s ability to pay dividends in the event SED should change its policy and choose to issue dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”.

Company Purchases of its Equity Securities

During the fiscal 2012 year, SED purchased 20,010 shares of its common stock under its repurchase plan. Since the adoption of the share repurchase plan in August 2009 through June 30, 2012, SED repurchased an aggregate of 481,925 shares of its common stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate.

Equity Compensation Plans Information

In December 2009, Shareholders approved the Company’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of Common Stock are available for awards. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. At June 30, 2012, 107,301 shares available under the 2009 Plan have been granted pursuant to awards of restricted stock.

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

Prior to the adoption of the 2009 Plan, the Company maintained four other compensation plans, the 1991 Plan, the 1995 Directors Plan, the 1997 Plan and the 1999 Plan, which have all expired on the tenth anniversary of their respective adoption dates. An aggregate of 55,000 stock options remain outstanding as of June 30, 2012, under those expired plans.

Equity Compensation Plans Information consists of the following:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	0	0	142,699
Equity compensation plans not approved by security holders	55,000	$0.48	0
Total	55,000	$0.48	142,699

On October 23, 2007, the Board of Directors of the Company adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “Stock Plan”) for the purposes of attracting and retaining the personnel necessary for the Company’s success. The Stock Plan covers employees and others who perform services for the Company including directors and consultants. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the Stock Plan. The Stock Plan is administered by the Company’s Board and/or Compensation Committee. As of June 30, 2012, 486,667 shares were issued and are outstanding under the Stock Plan.

Fifty percent of the $70,000 annual based compensation paid to the non-employee members of the Company’s Board of Directors are paid in quarterly installments of restricted shares of common stock (the “Director Plan”). The number of shares issuable to these Directors under the Director Plan is determined on the last day of each quarter based upon the market price per share of common stock as of such date. These shares vest immediately on the date of issuance.

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

Overview

On August 15, 2011 SED acquired, for approximately $4.1 million, certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, and personal care products (the “Lehrhoff Assets”). Lehrhoff had operated as a distributor of small appliances, housewares and personal care products for over 90 years, serving major retail chains and private retail establishments in the U.S. The products acquired from ABL enhanced existing product lines and are sold both from a new Northeast U.S. distribution center and from SED’s other U.S distribution centers while being fully integrated within SED’s existing sales and distribution network.

During fiscal 2012, SED’s consolidated net sales decreased to $577.3 million compared with $607.0 million in fiscal 2011. This decrease was attributed to an 8.3% decrease in domestic sales and a 0.7% decrease in Latin American and export sales from the United States after inter-company eliminations. Sales in Latin America and export sales from the United States represented 39.9% of sales in fiscal 2012 compared to 37.7% in fiscal 2011.

Gross profit was $36.6 million for fiscal 2012, an increase of $4.9 million or 15.5% compared with $31.7 million for fiscal 2011. Gross margin as a percentage of net sales was 6.3% for fiscal 2012 compared with 5.2% for fiscal 2011. Gross margin as a percentage of net sales and net of currency transaction losses was 6.2% in fiscal 2012 and 5.3% in fiscal 2011. The increased gross profit percentage is attributable to higher than normal sales prices on hard drives due to inventory supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand, and higher margins earned on the sale of small appliances.

Selling, general and administrative expenses were $33.1 million in fiscal 2012, a 24.2% increase compared with $26.7 million in fiscal 2011. SG&A expenses were 5.7% of net sales in 2012 compared with 4.3% in fiscal 2011.

Operating income decreased to $1.8 million in fiscal 2012, or 63.4%, compared with $4.8 million in fiscal 2011.

Net income in fiscal 2012 decreased to $1.4 million, or 54.8% compared with $3.1 million in fiscal 2011.

While SED net sales decreased in fiscal 2012 compared with 2011, SED management continues to focus on enhancing profit margins and reducing administrative and overhead costs. Numerous factors and conditions affect SED’s ability to adequately achieve its profit goals, including, but not limited to, the risk factors set forth in Item 1A of this report, above.

All United States domestic purchases and sales are denominated in United States dollars. For SED’s operations in Colombia and Argentina, in-country transactions are conducted in pesos while import purchases are generally denominated in United States dollars.

Results of Operations

The following table sets forth, for the periods indicated, the amounts and percentage of net sales of certain line items from SED’s consolidated statements of operations (dollar amounts in thousands):

	Year Ended June 30,
	2012		2011		$	%
	$	%	$	%	Change	Change

Net sales	$577,274	100.0%	$606,983	100.0%	$(29,709)	(4.9)%
Cost of sales	540,650	93.7%	575,330	94.8%	(34,680)	(6.0)%
Gross profit	36,624	6.3%	31,653	5.2%	4,971	15.7%

Operating expenses:
Selling, general and administrative	33,147	5.7%	26,688	4.3%	6,459	24.2%
Depreciation and amortization	725	0.1%	440	0.1%	285	64.8%
Foreign currency transaction loss (gain)	620	0.1%	(285)	0.0%	905	(317.5)%
Acquisition-related costs	370	0.1%	0	0.0%	370
Total operating expenses	34,862	6.0%	26,843	4.4%	8,019	29.9%
Operating income	1,762	0.3%	4,810	0.8%	(3,048)	(63.4)%
Interest income	8	0.0%	53	0.0%	(45)	(84.9)%
Interest expense	(1,234)	(0.2)%	(979)	0.2%	(255)	26.0%
Gain on acquisition	1,262	0.2%	0	0.0%	1,262
Income before income taxes	1,798	0.3%	3,884	0.6%	(2,086)	(53.7)%
Income tax expense	378	0.1%	767	0.1%	(389)	(50.7)%
Net income	$1,420	0.2%	$3,117	0.5%	$(1,697)	(54.4)%

Fiscal 2012 Compared To Fiscal 2011

Revenues. Net sales decreased 4.9%, or $29.7 million, to $577.3 million in fiscal 2012 as compared to $607.0 million in fiscal 2011. Sales during fiscal 2012 included U.S. sales of small appliance products acquired from Archbrook Laguna LLC (“ABL”).

Comparative revenues by SED geography are summarized below (dollar amounts in thousands):

	Year Ended June 30,
	2012		2011		Change
	$	%	$	%	$	%
United States
Domestic	$346,738	60.1%	$378,104	62.3%	$(31,366)	(8.3)%
Export (net of elimination)	95,402	16.5%	89,826	14.8%	5,576	6.2%
Total U.S.	442,140	76.6%	467,930	77.1%	(25,790)	(5.5)%
Latin America	135,134	23.4%	139,053	22.9%	(3,919)	(2.8)%
Consolidated	$577,274	100.0%	$606,983	100.0%	$(29,709)	(4.9)%

Domestic revenues were $346.7 million in fiscal 2012, a decrease of 8.3%, compared with $378.1 million in fiscal 2011. The net decrease in domestic revenue is attributable to decreases in sales of hard drives, notebooks, and televisions, offset by additional revenues generated by sales of new products acquired from ABL. Export revenues were $95.4 million in fiscal 2012, an increase of 6.2%, compared to $89.8 million in fiscal 2011. The increase resulted from additional sales of computer products, printers and consumable printer products. Sales in Latin America were $135.1 million in fiscal 2012 a decrease of 2.8%, compared with $139.1 million sales in fiscal 2011.

Microcomputer product sales were $495.6 million in fiscal 2012, a decrease of 7.8% over similar product sales of $537.7 million reported for the same period in 2011. The decrease in the microcomputer product sales were primarily attributable to the impact of the flooding in Thailand which interrupted hard drive production. We also had lower sales in the notebook products category. While the volume of hard drives and related products decreased, we saw an increase in margins in those products due to reduced product availability. Sales of microcomputer products represented approximately 85.8% of net sales for fiscal 2012 compared to 88.6% for the comparable period in 2011.

Consumer electronics sales, all of which were in the U.S., for fiscal 2012 were $58.0 million, a decrease of 14.6%, compared to $67.9 million for the comparable period in 2011. Sales of consumer electronics products accounted for approximately 10.0% of net sales for fiscal 2012 compared to 11.2% for the comparable period in 2011. The decrease in consumer electronics sales is attributable to declines in market prices for television products and SED’s unit sales volumes in this product category.

Small appliance and housewares sales, all of which were in the U.S., for fiscal 2012 were $23.7 million, up from $1.4 million in fiscal 2011. The increase was due primarily to the additional product categories acquired from ABL. Sales of small appliances and housewares accounted for approximately 4.1% of net sales for fiscal 2012 compared to 0.2% in fiscal 2011.

Gross Profit Margins. Gross profit margin increased $5.0 million or 15.7% to $36.6 million for fiscal 2012, compared to $31.7 million for fiscal 2011. Gross margin as a percentage of net sales was 6.3% for fiscal 2012 compared to 5.2% for fiscal 2011. The increased gross profit percent is attributable to higher than normal sales prices on hard drives due to inventory supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand, and higher margins earned on small appliances. Gross margins earned in Latin America in fiscal 2012 increased by approximately 38 basis points due primarily to product mix as well as increased sales from continued penetration in new markets.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2012 increased $6.4 million to $33.1 million, or 24.2%, compared to $26.7 million for fiscal 2011, representing 5.7% and 4.3% of revenues, respectively. The increase is primarily attributable to approximately $4.1 million of expense related to acquisition, integration, and selling of the housewares products acquired from ABL, increased salaries due to selective headcount additions and certain wage increases including statutorily mandated increases in Colombia and Argentina, an increase in commissions related to the increase gross margins, and management severance expenses in Argentina and the U.S.

Depreciation and Amortization. Depreciation and amortization was $0.7 million and $0.4 million for fiscal 2012 and 2011, respectively.

Foreign Currency Transaction Gain. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The valuation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction loss totaling $0.6 million in fiscal 2012 as compared to a net foreign currency transaction gain of $0.3 million in fiscal 2011.

Acquisition-related cost. Acquisition-related expenses associated with the acquisition of the Lehrhoff Assets during fiscal 2012 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction.

Interest Income. Interest income was $8,000 for fiscal year 2012 and $53,000 for fiscal 2011. This income is related to bank interest and customer past due interest earned by SED’s Latin American subsidiaries.

Interest Expense. Interest expense was $1.2 million for fiscal 2012 and $1.0 million in fiscal 2011.

Gain on Acquisition. In fiscal 2012, SED purchased certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ABL, primarily those related to its Lehrhoff subsidiary. The estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million paid by SED, resulting in a gain of $1.3 million for the year ended June 30, 2012. See Note 3 to the consolidated financial statements.

Provision for Income Taxes. Income tax expense was $0.4 million for fiscal 2012 as compared to $0.8 million for fiscal 2011. The provision is attributed to income generated by SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carryforward for Federal and all but two state tax jurisdictions. The decrease in income taxes in fiscal 2012 was attributed to the decrease in taxable income experienced in Latin America.

The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to: (a) taxes imposed on the foreign subsidiaries and (b) the fact that SED is not fully valuing a tax asset and the benefit of its net operating loss carryforward. At June 30, 2012, SED has a total net operating loss carry forward for Federal tax purposes of approximately $62.2 million and for state tax purposes of approximately $52.5 million, expiring at various dates through 2029. At June 30, 2012 and 2011, SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia S.A.S. (SED Colombia), as at this time it is not considered more likely than not that these assets will be realized. SED continues to monitor this assertion quarterly.

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

Liquidity and Capital Resources

Overview. At June 30, 2012, SED had cash and cash equivalents totaling $4.7 million and working capital of approximately $20.6 million. At June 30, 2012, SED’s availability under its credit facilities was approximately $16.9 million, after deducting $2.6 million in reserves for outstanding letters of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its revolving credit facilities with Wells Fargo Bank (USA) and Helm Bank (Colombia). SED’s U.S. accounts receivable, inventories, and other domestic assets, collateralize SED’s borrowings from Wells Fargo. SED signed an amendment with Wells Fargo in August 2011 which increased borrowing availability from $55 million to $60 million as permitted in the February 2011 extension. SED’s credit facility with Wells Fargo expires in January 2015. The Wells Fargo line of credit may be increased to $75 million in $5 million increments at SED’s discretion if certain criteria are met. Cash flows from the increase in the line of credit were used to fund the acquisition of Lehrhoff as described in Note 3 to the consolidated financial statements (“Acquisition”).

SED maintains a $5.1 million unsecured one-year credit line with Helm Bank in Colombia that expires in February 2013. This facility renews annually subject to Helm Bank’s approval.

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit. As of June 30, 2012, SED was in compliance with the requirements of the Wells Fargo and Helm Bank credit facility agreements and has no reason to believe that it will not remain in compliance.

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

Operating Activities. Cash provided by operating activities was $8.0 million for the fiscal year ended June 30, 2012, an increase of $24.3 million as compared to approximately $16.3 million used in operating activities for the fiscal year ended June 30, 2011. The $24.3 million increase in operating activities is attributable to a decrease in inventories and trade receivables, partially offset by a decrease net income and accounts payable. Changes in operating assets and liabilities during the fiscal year ended June 30, 2012 are as follows:

Net trade receivables were $54.0 million at June 30, 2012 and $64.3 million at June 30, 2011. Average day’s sales outstanding for fiscal year 2012 and 2011 were approximately 38 and 39 days, respectively. SED continues to provide flexible credit options while also managing customer aged receivables.

Inventories decreased $1.6 million to $61.8 million at June 30, 2012 from $63.4 million at June 30, 2011. The decrease can be attributed to lower net sale volumes and purchasing to current demand. Inventory turns for the fiscal year ended June 30, 2012 and 2011 were approximately 9.5 and 9.7, respectively.

Other current assets increased to $8.2 million at June 30, 2012 from $6.6 million at June 30, 2011. This was primarily due to increases in prepaid withholding taxes required in Argentina and Colombia, deposits, and miscellaneous receivables.

Trade accounts payable decreased by $7.6 million to $63.1 million at June 30, 2012 compared to $70.7 million at June 30, 2011.

Accrued and other current liabilities decreased to $8.7 million at June 30, 2012 from $9.6 million as of June 30, 2011.

SED’s cash flows are affected by the changes in exchange rates in Argentina and Colombia. The exchange rate changes had the effect of using $6,000 in cash for the fiscal year ended June 30, 2012 as compared to providing $0.3 million in cash for the same period in 2011.

Investing Activities. Net cash used in investing activities increased by $4.9 to $6.4 million at June 30, 2012 compared to $1.5 million at June 30, 2011. Investing activities included $4.1 million related to the acquisition of assets from ABL. Capital purchases increased by $0.8 million primarily related to move to new facilities in Atlanta, GA and Keasbey, NJ during fiscal 2012.

Financing Activities. Net borrowings under the credit facilities decreased by $1.5 million to $36.9 million at June 30, 2012 compared to $38.4 million at June 30, 2011. The decrease was partly due to decreases in SED’s inventory levels and decreased receivables from the lower net sales.

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. Those options are (a) LIBOR plus a margin of 1.50% to 2.25%, or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility. Interest and commitment fees are payable monthly. Borrowings under the Wells Fargo Agreement are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement contains certain covenants which, among other things, require that SED maintain unused availability of $5.0 million or more during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $500,000 under the Agreement. The Wells Fargo Agreement also requires that if SED’s availability is less than 10% of the formula borrowing base ($5.0 million at June 30, 2012) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio, as defined, is required. SED’s availability did not fall below this requirement during fiscal 2012. Dividends are limited to $500,000 under the Agreement. As of June 30, 2012, SED determined that it was in compliance with the Wells Fargo Agreement. There is an SED stock buy-back limit included in the Wells Fargo Agreement. SED was also in compliance with that limit.

SED’s one-year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum. This line of credit expires in February 2013 and renews annually, subject to Helm Bank’s approval.

Available borrowings under these credit facilities at June 30, 2012 were $13.7 million under the Wells Fargo Agreement, after deducting $0.7 million in reserves for its outstanding letters of credit, and $3.2 million under the Helm Bank line of credit after deducting $1.9 million in reserves for its outstanding letters of credit.

The carrying value of all bank debt at June 30, 2012 approximates its fair value based on the variable market rates of interest on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15.0 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited does not include Wells Fargo’s markup of 1.5% as of June 30, 2012. SED recognizes the interest rate swap contract derivatives as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $240,000 and $0.6 million as of June 30, 2012 and 2011, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

The global economic downturn created several risks relating to SED’s financial results, operations and prospects. SED may experience a rapid decline in demand for the products it sells resulting in a more competitive environment and increased pressure to reduce the cost of operations. The benefits from cost reductions may take longer to fully realize and may not fully mitigate the impact of the reduced demand. The recent global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on SED’s gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Latin America and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This may result in a reduction of the credit lines SED provides to its customers, thereby having a negative impact on its sales. Also, volatile foreign currency exchange rates increase SED’s risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on SED’s future financial results.

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

The functional currency for SED’s international subsidiaries is the local currency of the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At June 30, 2012, SED held approximately $6.2 million of short-term forward exchange contracts, which mature through October 2012. The fair value of these contracts is recorded in accrued and other current liabilities.

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

Net Operating Tax Loss Carry Forwards

SED has accumulated net operating loss carry forwards for Federal income tax purposes of approximately $62.2 million and for state tax purposes of approximately $52.5 million, which expire in fiscal years 2019 through 2029. These losses are available to offset taxable income generated through those dates. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carryforwards may be utilized.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, as defined in Rule 12b-2 of the Exchange Act, we are not required to provide this information.

Item 8.    Consolidated Financial Statements and Supplementary Data

An Index to the consolidated financial statements and the consolidated financial statements required by this item are set forth beginning on page F-1.

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

(b)  Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2012, our internal control over financial reporting is effective based on these criteria.

(c)  Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Item 11.   Executive Compensation

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.   Certain Relationships and Related Transactions, and Director Independence

Item 14.   Principal Accountant Fees and Services

The information in response to Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before October 29, 2012, with respect to its 2012 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of SED’s independent registered public accounting firm thereon are filed herewith.

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets as of June 30, 2012 and 2011

•	Consolidated Statements of Income for the years ended June 30, 2012 and 2011

•	Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2012 and 2011

•	Consolidated Statements of Cash Flows for the years ended June 30, 2012 and 2011

•	Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (1)
3.2	Amendment to Articles of Incorporation. (2)
3.3	Amendment to Articles of Incorporation dated January 21, 2009. (17)
3.4	Bylaws of the Company. (1)
3.5	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007. (3)
3.6	Article 1, Section 11 of the Bylaws of SED International Holdings, Inc., as amended on January 21, 2009. (17)
**10.1	Form of Non-Qualified Stock Option Agreement for Directors. (8)
**10.2	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company. (1)
**10.3	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company. (1)
10.4	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005. (11)
10.5	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007. (12)
**10.6	2007 Restricted Stock Plan. (13)
**10.7	Final Form of Restricted Stock Agreement, dated as of October 23, 2007, between the Company and each of Barry Diamond, Lyle Dickler and Jonathan Elster. (13)
10.8	Fourth Amendment to Wachovia Loan and Security Agreement dated August 23, 2007. (14)
10.9	Fifth Amendment to Wachovia Loan and Security Agreement dated January, 21, 2008. (14)
10.10	Sixth Amendment to Wachovia Loan and Security Agreement dated July 1, 2008. (14)
**10.11	Employment Agreement dated August 10, 2009 between SED International Holdings, Inc. and Lyle Dickler (15)
10.12	Amendment to Wachovia Loan and Security Agreement dated September 9, 2009 (17)
**10.13	2009 Incentive Compensation Plan. (18)
**1014	Employment Agreement between SED International Holding, Inc. and Jonathan Elster dated as of July 1, 2010. (20)
10.15	Lease Agreement between the Company and Highwoods Realty Limited Partnership(21)
10.16	Seventh Amendment to the Loan and Security Agreement, dated February 1, 2011, with Wells Fargo Bank. (22)
**10.17	Modification Agreement, dated December 8, 2010 to the Employment Agreement of Lyle Dickler. (23)
**10.18	Modification to Employment Agreement and Retention Agreement, dated August 28, 2012, between SED International Holdings, Inc. and Jonathan Elster. (24)
21	Subsidiaries of the Company. (16)
*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.
*32.1	Section 1350 Certification by Principal Executive Officer.
*32.2	Section 1350 Certification by Principal Financial Officer.
***101.INS	XBRL Instance Document
***101.SCH	XBRL Taxonomy Extension Schema Document
***101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
***101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
***101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
***101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
**	Denotes compensatory plan, compensation arrangement or management contracts.

***	Filed herewith. In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, except as expressly set forth by specific reference in such filing.

1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

2)	Filed as an exhibit to the Company’s Revised Definitive Proxy Statement filed with the SEC on March 26, 2002 and incorporated herein by reference.

3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2007 and incorporated herein by reference.

4)	Filed as an exhibit to the Company’s Definitive Supplemental Proxy Statement filed with the SEC on October 18, 1991 and incorporated herein by reference.

5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1992 and incorporated herein by reference.

6)	Filed as an exhibit to the Company’s Proxy Statement filed with the SEC on October 1, 1995 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Current Report on form 8-K filed with the SEC on November 24, 2008 and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Proxy Statement filed with the SEC on October 1, 1996 and incorporated herein by reference.

10)	Filed as an exhibit to Amendment No. 1 of the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference.

15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 14, 2009 and incorporated herein by reference.

16)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

17)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference.

18)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2010 and incorporated herein by reference.

19)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2009 and incorporated herein by reference.

20)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on August 31, 2010 and incorporated herein by reference.

21)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2011 and incorporated herein by reference.

22)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated herein by reference.

23)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 13, 2010 and incorporated herein by reference.

24)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED International Holdings, Inc.

By:	/s/ LYLE DICKLER
Lyle Dickler, Chief Financial Officer
(Principal Financial and Accounting officer)

Date: September 13, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this September 13, 2012.

/s/ JONATHAN ELSTER	Chief Executive Officer
Jonathan Elster	(Principal Executive Officer)

/s/ LYLE DICKLER	Chief Financial Officer
Lyle Dickler	(Principal Financial and Accounting Officer)

/s/ ARTHUR L. GOLDBERG	Director
Arthur L. Goldberg

/s/ STEPHEN H. GREENSPAN	Director
Stephen H. Greenspan

/s/ J. K. HAGE III
J. K. Hage III	Director

/s/ SAMUEL KIDSTON
Samuel Kidston	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders

SED International Holdings, Inc.

We have audited the consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2012 and 2011, and their results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Roseland, New Jersey

September 13, 2012

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,
	2012	2011

ASSETS

Current assets:
Cash and cash equivalents	$4,710	$4,751
Trade accounts receivable, less allowance for doubtful accounts of $853 and $783, respectively	54,030	64,335
Inventories	61,785	63,359
Deferred tax assets, net	632	443
Other current assets	8,123	6,617
Total current assets	129,280	139,505
Property and equipment, net	3,549	1,928
Other assets	264	0
Total assets	$133,093	$141,433

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$63,084	$70,681
Accrued and other current liabilities	8,716	9,581
Revolving credit facilities	36,880	38,430
Total current liabilities	108,680	118,692

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 7,112,995 shares issued and 4,979,159 shares outstanding at June 30, 2012 and 6,979,161 shares issued and 4,867,697 shares outstanding at June 30, 2011	70	70
Additional paid-in capital	71,013	70,648
Accumulated deficit	(28,692)	(30,112)
Accumulated other comprehensive loss	(3,187)	(3,171)
Treasury stock, 2,133,836 shares and 2,111,464 shares, at cost	(14,791)	(14,694)
Total shareholders’ equity	24,413	22,741
Total liabilities and shareholders’ equity	$133,093	$141,433

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share amounts)

	Years Ended June 30,
	2012	2011

Net sales	$577,274	$606,983
Cost of sales	540,650	575,330
Gross profit	36,624	31,653

Selling, general and administrative expenses	33,147	26,688
Depreciation and amortization expense	725	440
Foreign currency transactions loss (gain)	620	(285)
Acquisition-related costs	370	0
Total operating expenses	34,862	26,843
Operating income	1,762	4,810

Interest income	8	53
Interest expense	(1,234)	(979)
Gain on acquisition	1,262	0
Income before income taxes	1,798	3,884
Income tax expense	(378)	(767)
Net income	$1,420	$3,117

Basic income per common share	$.29	$.68
Diluted income per common share	$.29	$.63

Weighted average number of common shares outstanding:
Basic	4,835,000	4,591,000
Diluted	4,906,000	4,936,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Par Value	Capital	Deficit	Loss	Shares	Cost	Equity

BALANCE JUNE 30, 2010	6,739,031	$68	$69,957	$(33,229)	$(3,668)	1,694,491	$(13,087)	$20,041
Stock awards issued	67,630
Stock awards forfeited						6,666
Stock options exercised	172,500	2	325					327
Stock-based compensation			366					366
Stock repurchased and retired						410,307	(1,607)	(1,607)

Net income				3,117				3,117
Foreign currency translation adjustments					501			501
Changes in fair value and related amortization of interest rate swap contract					(4)			(4)
Comprehensive income								3,614

BALANCE JUNE 30, 2011	6,979,161	70	70,648	(30,112)	(3,171)	2,111,464	(14,694)	22,741

Stock awards issued	93,532
Stock awards forfeited						2,362
Stock options exercised	40,302
Stock-based compensation			365					365
Stock repurchased and retired						20,010	(97)	(97)

Net income				1,420				1,420
Foreign currency translation adjustments					(168)			(168)
Changes in fair value of interest rate swap contract					152			152
Comprehensive income								1,404

BALANCE JUNE 30, 2012	7,112,995	$70	$71,013	$(28,692)	$(3,187)	2,133,836	$(14,791)	$24,413

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended June 30,
	2012	2011
Operating activities:
Net income	$1,420	$3,117
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	725	440
Deferred tax assets	(189)	(130)
Stock compensation	365	366
Gain from acquisition	(1,262)	0
Provision for losses on trade accounts receivable	387	353
Changes in operating assets and liabilities:
Trade accounts receivable	9,559	(10,234)
Inventories	6,412	(14,720)
Other assets	(1,561)	(2,484)
Trade accounts payable	(7,285)	7,815
Accrued and other current liabilities	(604)	(864)
Net cash provided by (used in) operating activities	7,967	(16,341)

Investing activities:
Purchases of equipment	(2,243)	(1,454)
Cash used in acquisition	(4,112)	0
Net cash used in investing activities	(6,355)	(1,454)

Financing activities:
Net (repayments) borrowing under revolving credit facilities	(1,550)	16,131
Purchase of company common stock	(97)	(1,607)
Proceeds from stock option exercises	0	327
Net cash (used in) provided by financing activities	(1,647)	14,851
Effect of exchange rate changes on cash and cash equivalents	(6)	250
Decrease in cash and cash equivalents	(41)	(2,694)
Cash and cash equivalents:
Beginning of year	4,751	7,445
End of year	$4,710	$4,751

Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest	$1,356	$1,016
Income taxes	$740	$773

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended June 30, 2012 and 2011

(Tabular amounts in thousands except share and per share amounts)

1. Description of Business

SED is engaged in the wholesale distribution of microcomputer and consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED services Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. (“SED Colombia”) in Bogotá, Colombia and Intermaco S.R.L. (“Intermaco”) in Buenos Aires, Argentina.

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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation. At June 30, 2012, approximately $4.5 million of SED’s cash and cash equivalents were not covered by Federal deposit insurance. The funds held in Latin American banks, which represent 52% of the Company’s cash and cash equivalents at June 30, 2012, are generally not available for use domestically without payment of local country withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and the Company generally does not require collateral from its customers.

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

Allowance for Doubtful Accounts — An allowance for doubtful accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which protects the Company from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions).

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

Property and Equipment — Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets, which generally range from three to seven years. Leasehold improvements are amortized ratably over the lesser of the useful lives of the improvements or the related lease terms.

Foreign Currency Translation — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes. As of June 30, 2012 and 2011, the amount of deferred income taxes recorded against cumulative translation losses is fully offset by a valuation allowance. The results of foreign operations are translated at the average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statement of income.

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets relate primarily to differences in the financial reporting basis and the tax basis of reserves, translation losses and depreciation of fixed assets, in addition to net operating loss and tax credit carry-forwards. Deferred tax liabilities relate to U.S. taxes on unremitted foreign earnings. As the likelihood of the full realization of the net operating losses, reserves and translation losses is uncertain, the Company has provided a valuation allowance for the future tax benefits that may not be utilized. SED evaluates the need for liabilities related to uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. See Note 6, Income Taxes, for additional discussion.

Earnings Per Common Share (EPS) — Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Included in diluted earnings per share for the year ended June 30, 2012 are the dilutive effect of options to purchase 55,000 shares of common stock and the dilutive effect of 47,069 shares of non-vested restricted stock. Included in diluted earnings per share for the year ended June 30, 2011 are the dilutive effect of options to purchase 160,000 shares of common stock and the dilutive effect of 178,890 shares of non-vested restricted stock.

Components of basic and diluted earnings per share for the year ended June 30 were as follows:

	2012	2011

Net income	$1,420	$3,117

Weighted average number of common shares outstanding - Basic	4,835,000	4,591,000
Effect of dilutive securities:
Non vested restricted stock	47,000	243,000
Stock options	24,000	102,000
Weighted average number of common shares outstanding - Diluted	4,906,000	4,936,000

Net income per share:
Basic	$0.29	$0.68
Diluted	$0.29	$0.63

Share-Based Compensation — All share-based awards are measured based on their fair value as of the grant date and recognized as compensation expense on a straight-line basis over the period during which the award recipient is required to provide service in exchange for the award (the vesting period). See Note 8, Shareholders’ Equity, for additional discussion.

Comprehensive Income (Loss) — Comprehensive income (loss) is defined as the change in equity (net assets) of a business enterprise during a period from transactions or other events and circumstances from non-owner sources, and is comprised of net income (loss) and other comprehensive income (loss). SED’s other comprehensive income (loss) is comprised of changes in SED’s foreign currency translation adjustments and changes in fair value of an interest rate swap contract, including income taxes attributable to those changes. Accumulated other comprehensive loss included in shareholders’ equity totaled $3.2 million at both June 30, 2012 and June 30, 2011 and consisted of $3.0 million and $2.8 million of net foreign currency translation adjustments and $0.2 million and $0.4 million related to the interest rate swap contract, respectively.

Reclassifications — Certain amounts in the 2011 consolidated financial statements have been reclassified to conform with the current year presentation.

Recent Accounting Pronouncements — In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends the presentation of “Comprehensive income” in the financial statements. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. The accounting update will be applicable to SED beginning in the first quarter of fiscal year 2013 and SED will update its presentation of “Comprehensive Income” to comply with the updated disclosure requirements.

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

In January 2012, SED received the final settlement related to the Lehrhoff acquisition and recorded an additional gain of $0.3 million on the transaction. The final settlement related to the reconciliation of inventory in transit at the time of the acquisition. The estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million paid by SED, resulting in a gain of $1.3 million for the year ended June 30, 2012.

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

The following table summarizes the estimated fair value of the assets acquired, gain on acquisition, and purchase price recognized on the acquisition date (in thousands):

Finished goods inventory	$5,022
Intangible assets, including customer lists and intellectual property	352
Assets acquired	5,374
Gain on acquisition	1,262
Total purchase price	$4,112

The products acquired from ABL enhanced existing product lines and are sold both from the new Northeast U.S. distribution center and SED’s other U.S distribution centers while being fully integrated within SED’s existing sales and distribution network. Due to this integration, SED does not operate Lehrhoff as a separate business unit and, as such, it is not practicable to report earnings separate from the consolidated financial statements of SED.

4. Property and Equipment

Property and equipment are comprised of the following:

	June 30,
	2012	2011

Furniture and equipment	$10,462	$9,038
Leasehold improvements	3,530	2,766
Other	112	92
	14,104	11,896
Less accumulated depreciation and amortization	(10,555)	(9,968)
	$3,549	$1,928

Depreciation and amortization expense for property and equipment totaled $0.6 million and $0.4 million for the years ended June 30, 2012 and 2011, respectively.

5. Credit Facilities

SED currently maintains two credit facilities, one with Wells Fargo Bank (USA) and the other with Helm Bank (Colombia). The Wells Fargo Agreement provides for borrowings based on SED’s eligible accounts receivable and inventories as defined in the Agreement. On August 8, 2011, SED exercised its option to increase the credit facility to $60 million. SED’s credit facility expires in January 2015. The Wells Fargo line of credit may be increased to $75 million in $5 million increments at SED’s discretion, if certain criteria are met.

Borrowings under the Wells Fargo Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. These interest rate options are (a) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility and pay interest and the commitment fee on a monthly basis. Borrowings under the Wells Fargo Agreement which amounted to $36.9 million at June 30, 2012 and $38.1 million at June 30, 2011, are collateralized by substantially all domestic assets of SED.

The Wells Fargo Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $2 million under the Agreement. The Wells Fargo Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($5.0 million at June 30, 2012) at any time during the extended term of the Agreement, then SED must maintain a minimum fixed charge coverage ratio. SED’s availability did not fall below this requirement during the year ended June 30, 2012. Dividend payments are restricted to $0.5 million under the Agreement. As of June 30, 2012, SED determined that it was in compliance with the Wells Fargo Agreement. There is a $3 million stock buy-back limit permitted under the Wells Fargo Agreement and at June 30, 2012 SED has repurchased approximately $1.8 million worth of its stock and has approximately $1.2 remaining for future purchases.

The amount available for borrowings under the Wells Fargo Agreement at June 30, 2012 was $13.7 million, after deducting $0.7 million in reserves for outstanding letters of credit.

SED’s $5.1 million one year unsecured line of credit with Helm Bank bears interest at a fixed rate of 7.3% per annum and expires in February 2013. There were no borrowings at June 30, 2012 so the amount available for borrowings under the line of credit at June 30, 2012 is $3.2 million after deducting $1.9 million for outstanding letters of credit. At June 30, 2011, borrowings amounted to $0.3 million.

The carrying value of all bank debt at June 30, 2012 and June 30, 2011 approximates its fair value based on the variable market rates of interest or short term maturities on such bank debt.

SED also maintains an interest rate swap contract to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of June 30, 2012. SED recognizes the interest rate swap contract as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.2 million at June 30, 2012 and $0.6 million at June 30, 2011 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

6. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,
	2012	2011
Deferred tax assets:
U.S. Federal and state operating loss carry-forwards	$23,416	$23,248
Foreign currency translation adjustments	1,134	1,070
Other	2,126	2,128
Deferred tax assets	26,676	26,446
Valuation allowance	(22,165)	(22,111)
	4,511	4,335
Deferred tax liabilities:
Unremitted foreign earnings	(3,879)	(3,892)
Deferred tax assets, net	$632	$443

The net deferred tax assets at June 30, 2012 and June 30, 2011 all are related to SED Colombia and Intermaco and were classified as current assets on the consolidated balance sheets. At June 30, 2012 and 2011, the Company has total net operating loss carry-forwards for Federal and state income tax purposes in the United States of approximately $62.2 million and $52.5 million, respectively, expiring at various dates through 2029. In addition, as of June 30, 2012, the Company has alternative minimum tax credit carry-forwards of approximately $0.3 million, which carry over until they are used. At June 30, 2012 and 2011, the Company has recorded a valuation allowance for principally all deferred tax assets only to the extent not offset by deferred tax liabilities, except for those relating to Intermaco and SED Colombia, as there is no assurance that these assets will be realized.

The components of income before income taxes consist of the following:

	Year Ended June 30,
	2012	2011
United States	$1,551	$1,892
Foreign	247	1,992
Total	$1,798	$3,884

Components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2012	2011
Current:
Federal	$(17)	$(19)
State	114	39
Foreign	470	877
	567	897
Deferred:
Foreign	(189)	(130)
	$378	$767

The Company’s income taxes payable at both June 30, 2012 and 2011 was $0.6 million, and are included in accrued and other current liabilities on the consolidated balance sheets. Prepaid income taxes of $0.1 million were included in other current assets on the consolidated balance sheets as of June 30, 2012 and 2011.

The Company’s effective tax rates for net income differ from statutory rates as follows:

	Year Ended June 30,
	2012	2011

Statutory Federal rates	34.0%	34.0%
State income taxes net of Federal income tax expense	4.3	3.1
Non-deductible items	1.4	0.0
U.S. tax on foreign earnings	(0.7)	10.7
Valuation allowance	(32.0)	(29.8)
Foreign taxes in excess of Federal statutory rate	11.7	1.5
Other	2.3	0.3
Totals	21.0%	19.8%

The valuation allowance increased during fiscal year 2012 by $54,000 and decreased during fiscal year 2011 by $1.4 million, respectively. The increase in the current year was due to a net operating loss correction of $0.6 million resulting from a Section 382 study commissioned by the Company, offset by decreases for 2012 taxable income generated during the year. This increased the deferred tax asset net operating loss and valuation allowance by approximately $0.6 million, tax effected. In addition, the Company utilized net operating losses and alternative minimum tax credits of approximately $0.5 million, tax effected.

As of June 30, 2012 and 2011, the Company had no liabilities related to uncertain tax positions. Additionally, the Company does not believe there are any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2012.

In the event the Company is required to recognize a liability for uncertain tax positions, any associated penalties and interest accrued would be recorded as a component of income tax expense. There have been no income tax related penalties or interest assessed or recorded as of June 30, 2012 and 2011.

The Company conducts business principally in North and South America and in the Caribbean region. As a result, one or more of its subsidiaries files income tax returns in the U.S. and various state, local, and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia. The Company is no longer subject to income tax examinations for tax years ending before June 30, 2009 in the U.S., and for tax years ending before December 31, 2010 in Colombia, but remains subject to examination in Argentina for tax years ending June 30, 2006 and later.

7. Lease Obligations

SED leases its main office and warehouse facility under an operating lease which expires in August 2022. The Company leases additional distribution center and sales office space and office equipment under other operating leases expiring through October 2017. Rent expense under all operating leases for the years ended June 30, 2012 and 2011 was $1.1 million and $1.0 million, respectively.

As of June 30, 2012, future minimum rental commitments under non-cancelable operating leases are:

Year Ending June 30,
2012	$1,749
2013	1,969
2014	1,667
2015	2,154
2016	1,187
2017 and later	2,061
$10,787

8. Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of Common Stock are available for awards. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of June 30, 2012, there were 142,699 shares of common stock available for future grants.

Stock Option Plans — At June 30, 2012, stock options for 55,000 shares were outstanding and were all exercisable with an aggregate intrinsic value of approximately $0.1 million. During fiscal 2012, stock options for 102,500 shares were exercised on cash-less basis which resulted in the issuance of 40,302 shares of our common stock. In 2011, 172,500 options were exercised for $327,000 in proceeds to the Company.

Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at June 30, 2011	160,000	$1.44
Forfeited or expired	(64,698)	$1.94
Exercised	(40,302)	$1.96
Outstanding at June 30, 2012	55,000	$0.48

Vested and exercisable at June 30, 2012	55,000		0.6	$112,100

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of SED. At June 30, 2012, all shares were vested under the 2007 Plan.

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

Non vested restricted stock activity is as follows:

	June 30,
	2012	Weighted Average Grant- Date Fair Value	2011	Weighted Average Grant- Date Fair Value
Shares of non vested restricted stock-beginning of period	178,890	$1.61	423,987	$1.38
Issued	93,532	$3.68	67,630	$3.68
Vested	(224,657)	$1.91	(306,061)	$2.44
Forfeited	(2,362)	$5.10	(6,666)	$1.42
Shares of non vested restricted stock-end of period	45,403	$4.22	178,890	$1.61

Share-based compensation expense was approximately $0.4 million for fiscal 2012 and 2011. At June 30, 2012, there was $77,000 of unrecognized compensation cost related to non-vested stock awards which SED expects to be recognized over the next twenty-four months.

The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date and amortized over a vesting period as stated in the restricted stock agreement.

Stock Repurchase Plan — For the fiscal year ended 2012, SED repurchased 20,010 shares of its common stock under its stock repurchase plan for an aggregate amount of $0.1 million. During the fiscal year ended 2011, SED repurchased 410,307 shares of its common stock under a stock repurchase plan for an aggregate amount of $1.6 million.

9. Employee Benefit Plan

SED maintains the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing six months of service. Employees are immediately vested in their own contributions. SED International, Inc. may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 7 years based on years of continuous service. There were approximately $36,000 of matching contributions for fiscal year 2012 and $32,000 for fiscal year 2011.

10. Segment Information

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated
Year Ended June 30, 2012
Net sales to unaffiliated customers	$442,181	$135,134	$(41)	$577,274
Gross profit	26,438	10,186		36,624
Foreign currency transaction loss	0	620		620
Operating income	1,416	346		1,762
Interest expense, net	1,127	99		1,226
Gain on acquisition	1,262	0		1,262
Income tax expense	96	282		378
Net income (loss)	1,454	(34)		1,420
Total assets at year-end	102,878	43,039	(12,824)	133,093

Year Ended June 30, 2011
Net sales to unaffiliated customers	$470,912	$139,053	$(2,982)	$606,983
Gross profit	21,701	9,952		31,653
Foreign currency transactions gain	0	285		285
Operating income	2,843	1,967		4,810
Interest expense, net	951	28		979
Income tax expense	20	747		767
Net income	1,872	1,245		3,117
Total assets at year-end	116,388	38,810	(13,765)	141,433

Sales of products between the SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations are as follows:

Year Ended June 30,	Microcomputer Products	Consumer Electronics	Small Appliances	Total
2012	$495,576	$57,952	$23,746	$577,274
2011	$537,667	$67,927	$1,389	$606,983

Approximately 39.9% ($95.4 million United States export and $135.1 million Latin America) and 37.7% ($92.8 million United States export, ($3.0) million elimination and $139.1 million Latin America) in the fiscal years ended June 30, 2012 and 2011, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

11. Significant Vendors

During the year ended June 30, 2012, the SED purchased approximately 26.5% (14.7%, and 11.8%) of its product from two vendors. During the year ended June 30, 2011, the Company purchased approximately 53.2% (17.2%, 12.1%, 12.0%, and 11.9%) of its product from four vendors.

12. Fair Value Measurements

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

SED is exposed to market risks from changes in interest rates, which may affect its operating results and financial position. SED reduces its risks from interest rate fluctuations through the use of an interest rate swap contract (see Note 5). This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. SED endeavors to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. SED has determined that its interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a discounted cash flow valuation model which includes inputs other than quoted market prices that are both observable and unobservable.

13. Employment Agreements

The Company has employment agreements with certain key executives which expire at various dates through July 1, 2013. Under such agreements SED is obligated to pay $0.3 million during fiscal 2012 and $0.3 million for fiscal 2013. One agreement also calls for a bonus, based on Company performance goals, of between 10% and 50% of base pay of $0.3 million in each of those two years. The agreements also provide for a severance payment should the individual be terminated without cause. See Note 15 Subsequent Event.

14. Litigation

SED is involved in litigation from time to time in the ordinary course of its business. SED provides for estimated legal fees and settlements relating to pending lawsuits when they are probable and reasonably estimable. SED does not believe that the outcome of any such pending or threatened litigation in the ordinary course of business will have a material adverse effect on the financial position or results of operations of the Company. However, as is inherent in legal proceedings where issues may be decided by finders of fact, there is a risk that unpredictable decisions adverse to the Company could be reached.

15. Subsequent Event

Effective August 28, 2012, SED and Jonathan Elster entered into a Modification to Employment and Retention Agreement (the “Modification Agreement”) pursuant to which: (i) Mr. Elster resigned from the Board of Directors of SED as of such date; (ii) Mr. Elster will become SED’s Chief Strategy Officer upon the hiring of an Interim CEO, new CEO or President; (iii) beginning on July 1, 2013, either SED, other than for Good Cause (as defined in the Modification Agreement), or Mr. Elster can upon three weeks prior written notice terminate his employment with SED; and (iv) Mr. Elster will be entitled to a $340,000 lump sum severance payment and accelerated vesting of any unvested shares of restricted stock previously granted to him by SED upon the termination of his employment by SED other than for Good Cause, or by Mr. Elster upon notice in accordance with (iii) and after at least 60 days have elapsed from the first day of work of SED’s new CEO.

