Form 10-Q
period 2012-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2012-11-09
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

(770) 243-1200

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at November 1, 2012 was 5,109,089 shares.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

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

2

.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2012	June 30, 2012
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$3,466	$4,710
Trade accounts receivable, less allowance for doubtful accounts of $704 and $853, respectively	52,494	54,030
Inventories	55,655	61,785
Deferred tax assets, net	362	632
Other current assets	12,867	8,123
Total current assets	124,844	129,280
Property and equipment, net	3,924	3,549
Other assets	235	264
Total assets	$129,003	$133,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$60,765	$63,084
Accrued and other current liabilities	9,389	8,716
Revolving credit facilities	36,576	36,880
Total current liabilities	106,730	108,680

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 7,126,883 shares issued and 4,993,047 shares outstanding at September 30, 2012 and 7,112,995 shares issued and 4,979,159 shares outstanding at June 30, 2012	70	70
Additional paid-in capital	71,092	71,013
Accumulated deficit	(30,795)	(28,692)
Accumulated other comprehensive loss	(3,303)	(3,187)
Treasury stock, 2,133,836 shares, at cost	(14,791)	(14,791)
Total shareholders’ equity	22,273	24,413
Total liabilities and shareholders’ equity	$129,003	$133,093

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2012	2011

Net sales	$126,365	$155,839
Cost of sales	119,354	148,320
Gross profit	7,011	7,519

Selling, general and administrative expenses	8,284	7,915
Depreciation and amortization expense	217	125
Foreign currency transactions loss	129	651
Acquisition-related costs	0	370
Total operating expenses	8,630	9,061
Operating loss	(1,619)	(1,542)

Interest expense, net	284	296
Gain on acquisition	0	(998)
Loss before income taxes	(1,903)	(840)
Provision for income tax expense (benefit)	201	(10)
Net loss	$(2,104)	$(830)

Comprehensive loss:
Consolidated net loss	$(2,104)	$(830)
Foreign currency translation adjustment	(179)	(749)
Fair value of interest rate swap contract	63	45
Total comprehensive loss	$(2,220)	$(1,534)

Basic and diluted loss per common share	$(0.43)	$(0.18)

Weighted average number of common shares outstanding:
Basic and diluted	4,948,000	4,685,000

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(2,104)	$(830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	217	125
Deferred tax assets	270	(2)
Stock-based compensation	80	115
Gain from acquisition	0	(998)
Provision for losses on trade accounts receivable	104	76
Changes in operating assets and liabilities:
Trade accounts receivable	1,180	(1,353)
Inventories	5,829	26
Other assets	(4,802)	(3,661)
Trade accounts payable	(1,961)	1,710
Accrued and other current liabilities	838	(200)
Net cash used in operating activities	(349)	(4,992)

Investing activities:
Purchases of equipment	(571)	(962)
Cash used in acquisition	0	(4,376)
Net cash used in investing activities	(571)	(5,338)

Financing activities:
Net (repayments) borrowings under revolving credit facilities	(304)	10,091
Purchase of company common stock	0	(97)
Net cash (used in) provided by financing activities	(304)	9,994
Effect of exchange rate changes on cash and cash equivalents	(20)	(168)
Decrease in cash and cash equivalents	(1,244)	(504)
Cash and cash equivalents:
Beginning of year	4,710	4,751
End of year	$3,466	$4,247

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia S.A.S., and Intermaco S.R.L., (collectively, “SED” or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013, or any other interim period. The June 30, 2012 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Annual Report”).

For further information, refer to the consolidated financial statements and footnotes thereto, including Risk Factors, included in the SED’s Annual Report, filed with the Securities and Exchange Commission (“SEC”) on September 13, 2012.

2. Earnings per Common Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

Diluted earnings (loss) per common share for the three months ended September 30, 2012 and 2011 does not reflect the total of any incremental shares related to the assumed conversion or exercise of stock options due to their anti-dilutive effects. Excluded from diluted loss per share for the three months ended September 30, 2012 were the dilutive effects of options to purchase 150,000 shares of common stock and the dilutive effect of 11,944 shares of nonvested restricted stock. Also excluded from diluted loss per share for the three months ended September 30, 2011 were the dilutive effects of options to purchase 57,500 shares of common stock and the dilutive effect of 223,320 shares of nonvested restricted stock.

Components of basic and diluted earnings per share for the three months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended September 30,
	2012	2011

Net loss	$(2,104)	$(830)

Weighted average number of common shares outstanding basic and diluted	4,948,000	4,685,000

Net loss per basic and diluted share	$(0.43)	$(0.18)

3. Acquisition

In August 2011, SED purchased certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, personal care products, and consumer electronics. Under the terms of the agreement, SED acquired the net assets for a purchase price of approximately $4.1 million in cash. SED has also employed certain personnel of Lehrhoff. For fiscal 2012, the estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million paid by SED, resulting in a gain of $1.3 million, of which $1 million was recognized in the quarter ended September 30, 2011.

4. Comprehensive Loss

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

The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the three months ended September 30, 2012 and 2011 and, therefore, the comprehensive loss for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3.3 million and $3.2 million at September 30, 2012 and June 30, 2012, respectively, and consisted of foreign currency translation adjustments of $3.1 million and $2.8 million, respectively, and $0.2 million and $0.4 million related to the interest rate swap contract, respectively.

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2012
Net sales to unaffiliated customers	$96,186	$30,609	$(430)	$126,365
Gross profit	4,156	2,855	0	7,011
Foreign currency transaction loss	0	129	0	129
Operating (loss) income	(2,209)	590	0	(1,619)
Interest expense, net	278	6	0	284
Income tax expense	15	186	0	201
Net (loss) income	(2,502)	398	0	(2,104)
Total assets at September 30, 2012	100,651	41,176	(12,824)	129,003

	United States	Latin America	Eliminations	Consolidation
For the three months ended September 30, 2011
Net sales to unaffiliated customers	$121,389	$34,450	$0	$155,839
Gross profit	4,956	2,563	0	7,519
Foreign currency transaction loss	0	651	0	651
Operating loss	(1,092)	(450)	0	(1,542)
Interest expense, net	284	12	0	296
Gain on acquisition	(998)	0	0	(998)
Income tax expense (benefit)	16	(26)	0	(10)
Net loss	(394)	(436)	0	(830)
Total assets at September 30, 2011	125,973	36,524	(12,625)	149,872

Sales of products between the SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations are as follows:

Three Months Ended September 30,	Microcomputer Products	Consumer Electronics	Small Appliances	Total
2012	$109,064	$10,218	$7,083	$126,365
2011	$140,349	$14,011	$1,479	$155,839

Approximately 40.1% ($20 million United States export and $30.6 million Latin America) and 38.8% ($26 million United States export, net of ($0.5) million elimination, and $34.5 million Latin America) for the three months ended September 30, 2012 and 2011, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

6. Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of common stock are available for awards. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of September 30, 2012, there were 28,811 awards available for future grants.

Stock Options — At September 30, 2012, stock options for 150,000 shares were outstanding and 70,000 were exercisable with an aggregate intrinsic value of approximately $0.1 million. During the quarter ended September 30, 2012, no stock options were exercised.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of SED. At September 30, 2012, all shares were vested under the 2007 Plan. The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date.

Non-employee director base compensation includes a per annum payment of $35,000 of restricted shares of common stock which shall be paid quarterly. The number of shares to be issued to the Directors will be determined on the last day of each quarter based upon the market price of SED’s common stock as of that date. These restricted shares of common stock vest on the date of issuance. Effective August 2012, the Chairman of the Board was elected Executive Chairman and as such, will no longer be a non-employee director and will receive a salary rather than an annual fee and restricted stock. In connection with his election, the Board awarded the Executive Chairman options to purchase 100,000 shares of common stock exercisable at $2.15 per share and subject to vesting in five equal installments beginning on August 29, 2012 and on each of next four anniversaries, provided he is a director on each anniversary date. These options were awarded from the 2009 Plan.

Nonvested restricted stock activity is as follows:

	Three Months Ended September 30,
	2012	Weighted Average Grant- Date Fair Value	2011	Weighted Average Grant- Date Fair Value
Shares of nonvested restricted stock-beginning of period	45,403	$4.22	178,890	$1.48
Issued	13,888	$2.52	53,010	$3.31
Vested	(47,347)	$3.31	(8,580)	$2.27
Forfeited	0		0
Shares of nonvested restricted stock-end of period	11,944	$5.16	223,320	$1.46

Share-based Compensation Expense — During the three months ended September 30, 2012 and 2011 share-based compensation expense was approximately $0.1 million for 2012 and 2011. At September 30, 2012, there was approximately $0.1 million of unrecognized compensation cost related to nonvested stock awards which SED expects to be recognized over the next twenty-one months. SED expects to incur approximately $84,000 of expense over the next 47 months for all unvested stock options outstanding at September 30, 2012.

7. Credit Facility and Bank Debt

SED currently maintains credit facilities with Wells Fargo Bank (USA) and with three banks in Colombia for SED’s Colombia subsidiary. Total borrowings under SED’s of credit facilities were $36.6 million at September 30, 2012 and $36.9 million at June 30, 2012.

The Wells Fargo credit agreement, as amended (“Agreement”) provides for borrowings which are collateralized by SED’s U.S. accounts receivable, inventories, and other domestic assets. The Agreement allows borrowings up to $60 million and expires in January 2015. The Agreement may be increased to $75 million in $5 million increments at SED’s discretion if certain criteria are met.

Borrowings under the Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. These interest rate options are (a) LIBOR, plus a margin ranging from 1.50% to 2.25%, or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility and pay interest and the commitment fee on a monthly basis.

The Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $2 million under the Agreement. The Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($4.6 million at September 30, 2012) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. SED’s availability did not fall below this requirement during the three months ended September 30, 2012. Dividend payments are limited to $0.5 million under the Agreement. There is a $3 million stock buy-back limit permitted under the Agreement and at September 30, 2012, SED has repurchased approximately $1.8 million worth of its stock and has approximately $1.2 remaining for future purchases. As of September 30, 2012, SED determined that it was in compliance with the Agreement.

The amount available for borrowings under the Agreement at September 30, 2012 was $13.4 million, after deducting $1.5 million in reserves for outstanding letters of credit.

SED also maintains an interest rate swap contract, which expires on January 26, 2013, to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Agreement. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of September 30, 2012. SED recognizes the interest rate swap contract as either assets or liabilities on its balance sheet and measures those instruments at fair value. SED has designated its interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.1 million at September 30, 2012 and $0.2 million at June 30, 2012 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

The SED Colombia subsidiary currently maintains working capital lines of credit at three banks. Each line of credit is short term and maximum availability on each range from $2.5 billion to $6.6 billion pesos, which at September 30, 2012 equates to approximately $1.4 million to $3.7 million in U.S. dollars, or approximately $8.4 million dollars in the aggregate. At September 30, 2012, SED Colombia’s availability totaled $0.7 million U.S. dollars, after deducting $3.6 million U.S. dollars in reserves for outstanding letters of credit. At June 30, 2012, there were no borrowings on SED Colombia credit line facilities. As of September 30, 2012, SED Colombia determined that it was in compliance the credit facility agreements.

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

SED is exposed to market risks from changes in interest rates, which may affect its operating results and financial position. SED reduces its risks from interest rate fluctuations through the use of an interest rate swap contract (see Note 6). This derivative financial instrument is used to manage risk and is not used for trading or speculative purposes. SED endeavors to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap is classified in its entirety based on the lowest level of input that is significant to the fair value measurement. SED has determined that its interest rate swap is a Level 2 liability in the fair value hierarchy as it is valued using a discounted cash flow valuation model which includes inputs other than quoted market prices that are both observable and unobservable.

9. Subsequent Event

Effective as of October 15, 2012 (the “Effective Date”), SED’s Board of Directors (the “Board”) elected Robert G. O’Malley as President and Chief Executive Officer of SED and appointed him to the Board. On the Effective Date, SED entered into employment arrangements with Mr. O’Malley providing for his full time employment as its President and Chief Executive Officer for a three-year term beginning on the Effective Date pursuant to an Employment Agreement dated September 7, 2012 (the “Employment Agreement”). Under the Employment Agreement Mr. O’Malley (i) earns an annual base salary of $350,000 (“Base Salary”); (ii) is entitled to a signing and relocation bonus in the amount of $75,000, payable on or before October 31, 2012; (iii) is entitled to receive an annual bonus of up to 100% of the Base Salary based on the achievement of specified performance targets; (iv) received a grant of: (a) stock options for 100,000 shares of the SED’s common stock (“Common Stock”) exercisable at $1.85 per share (the fair market value of a share of the Common Stock on the Effective Date) and vesting in three annual tranches; and (b) 100,000 shares of restricted Common Stock, both of which are subject to vesting upon achievement of specified performance targets; (v) is entitled to participate on the same terms as other executives in any present or future benefit plans or programs of SED; and (vi) receive a severance payment equal to the lesser of 12- months Base Salary or Base Salary for the balance of his employment term. The performance criteria for purposes of the bonus, the vesting of each option tranche and the vesting of the restricted Common Stock will be based on the achievement of specified net income per share targets in excess of that achieved in fiscal 2012 and the achievement of specified return on invested capital targets (“ROIC”) ranging from an ROIC of 10% to an ROIC of 20%, which targets will be developed in consultation between SED and Mr. O’Malley as soon as practicable after Mr. O’Malley completes his first 30 days of employment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SED International Holdings, Inc. (“SED”) distributes microcomputer, consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED purchases more than 17,000 products from approximately 200 vendors (directly and indirectly), including such technology market leaders as Acer, Asus, Dell, Epson, Hewlett-Packard, Kingston, Lenovo, Lexmark, Microsoft, Seagate and Western Digital; consumer electronics manufacturers such as Canon, Coby, Haier, Panasonic, Samsung, Sansui, and VuPoint; and an extensive housewares lineup, including Black & Decker, Brother, Hamilton Beach / Proctor Silex, Lasko, Norelco, Philips and Vornado. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products. SED sells its products through a dedicated sales force and robust website to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States, Latin America and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; Keasbey, New Jersey; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami, Florida. SED and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As hereinafter used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED and its wholly-owned subsidiaries.

The following discussion should be read in conjunction with the condensed consolidated financial statements of SED and the notes thereto included in this quarterly report. Historical operating results are not necessarily indicative of trends in operating results for any future period.

Results of Operations

The following table sets forth, for the periods indicated, the amounts and percentage of net sales of certain line items from SED’s condensed consolidated statements of operations:

	Three Months Ended September 30,
	2012		2011		$	%
	$	%	$	%	Change	Change

Net sales	126,365	100.00%	155,839	100.00%	(29,474)	(18.9)%
Cost of sales	119,354	94.45%	148,320	95.18%	(28,966)	(19.5)%
Gross profit	7,011	5.55%	7,519	4.82%	(508)	(6.8)%

Operating expenses:
Selling, general and administrative	8,284	6.56%	7,915	5.08%	369	4.7%
Depreciation and amortization	217	.17%	125	.08%	92	73.6%
Foreign currency transaction loss	129	.10%	651	.42%	(522)	(80.2)%
Acquisition-related costs	0	0%	370	.24%	(370)	(100.0)%
Total operating expenses	8,630	6.83%	9,061	5.82%	(431)	(4.8)%
Operating loss	(1,619)	(1.28)%	(1,542)	(1.00)%	(77)	(5.0)%
Interest expense, net	284	(.22)%	296	(.18)%	(12)	(4.1)%
Gain on acquisition	0	0%	(998)	.64%	998	(100.0)%
Loss before income taxes	(1,903)	(1.50)%	(840)	(.54)%	(1,063)	126.5%
Income tax expense (benefit)	201	.16%	(10)	(.01)%	211	(2110.0)%
Net loss	(2,104)	(1.66)%	(830)	(.53)%	(1,274)	153.5%

Three Months Ended September 30, 2012 and 2011

Net sales. Net sales for the three months ended September 30, 2012 were $126.4 million, a decrease of $29.4 million or 18.9%, compared with $155.8 million for the three months ended September 30, 2011.

Comparative revenues by SED geography are summarized below:

	Three Months Ended
	September 30,		Change
	2012	2011	Amount	Percent
United States
Domestic	$76,181	$95,358	$(19,177)	(20.1)%
Export	19,575	26,031	(6,456)	(24.8)%
Total U.S.	95,756	121,389	(25,633)	(21.1)%
Latin America	30,609	34,450	(3,841)	(11.1)%
Consolidated	$126,365	$155,839	$(29,474)	(18.9)%

Domestic revenues were $76.2 million for the three months ended September 30, 2012, a 20.1% decrease, compared with $95.4 million for the same period in 2011. The net decrease in domestic revenue is attributable to unit sale decreases in hard drives, PCs, notebooks, servers, and televisions which reflects similar declines within the microcomputer industry. Export revenues were $19.6 million and $26 million for the three months ended September 30, 2012 and 2011, respectively, a 24.8% decrease. Latin America sales were $30.6 million and $34.5 million for the three months ended September 30, 2012 and 2011, respectively, a decrease of 11.1% due to supply shortages in Argentina caused by government restrictions and less demand in Colombia. The Latin America sales decrease was 9.7% currency adjusted.

Microcomputer product sales were $109.1 million for the three months ended September 30, 2012, a decrease of 22.2% over similar product sales of $140.3 million reported for the same period in 2011. The decreases in the microcomputer product sales were primarily attributable to lower sales in the notebook, hard drives, and software product categories. Sales of microcomputer products represented approximately 86.3% of SED’s first quarter net sales compared to 90% for the comparable period in 2011.

Consumer electronics sales, all of which were in the U.S., for the three months ended September 30, 2012 were $10.2 million, a decrease of 27.1% compared to $14 million for the comparable period in 2011. Sales of consumer electronics products accounted for approximately 8.1% of SED’s first quarter net sales compared to 9% for the comparable period in 2011. This decrease was from a decline in the sales of televisions predominantly caused by price drops and less units sold.

Small appliance and housewares sales, all of which were in the U.S., for the three months ended September 30, 2012 were $7.1 million, an increase of 373.3%, compared to $1.5 million in the same period in 2011. The increase was primarily due to the additional product categories acquired from ArchBrook Laguna LLC (“ABL”). Sales of small appliances and housewares accounted for approximately 5.6% of net sales for the first quarter compared to 0.9% for the comparable period in 2011.

Gross Profit Margins. Gross profit for the three months ended September 30, 2012 was $7.0 million, a decrease of $0.5 million or 6.8% compared with $7.5 million for the same period in 2011. Gross Profit declined as a result of lower sales offset by higher gross margins. Gross margin improved, as a percentage of sales, to 5.6% for the quarter ended September 30, 2012 from 4.8% for the same period in 2011. The increased gross profit percent is attributable to higher margins earned on small appliance and housewares products and an increase in margins in SED’s foreign subsidiaries in Latin America. The improvement in gross margins in Latin America was a result of Argentine governmental import restrictions causing tighter inventory supply which increased pricing and margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.3 million for the three months ended September 30, 2012, an increase of 4.7% compared with $7.9 million for the same period in 2011. The increase was attributable to consulting services for improving certain operational efficiencies, professional fees related to acquisition activities, and expenses related to various legal matters.

Depreciation and Amortization. Depreciation and amortization was $0.2 million for the three months ended September 30, 2012 compared with $0.1 million for the same period last year. The increase in depreciation is attributable to the capital expenditures during fiscal 2012 associated with the opening of the New Jersey facility and move of the Atlanta distribution centers and corporate headquarters.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The revaluation/devaluation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction expense totaling $0.1 million for the three months ended September 30, 2012 as compared to expense of $0.7 million for the same period in 2011.

Acquisition-related cost. There were no acquisition costs in the three months ended September 30, 2012. Acquisition-related expenses associated with the acquisition of the Lehrhoff assets from ABL (the “Lehrhoff Assets”) for the three months ended September 30, 2011 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction. There were no acquisition costs in the three months ended September 30, 2012.

Operating Loss. For the three months ended September 30, 2012, SED reported operating loss of $1.6 million compared with operating loss of $1.5 million for the comparable period in 2011. The loss reported in operating income is attributable to the decrease in volume sales which was partially offset with higher margins. SED continues to focus on increasing sales while reducing recurring operating expenses.

Gain from Acquisition. There was no gain from acquisition in the three months ended September 30, 2012. During the three months ended September 30, 2011, we acquired certain items including finished goods inventories, customer and supplier lists, and intellectual property of Lehrhoff. For fiscal 2012, the estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million cash consideration paid resulting in a bargain purchase gain of $1.3 million of which $1 million was recognized for the three months ended September 30, 2011.

Interest Expense. Interest expense, net of interest income, was $0.3 million for the three months ended September 30, 2012 and 2011.

Provision for Income Taxes. Income tax expense was $0.2 million for the three months ended September 30, 2012, compared to an income tax benefit of $10,000 in the same period last year. The provision is primarily attributed to income generated by SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carryforward for Federal and all but two state tax jurisdictions. The increase in income tax expense in the period ended September 30, 2012, was attributable to the increase in taxable income generated in our Latin America subsidiaries.

The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to: (a) taxes imposed on the foreign subsidiaries and (b) the anticipated changes in the valuation allowance for the year. At September 30, 2012, SED has a total net operating loss carry forward for Federal tax purposes of approximately $62.2 million and for state tax purposes of approximately $52.5 million, expiring at various dates through 2029. SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia S.A.S. (SED Colombia), as at this time it is not considered more likely than not that these assets will be realized. SED continues to monitor this assertion quarterly.

Net Loss. SED’s net loss for the three months ended September 30, 2012 was $2.1 million compared with a net loss of $0.8 million in the same period last year. The net loss in the three months ended September 30, 2011 was inclusive of a gain from acquisition in the amount of $1 million and a net loss incurred by Lehrhoff of $0.9 million including acquisition related expenses. Excluding Lehrhoff, SED’s net loss for the three months ended September 30, 2011 was $0.9 million.

Critical Accounting Policies and Estimates

Allowance for Doubtful Accounts. An allowance for doubtful accounts has been established based on collection experience and an assessment of the collectability of specific accounts. Management evaluates the collectability of accounts receivable based on a combination of factors. Initially, management estimates an allowance for doubtful accounts as a percentage of accounts receivable based on historical collections experience. This initial estimate is periodically adjusted when management becomes aware of a specific customer’s inability to meet its financial obligations (e.g., bankruptcy filing) or as a result of changes in the overall aging of accounts receivable. The overall determination of the allowance also considers credit insurance coverage and deductibles, which SED has maintained from time to time. SED maintains credit insurance, which protects the Company from credit losses exceeding certain deductibles for certain domestic sales and certain export shipments from the United States. SED maintains credit insurance in many Latin American countries (subject to certain terms and conditions).

Inventories — Slow Moving, Obsolescence, and Lower of Cost or Market. Certain SED vendors allow for either return of goods within a specified period (usually 45-90 days) or for credits related to price protection. However, for other vendor relationships and inventories, SED is not protected by vendors from the risk of inventory loss. Therefore, in determining the net realizable value of inventories, the Company identifies slow moving or obsolete inventories that (1) are not protected by vendor agreements from risk of loss, and (2) are not eligible for return under various vendor return programs. Based upon these factors, the Company estimates the net realizable value of inventories and records any necessary adjustments as a charge to cost of sales. If inventory return privileges were discontinued in the future, or if vendors were unable to honor the provisions of certain contracts, which protect SED from inventory losses, including price protections, the risk of loss associated with obsolete, slow moving or impaired inventories would increase.

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

Financial Instruments.SED’s principal financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities. The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.

The functional currency for SED’s international subsidiaries is the local currency of the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At September 30, 2012, SED held approximately $9.0 million of short-term forward exchange contracts, which mature over the next quarter. The fair value of these contracts is recorded in accrued and other current liabilities.

SED’s revolving credit facility is currently a variable rate facility. SED has entered into an interest rate swap contract, which expires on January 26, 2013, to reduce the impact of the fluctuations in the interest rate on $15 million notional amount of the obligation under its revolving credit facility with Wells Fargo.

Inflation and Price Levels. Inflation has not had a significant impact on SED’s overall business because of the typically decreasing costs of products sold by SED and the fact that we also receive price protection from vendors for a significant portion of our inventory. In the event a vendor or competitor reduces its prices for goods purchased by SED prior to SED’s sale of such goods, we generally have been able either to receive a credit from the vendor for the price differential or to return the goods to the vendor for credit.

Argentina and Colombia have experienced high rates of inflation and hyperinflation from time to time in the past. SED has experienced higher operating costs related to government mandated wage increases in those countries. At this time, management believes that inflation may have a material impact on SED’s Latin American business operations in the immediate future.

Net Operating Tax Loss Carry Forwards. SED has accumulated net operating loss carry forwards for Federal income tax purposes of approximately $62.2 million and for state tax purposes of approximately $52.5 million, which expire in fiscal years 2019 through 2029. These losses are available to offset taxable income generated through those dates. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carryforwards may be utilized.

Liquidity and Capital Resources

At September 30, 2012, SED had cash and cash equivalents totaling $3.5 million and working capital of approximately $18.1 million. SED has financed its liquidity needs largely through internally generated funds, credit facilities, and vendor lines of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its lines of credit with vendors and its revolving credit facilities. Consolidated net borrowings under the SED’s credit facilities decreased to $36.6 million at September 30, 2012, compared to $36.9 million at June 30, 2012. At September 30, 2012, SED’s global availability under its bank credit facilities was approximately $14.1 million, after deducting $5.1 million in reserves for outstanding letters of credit.

Cash used in operating activities was $0.4 million for the three months ended September 30, 2012, an increase of $4.6 million as compared to approximately $5 million used in operating activities for the same period last year. The $4.6 million increase in operating activities is primarily attributable to decreases in inventories and trade receivables. Changes in operating assets and liabilities during the three months ended September 30, 2012 are as follows:

Net trade receivables were $52.5 million at September 30, 2012 and $54 million at June 30, 2012. Average day’s sales outstanding for the quarter were approximately 39 days at September 30, 2012 and 38 days at September 30, 2011. Certain large retail customers acquired with the Lehrhoff Assets have extended terms which has led to the increase in days sales outstanding.

Inventories decreased $6.1 million to $55.7 million at September 30, 2012 from $61.8 million at June 30, 2012. The decrease can be attributed to lower sales volume. Inventory turns for the quarter ended September 30, 2012 and 2011 were approximately 8.1 and 9.0, respectively.

Other current assets increased to $12.9 million at September 30, 2012 from $8.1 million at June 30, 2012. This was primarily due to an insurance claim related to a warehouse theft at the Atlanta distribution center location in September 2012.

Trade accounts payable decreased by $2.3 million to $60.8 million at September 30, 2012 compared to $63.1 million at June 30, 2012.

Accrued and other current liabilities increased to $9.4 million at September 30, 2012 from $8.7 million as of June 30, 2012.

SED’s cash flows are affected by changes in exchange rates in Argentina and Colombia. Exchange rate changes had the effect of using $20,000 in cash for the three months ended September 30, 2012, compared to using $0.2 million in cash for the same period last year.

SED also maintains an interest rate swap contract to reduce the impact of fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expires on January 26, 2013. The fair value, not in SED’s favor, of the interest rate swap was $0.1 million and $0.5 million as of September 30, 2012 and 2011, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

While SED has historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes that if there were to be deteriorating economic conditions in Argentina or Colombia or a devaluation of the peso in either country it may have a negative effect on our foreign subsidiaries’ net income and the ability to generate cash flows from operations. The movement of cash from SED’s foreign subsidiaries may be restricted at times due to governmental restrictions, domestic banking agreements, international monetary restrictions, and other restrictions from time to time, therefore movement of cash may be uncertain. Currently there are no such restrictions.

The domestic and global economic downturn created several risks relating to SED’s financial results, operations and prospects. SED has experienced a rapid decline in demand for the products it sells resulting in a more competitive environment and increased pressure to reduce the cost of operations. The benefits from cost reductions will take longer to fully realize and may not fully mitigate the impact of the reduced demand. The recent economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on SED’s sales and gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Latin America and the United States have resulted in reduced availability of credit insurance to cover customer accounts. This has resulted in a reduction of the credit lines SED provides to its customers, thereby having a negative impact on its sales. Also, volatile foreign currency exchange rates increase SED’s risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks would likely have a significant adverse effect on SED’s future financial results.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

On September 13, 2012 SED learned that a complaint by the Chamber of Industry Wuppertal-Solingen-Remscheid, a German trade association, seeking statutory damages, treble damages, an accounting and injunctive relief for defendants’ sale of products allegedly infringing the “Solingen” certification mark was initiated. The Complaint names SED and various other parties as defendants and was filed in the United States District Court for the Southern District of Florida. The Plaintiff contends that it has not served any of the defendants in the case and therefore no defendant is required to answer the suit at this time. At the appropriate time SED intends to deny liability and vigorously defend this lawsuit.

ITEM 1A. Risk Factors

As a smaller reporting company, SED is not required to provide the information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective August 29, 2012, the Chairman of the Board was elected Executive Chairman and began receiving a salary for services rendered by him after August 29, 2012. In connection with his becoming Executive Chairman, the Board awarded to him stock options to purchase 100,000 shares of Common Stock exercisable at $2.15 per share and subject to vesting in five equal installments beginning on August 29, 2012 and on each of next four anniversaries of August 29, 2012, provided he is a director on each such anniversary date. These options were awarded from SED’s 2009 Incentive Compensation Plan.

On October 1, 2012, SED issued an aggregate of 16,042 shares of restricted common stock from its 2009 Incentive Compensation Plan, with a market value of approximately $32,000, to the non-management members of the Board as director compensation for the quarter ended September 30, 2012. Shares are issued quarterly under the SED director compensation plan.

Effective as of October 15, 2012, the Board awarded to Mr. O’Malley: (a) options to purchase 100,000 shares of Common Stock exercisable at $1.85 per share and vesting in three annual tranches and (b) 100,000 shares of restricted Common Stock, both of which are subject to vesting upon achievement of specified performance targets. The performance criteria for purposes of the vesting of each option tranche and the vesting of the restricted Common Stock will be based on the achievement of specified net income per share targets in excess of that achieved in fiscal 2012 and the achievement of specified ROIC ranging from an ROIC of 10% to an ROIC of 20%, which targets will be developed in consultation between SED and Mr. O’Malley as soon as practicable after Mr. O’Malley completes his first 30 days of employment.

The aforementioned shares of restricted Common Stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Sections 4(2) and 4(5) of the Act. Appropriate restrictive legends were imprinted on the back of each issued stock certificate.

Company Purchases of its Equity Securities

Since the adoption of the SED share repurchase plan in August 2009 continuing through September 30, 2012, SED repurchased an aggregate of 481,925 shares of Common Stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate. SED did not repurchase shares of Common Stock under our repurchase plan during the three months ended September 30, 2012.

ITEM 6. Exhibits

Exhibits	Description
10.1	Employment Agreement between SED and Robert G. O’Malley, effective as of October 15, 2012 (1).
10.2	Stock Option Agreement dated August 29, 2012 between SED and Samuel Kidston, Executive Chairman.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*

101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)

Date: November 9, 2012	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2012	/s/ LYLE DICKLER
Lyle Dickler
Chief Financial Officer
(Principal Financial and Accounting Officer)

