Form 10-Q
period 2012-12-31
SED INTERNATIONAL HOLDINGS INC
filed 2013-02-13
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from To

Commission File Number 001-35094

SED INTERNATIONAL HOLDINGS, INC.
(Exact Name of Registrant as Specified in Its Charter)

GEORGIA (State of incorporation)	22-2715444 (I.R.S. Employer Identification No.)

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at February 1, 2013 was 5,155,405 shares.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of December 31, 2012 (Unaudited) and June 30, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2012 and 2011 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equities and Use of Proceeds	20

Item 6.	Exhibits	20

Signatures		21

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

.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2012	June 30, 2012
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$12,549	$4,710
Trade accounts receivable, less allowance for doubtful accounts of $780 and $853, respectively	64,618	54,030
Inventories	61,625	61,785
Deferred tax assets, net	306	632
Other current assets	7,430	8,123
Total current assets	146,528	129,280
Property and equipment, net	4,005	3,549
Other assets	206	264
Total assets	$150,739	$133,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$74,073	$63,084
Accrued and other current liabilities	9,549	8,716
Revolving credit facilities	46,258	36,880
Total current liabilities	129,880	108,680

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 7,178,258 shares issued and 5,144,422 shares outstanding at December 31, 2012 and 7,112,995
shares issued and 4,979,159 shares outstanding at June 30, 2012	71	70
Additional paid-in capital	70,343	71,013
Accumulated deficit	(32,398)	(28,692)
Accumulated other comprehensive loss	(3,153)	(3,187)
Treasury stock, 2,033,836 shares and 2,133,836 shares, at cost	(14,004)	(14,791)
Total shareholders’ equity	20,859	24,413
Total liabilities and shareholders’ equity	$150,739	$133,093

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net sales	$156,340	$150,925	$282,705	$306,764
Cost of sales	148,358	137,287	267,712	285,607
Gross profit	7,982	13,638	14,993	21,157

Selling, general and administrative expenses	8,139	8,894	16,104	16,809
Depreciation and amortization expense	227	187	444	312
Foreign currency transactions (income) loss	(121)	282	8	933
Restructuring-related costs	825	0	1,144	0
Acquisition-related costs	0	0	0	370
Total operating expenses	9,070	9,363	17,700	18,424
Operating income (loss)	(1,088)	4,275	(2,707)	2,733

Interest expense, net	266	388	550	684
Gain on acquisition	0	0	0	(998)
Income (loss) before income taxes	(1,354)	3,887	(3,257)	3,047
Provision for income tax expense	248	121	449	111
Net income (loss)	$(1,602)	$3,766	$(3,706)	$2,936

Comprehensive income (loss):
Consolidated net income (loss)	$(1,602)	$3,766	$(3,706)	$2,936
Foreign currency translation adjustment	97	(183)	(82)	(932)
Fair value of interest rate swap contract	53	71	116	116
Total comprehensive income (loss)	$(1,452)	$3,654	$(3,672)	$2,120

Basic income (loss) per common share	$(0.32)	$0.79	$(0.74)	$0.61
Diluted income (loss) per common share	$(0.32)	$0.78	$(0.74)	$0.60

Weighted average number of common shares outstanding:
Basic	5,010,000	4,779,000	4,979,000	4,815,000
Diluted	5,010,000	4,826,000	4,979,000	4,884,000

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended December 31,
	2012	2011
Operating activities:
Net income (loss)	$(3,706)	$2,936
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	444	312
Deferred tax assets	326	(130)
Stock-based compensation	119	229
Gain from acquisition	0	(998)
Provision for losses on trade accounts receivable	229	221
Changes in operating assets and liabilities:
Trade accounts receivable	(10,942)	4,617
Inventories	2	11,543
Other assets	587	(2,896)
Trade accounts payable	11,167	(5,057)
Accrued and other current liabilities	975	1,444
Net cash (used in) provided by operating activities	(799)	12,221

Investing activities:
Purchases of equipment	(790)	(1,721)
Cash used in acquisition	0	(4,376)
Net cash used in investing activities	(790)	(6,097)

Financing activities:
Net borrowings (repayments) under revolving credit facilities	9,378	(3,142)
Purchase of company common stock	0	(97)
Net cash provided by (used in) financing activities	9,378	(3,239)
Effect of exchange rate changes on cash and cash equivalents	50	(175)
Increase in cash and cash equivalents	7,839	2,710
Cash and cash equivalents:
Beginning of period	4,710	4,751
End of period	$12,549	$7,461

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia S.A.S., and Intermaco S.R.L., (collectively, “SED” or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013, or any other interim period. The June 30, 2012 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Annual Report”).

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

Diluted loss per common share for the three and six months ended December 31, 2012 does not include the dilutive effects of options to purchase 200,000 shares of common stock and the dilutive effect of 111,944 shares of nonvested restricted stock due to their anti-dilutive effects. Included in the diluted earnings per share for the three and six months ended December 31, 2011 were the dilutive effects of options to purchase 57,500 shares of common stock and the dilutive effect of 52,069 shares of nonvested restricted stock.

Components of basic and diluted income (loss) per share for the three and six months ended December 31, 2012 and 2011 were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2012	2011	2012	2011

Net income (loss)	$(1,602)	$3,766	$(3,706)	$2,936
Weighted average number of common shares outstanding - Basic	5,010,000	4,779,000	4,979,000	4,815,000
Effect of dilutive securities:
Stock options	0	47,000	0	50,000
Non vested restricted stock	0	0	0	19,000
Weighted average number of common shares outstanding - Diluted	5,010,000	4,826,000	4,979,000	4,884,000

Net income per share:
Basic	$(0.32)	$0.79	$(0.74)	$0.61
Diluted	$(0.32)	$0.78	$(0.74)	$0.60

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

The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the three and six months ended December 31, 2012 and 2011 and, therefore, the comprehensive income (loss) for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3.2 million at December 31, 2012 and June 30, 2012, and consisted of foreign currency translation adjustments of $3.1 million and $3 million, respectively, and $0.1 million and $0.2 million, respectively, related to the interest rate swap contract.

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

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2012
Net sales to unaffiliated customers	$121,823	$34,517	$0	$156,340
Gross profit	5,319	2,663	0	7,982
Foreign currency transaction income	0	(121)	0	(121)
Operating income (loss)	(1,596)	508	0	(1,088)
Interest expense (income), net	269	(3)	0	266
Income tax expense	0	248	0	248
Net income (loss)	(1,865)	263	0	(1,602)
Total assets at December 31, 2012	116,659	46,917	(12,837)	150,739

	United States	Latin America	Eliminations	Consolidation
For the three months ended December 31, 2011
Net sales to unaffiliated customers	$117,411	$33,555	$(41)	$150,925
Gross profit	10,942	2,696	0	13,638
Foreign currency transaction loss	0	282	0	282
Operating income	4,027	248	0	4,275
Interest expense, net	345	43	0	388
Income tax expense	34	87	0	121
Net income	3,648	118	0	3,766
Total assets at December 31, 2011	110,424	37,199	(12,810)	134,813

Sales of products between the SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations are as follows:

Three Months Ended December 31,	Microcomputer Products	Consumer Electronics	Small Appliances	Total
2012	$135,823	$11,734	$8,783	$156,340
2011	125,682	16,321	8,922	150,925

Approximately 35.9% ($21.6 million United States export and $34.5 million Latin America) and 35.5% ($20 million United States export and $33.6 million Latin America) for the three months ended December 31, 2012 and 2011, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2012
Net sales to unaffiliated customers	$218,008	$65,127	$(430)	$282,705
Gross profit	9,475	5,518	0	14,993
Foreign currency transaction loss	0	8	0	8
Operating income (loss)	(3,805)	1,098	0	(2,707)
Interest expense, net	547	3	0	550
Income tax expense	15	434	0	449
Net income (loss)	(4,367)	661	0	(3,706)
Total assets at December 31, 2012	116,659	46,917	(12,837)	150,739

	United States	Latin America	Eliminations	Consolidation
For the six months ended December 31, 2011
Net sales to unaffiliated customers	$238,800	$68,005	$(41)	$306,764
Gross profit	15,898	5,259	0	21,157
Foreign currency transaction loss	0	933	0	933
Operating income (loss)	2,934	(201)	0	2,733
Interest expense, net	629	55	0	684
Gain on acquisition	(998)	0	0	(998)
Income tax expense	50	61	0	111
Net income (loss)	3,253	(317)	0	2,936
Total assets at December 31, 2011	110,424	37,199	(12,810)	134,813

Sales of products between the SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations are as follows:

Six Months Ended December 31,	Microcomputer Products	Consumer Electronics	Small Appliances	Total
2012	$244,906	$21,933	$15,866	$282,705
2011	265,895	30,468	10,401	306,764

Approximately 37.7% ($41.6 million United States export, net of ($0.4) million elimination, and $65.1 million Latin America) and 37% ($45.6 million United States export and $68 million Latin America) for the six months ended December 31, 2012 and 2011, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

6. Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, an initial 250,000 shares of common stock are available for awards. On December 5, 2012, the shareholders approved an additional 500,000 shares of common stock bringing the total cumulative total available for awards to 750,000. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of December 31, 2012, there were 415,131 awards available for future grants.

Stock Options — At December 31, 2012, stock options for 200,000 shares were outstanding and 20,000 were exercisable with an aggregate intrinsic value of approximately $48,000. During the three months ended December 31, 2012, 50,000 shares were exercised on cash-less basis which resulted in the issuance of 35,333 shares of our common stock. During the six months ended December 31, 2011, stock options for 102,500 shares were exercised on cash-less basis which resulted in the issuance of 40,302 shares of our common stock.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of SED. At December 31, 2012, all shares were vested under the 2007 Plan. The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date.

Non-employee director base compensation includes a per annum payment of $35,000 of restricted shares of common stock which shall be paid quarterly. The number of shares to be issued to the Directors will be determined on the last day of each quarter based upon the market price of SED’s common stock as of that date. These restricted shares of common stock vest on the date of issuance. During the six months ended December 31, 2012, SED issued 27,025 restricted shares of common stock to the non-employee directors. Effective August 2012, the Chairman of the Board was elected Executive Chairman and as such, will no longer be a non-employee director and will receive a salary rather than an annual fee and restricted stock. In connection with his election, the Board awarded the Executive Chairman options to purchase 100,000 shares of common stock exercisable at $2.15 per share and subject to vesting in five equal installments beginning on August 29, 2012 and on each of next four anniversaries, provided he is a director on each anniversary date. These options were awarded from the 2009 Plan.

Effective October 15, 2012, the Board awarded to Mr. Robert O’Malley, president and chief executive officer of the Company as of that date: (a) options to purchase 100,000 shares of common stock exercisable at $1.85 per share and vesting in three annual tranches and (b) 100,000 shares of restricted Common Stock were issued from the Company’s treasury stock with an original cost basis of $0.8 million, both of which are subject to vesting upon achievement of specified performance targets. The performance criteria for purposes of the vesting of each option tranche and the vesting of the restricted common stock will be based on the achievement of specified net income per share targets in excess of that achieved in fiscal 2012 and the achievement of specified Return On Invested Capital (“ROIC”) ranging from an ROIC of 10% to an ROIC of 20%.

Nonvested restricted stock activity is as follows:

	Six Months Ended December 31,
	2012	Weighted Average Grant- Date Fair Value	2011	Weighted Average Grant- Date Fair Value
Shares of nonvested restricted stock-beginning of period	45,403	$4.22	178,890	$1.61
Issued	129,930	$1.94	66,725	$3.83
Vested	(63,389)	$2.98	(191,184)	$1.72
Forfeited	0		(2,362)	$5.10
Shares of nonvested restricted stock-end of period	111,944	$2.27	52,069	$3.87

Share-based Compensation Expense — During the three months ended December 31, 2012 and 2011, share-based compensation expense was approximately $40,000 and $0.1 million, respectively. Share-based compensation expense was $0.1 and $0.2 million for the six months ended December 31, 2012 and 2011, respectively. At December 31, 2012, there was approximately $0.2 million of unrecognized compensation cost related to nonvested restricted stock awards which SED expects to be recognized over the next 32 months. SED expects to incur approximately $.1 million of expense over the next 44 months for all unvested stock options outstanding at December 31, 2012. At December 31, 2012, no stock-based compensation has been recognized on the performance based stock options and restricted stock awards.

7. Credit Facility and Bank Debt

SED currently maintains credit facilities with Wells Fargo Bank (USA) and with three banks in Colombia for SED’s Colombian subsidiary. Total borrowings under SED’s credit facilities were $46.3 million at December 31, 2012 and $36.9 million at June 30, 2012.

The Wells Fargo credit agreement, as amended (“Agreement”), provides for borrowings which are collateralized by SED’s U.S. accounts receivable, inventories, and other domestic assets. The Agreement allows borrowings up to $60 million and expires in January 2015. The Agreement may be increased to $75 million in $5 million increments at SED’s discretion if certain criteria are met.

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

The Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $2 million under the Agreement. The Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($5.7 million at December 31, 2012) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. SED’s availability did not fall below this requirement at any time. Dividend payments are limited to $0.5 million under the Agreement. There is a $3 million stock buy-back limit permitted under the Agreement and, at December 31, 2012, SED has repurchased approximately $1.8 million worth of its stock and has approximately $1.2 remaining for future purchases. As of December 31, 2012, SED determined that it was in compliance with the Agreement.

The amount available for borrowings under the Agreement at December 31, 2012 was $16.9 million, after deducting $1.1 million in reserves for outstanding letters of credit.

SED maintained an interest rate swap contract, which expired on January 26, 2013, to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Agreement. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of December 31, 2012. SED is currently assessing the possibility of entering into interest rate swap contracts in the future. SED recognized the interest rate swap contract as either assets or liabilities on its balance sheet and measured those instruments at fair value. SED has designated the now expired interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap are reported in other comprehensive income (loss) as the hedge is highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.1 million at December 31, 2012 and $0.2 million at June 30, 2012 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

SED’s Colombia subsidiary currently maintains working capital lines of credit at three banks. Each line of credit is short term and maximum availability on each range from $2.5 billion to $6.6 billion pesos, which at December 31, 2012 is approximately $1.4 million to $3.7 million in U.S. dollars, or approximately $8.5 million dollars in the aggregate. At December 31, 2012, SED Colombia’s availability totaled $4.9 million U.S. dollars, after deducting $3.6 million U.S. dollars in reserves for outstanding letters of credit. At June 30, 2012, there were no borrowings on SED Colombia’s credit line facilities. As of December 31, 2012, SED Colombia determined that it was in compliance with the credit facility agreements.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

SED International Holdings, Inc. (“SED”) distributes microcomputer, consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED purchases more than 17,000 products from approximately 200 vendors (directly and indirectly), including such technology market leaders as Acer, Asus, Dell, Epson, Hewlett-Packard, Kingston, Lenovo, Lexmark, Microsoft, Seagate and Western Digital; consumer electronics manufacturers such as Canon, Coby, Haier, Panasonic, Samsung, Sansui, and VuPoint; and an extensive housewares offering, including Black & Decker, Brother, Hamilton Beach / Proctor Silex, Lasko, Norelco, Philips and Vornado. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products. SED sells its products through a dedicated sales force and robust website to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States, Latin America and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; Keasbey, New Jersey; City of Industry, California; and Plano, Texas. SED services its customers in Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina and from its warehouse in Miami, Florida. SED and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As hereinafter used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED and its wholly-owned subsidiaries.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts and percentage of net sales of certain line items from SED’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended December 31,
	2012		2011		$	%
	$	%	$	%	Change	Change

Net sales	156,340	100.00%	150,925	100.00%	5,415	3.6%
Cost of sales	148,358	94.89%	137,287	90.96%	11,071	8.1%
Gross profit	7,982	5.11%	13,638	9.04%	(5,656)	(41.5)%
Operating expenses:
Selling, general and administrative	8,139	5.21%	8,894	5.89%	(755)	(8.5)%
Depreciation and amortization	227	.15%	187	.12%	40	21.4%
Foreign currency transaction (gain) loss	(121)	(.08)%	282	.19%	(403)	(142.9)%
Restructuring-related costs	825	.53%	0	0%	825	100.0%
Total operating expenses	9,070	5.81%	9,363	6.20%	(293)	(3.1)%
Operating income (loss)	(1,088)	(.70)%	4,275	2.84%	(5,363)	(125.5)%
Interest expense, net	266	.17%	388	.26%	(122)	(31.4)%
Income (loss) before income taxes	(1,354)	(.87)%	3,887	2.58%	(5,241)	(134.8)%
Provision for income tax expense	248	.16%	121	.08%	127	105.0%
Net income (loss)	(1,602)	(1.03)%	3,766	2.50%	(5,368)	(142.5)%

	Six Months Ended December 31,
	2012		2011		$	%
	$	%	$	%	Change	Change

Net sales	282,705	100.00%	306,764	100.00%	(24,059)	(7.8)%
Cost of sales	267,712	94.70%	285,607	93.10%	(17,895)	(6.3)%
Gross profit	14,993	5.30%	21,157	6.90%	(6,164)	(29.1)%

Operating expenses:
Selling, general and administrative	16,104	5.70%	16,809	5.48%	(705)	(4.2)%
Depreciation and amortization	444	.16%	312	.10%	132	42.3%
Foreign currency transaction loss	8	0%	933	.31%	(925)	(99.1)%
Restructuring-related costs	1,144	.40%	0	0%	1,144	100.0%
Acquisition-related costs	0	0%	370	.12%	(370)	(100.0)%
Total operating expenses	17,700	6.26%	18,424	6.01%	(724)	(3.9)%
Operating income (loss)	(2,707)	(.96)%	2,733	.89%	(5,440)	(199.1)%
Interest expense, net	550	.19%	684	.22%	(134)	(19.6)%
Gain on acquisition	0	0%	(998)	(.33)%	998	(100.0)%
Income (loss) before income taxes	(3,257)	(1.15)%	3,047	1.00%	(6,304)	(206.9)%
Provision for income tax expense	449	.16%	111	.04%	338	304.5%
Net income (loss)	(3,706)	(1.31)%	2,936	.96%	(6,642)	(226.2)%

The following table sets forth, for the periods indicated, the amounts of U.S. Generally Accepted Accounting Principles (“GAAP”) net income (loss) and Earnings per Share as compared to non-GAAP net income (loss), Earnings per Share, and Adjusted EBITDA (dollar amounts in thousands):

	Three Months Ended		Six Months Ended
	December 31		December 31
	2012	2011	2012	2011

Reconciliation of GAAP net income (loss) and EPS to Non-GAAP measures:
GAAP net income (loss)	$(1,602)	$3,766	$(3,706)	$2,936
Stock-based compensation (2)	39	114	119	229
Restructuring related costs (3)	825	0	1,144	0
Acquisition related costs (4)	0	0	0	370
Non-GAAP normalized adjusted net income (loss)	$(738)	$3,880	$(2,443)	$3,535

GAAP net income (loss) per diluted common share:
Basic income (loss) per common share	$(0.32)	$0.79	$(0.74)	$0.61
Diluted income (loss) per common share	$(0.32)	$0.78	$(0.74)	$0.60

Non-GAAP normalized net income (loss) per common share:
Normalized basic income (loss) per common share	$(0.15)	$0.81	$(0.49)	$0.73
Normalized diluted income (loss) per common share	$(0.15)	$0.80	$(0.49)	$0.72

Weighted average number of common shares outstanding:
Basic	5,010,000	4,779,000	4,979,000	4,815,000
Diluted	5,010,000	4,826,000	4,979,000	4,884,000

Reconciliation of GAAP net income (loss) to adjusted EBITDA is as follows:

GAAP net income	$(1,602)	$3,766	$(3,706)	$2,936
Depreciation and amortization	227	187	444	312
Stock-based compensation (2)	39	114	119	229
Restructuring related costs (3)	825	0	1,144	0
Interest expense, net	266	388	550	684
Provision for income tax expense	248	121	449	111
Gain on acquisition (5)	0	0	0	(998)
Non-GAAP adjusted EBITDA	$3	$4,576	$(1,000)	$3,274

(1)	This presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered as a substitute for comparable GAAP measures and should be read only in conjunction with our financial statements prepared in accordance with GAAP.
(2)	Stock-based compensation related to non-cash charges for stock awards.
(3)	Restructuring costs associated with severances, consulting, and other costs associated with the reorganization of the management team and departmental structure.
(4)	Acquisition related costs were incurred as part of the purchase of the Lehrhoff assets.
(5)	Gain on the acquisition of the Lehrhoff assets recorded as a bargain purchase under ASC 805.

These non-GAAP financial measures, including “Normalized Adjusted Net Income”, “Adjusted EBITDA” (Earnings Before Interest, Tax, Depreciation and Amortization), and “Normalized EPS” (Earnings Per Share) are used by management as key operating metrics for measuring operational performance. These non-GAAP terms, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Normalized Net Income, Adjusted EBITDA, and Normalized EPS are not measures of financial performance under generally accepted accounting principles. The Company believes that items excluded from Normalized Net Income, Adjusted EBITDA, and Normalized EPS are significant components in understanding and assessing financial performance. These non-GAAP measures should not be considered in isolation or as a substitute for net earnings, operating income and other consolidated earnings data prepared in accordance with GAAP or as a measure of our profitability. These non-GAAP measures are not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to operating performance or an alternative to cash flow as a measure of liquidity.

Three Months Ended December 31, 2012 and 2011

Net sales. Net sales for the three months ended December 31, 2012 were $156.3 million, an increase of $5.4 million, or 3.6%, compared with $150.9 million for the three months ended December 31, 2011. Net sales increased from our previous quarter in Fiscal 2013 by 23.7%, or $29.9 million, compared to $126.4 million for the three months ended September 30, 2012. Net sales for the current quarter were driven by increased demand in the consumer product categories which include tablets, notebooks, and television products.

Comparative revenues by SED geography are summarized below (dollar amounts in thousands):

	Three Months Ended December 31,		Change
	2012	2011	Amount	Percent
United States:
Domestic	$100,270	$97,448	$2,822	2.9%
Export	21,553	19,922	1,631	8.2%
Total U.S.	121,823	117,370	4,453	3.8%
Latin America	34,517	33,555	962	2.9%
Consolidated	$156,340	$150,925	$5,415	3.6%

Domestic revenues were $100.3 million for the three months ended December 31, 2012, a 2.9% increase, compared with $97.4 million for the same period in 2011. The net increase in domestic revenue is attributable to unit sale increases in our e-commerce customer base during the period. Export revenues were $21.6 million and $20 million for the three months ended December 31, 2012 and 2011, respectively, representing an increase of 8.2%. Latin America sales were $34.5 million and $33.6 million for the three months ended December 31, 2012 and 2011, respectively, an increase of 2.9%. The Latin America sales were unchanged once adjusted for currency fluctuations.

Microcomputer product sales were $135.8 million for the three months ended December 31, 2012, an increase of 8% over similar product sales of $125.7 million reported for the same period in 2011. The increase in the microcomputer product sales were primarily attributable to increased demand in our tablets, notebooks, hard drives, and software product categories. Part of the increase in microcomputer product sales were attributable to the launch of Windows 8 which drove demand in new software as well as Windows 7 and Windows 8 systems. Sales of microcomputer products represented approximately 86.9% of SED’s second quarter net sales compared to 83.3% for the comparable period in 2011.

Consumer electronics sales, all of which were in the U.S., for the three months ended December 31, 2012 were $11.7 million, a decrease of 28.2%, compared to $16.3 million for the comparable period in 2011. Sales of consumer electronics products accounted for approximately 7.5% of SED’s second quarter net sales compared to 10.8% for the comparable period in 2011. This decrease was from a decline in the sales of televisions predominantly caused by both price drops and fewer units sold as industry demand for this product category decreases.

Small appliance and housewares sales, all of which were in the U.S., for the three months ended December 31, 2012 were $8.8 million, a decrease of 1.1%, compared to $8.9 million in the same period in 2011. The sales in small appliances are primarily related to the product categories acquired from ArchBrook Laguna LLC (“ABL”). Sales of small appliances and housewares accounted for approximately 5.6% of net sales for the second quarter compared to 5.9% for the comparable period in 2011.

Gross Profit Margins. Gross profit for the three months ended December 31, 2012 was $8.0 million, a decrease of $5.6 million, or 41.5%, compared with $13.6 million for the same period in 2011. Gross profit was lower in the current quarter compared to the same period in 2011 due to the higher than normal sales prices on hard drives a year ago. The higher sales prices last year were driven by supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand. SED continues to monitor and add product lines which will improve SED’s overall margin percentages. Margins in our small appliance and housewares product lines as well as SED’s foreign subsidiaries continue to have a positive impact. Argentine government import restrictions continue to constrain inventory supply which has had a positive impact on product margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $8.1 million for the three months ended December 31, 2012, a decrease of 8.5% compared with $8.9 million for the same period in 2011. The decrease is attributable to personnel related reductions and other operating expense controls.

Depreciation and Amortization. Depreciation and amortization was $0.2 million for the three months ended December 31, 2012 and 2011. Capital expenditures during the quarter were associated with the move of SED’s distribution center located in the City of Industry, California.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The revaluation/devaluation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction income totaling $0.1 million for the three months ended December 31, 2012 as compared to expense of $0.3 million for the same period in 2011.

Restructuring-related costs. SED recognized restructuring costs of approximately $0.8 million during the three months ended December 31, 2012. The costs were attributable to organizational restructuring of the management team including severance payments, change in organizational alignment of sales, product and marketing, and information technology outsourcing. These initiatives implemented during the current quarter are expected to benefit future periods.

Operating Loss. For the three months ended December 31, 2012, SED reported operating loss of $1.1 million compared with operating income of $4.3 million for the comparable period in 2011. The change in operating income from the prior year period was due to the current quarter restructuring costs of approximately $0.8 million and the higher than normal margins on hard drives recorded in the prior year period.

Interest Expense. Interest expense, net of interest income, was $0.3 million for the three months ended December 31, 2012, compared to $0.4 million for the same period a year ago.

Provision for Income Taxes. Income tax expense was $0.2 million for the three months ended December 31, 2012, compared to $0.1 million for the same period last year. The provision is primarily attributed to income generated by SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carryforward for Federal and all but two state tax jurisdictions.

The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to: (a) taxes imposed on the foreign subsidiaries and (b) the anticipated changes in the valuation allowance for the year. At December 31, 2012, SED has a total net operating loss carry forward for Federal tax purposes of approximately $62.2 million and for state tax purposes of approximately $52.5 million, expiring at various dates through 2029. SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia S.A.S. (SED Colombia), as at this time it is not considered more likely than not that these assets will be realized. SED continues to monitor this assertion quarterly.

Net Loss. SED’s net loss for the three months ended December 31, 2012 was $1.6 million compared with a net income of $3.8 million in the same period last year. The net loss in the three months ended December 31, 2012, included restructuring related costs of approximately $0.8 million. The net income for the three months ended December 31, 2011 was primarily attributable to higher margins generated from the sale of hard drives due to inventory constraints from the suppliers in Thailand.

Normalized Non-GAAP Net Loss. SED recognized a normalized non-GAAP net loss of $0.7 million for the three months ended December 31, 2012, compared to a normalized non-GAAP net income of $3.9 million for the same period last year. The primary adjustment in calculating normalized net loss is attributable to the restructuring related costs as mentioned above. These costs were related to the organizational restructuring of the management team including severance payments, change in organizational alignment of sales, product and marketing, and information technology outsourcing. These initiatives implemented during the current quarter are expected to benefit future periods.

Six Months Ended December 31, 2012 and 2011

Net sales. Net sales for the six months ended December 31, 2012 were $282.7 million, a decrease of $24.1 million, or 7.8%, compared with $306.8 million for the six months ended December 31, 2011.

Comparative revenues by SED geography are summarized below (dollar amounts in thousands):

	Six Months Ended December 31,		Change
	2012	2011	Amount	Percent
United States:
Domestic	$176,022	$192,148	$(16,126)	(8.4)%
Export	41,557	46,610	(5,053)	(10.8)%
Total U.S.	217,579	238,758	(21,179)	(8.9)%
Latin America	65,126	68,006	(2,880)	(4.2)%
Consolidated	$282,705	$306,764	$(24,059)	(7.8)%

Domestic revenues were $176 million for the six months ended December 31, 2012, an 8.4% decrease, compared with $192.1 million for the same period in 2011. The net decrease in domestic revenue is attributable to unit sale decreases in hard drives, PCs, notebooks, servers, and televisions which reflect similar declines within the microcomputer industry. Export revenues were $41.6 million and $46.6 million for the six months ended December 31, 2012 and 2011, respectively, a 10.8% decrease. Latin America sales were $65.1 million and $68 million for the six months ended December 31, 2012 and 2011, respectively, a decrease of 4.2% due to supply shortages in Argentina caused by Argentine government restrictions and less demand in Colombia. The Latin America sales decrease was 4.8% currency adjusted.

Microcomputer product sales were $244.9 million for the six months ended December 31, 2012, a decrease of 7.9%, over similar product sales of $265.9 million reported for the same period in 2011. The decreases in the microcomputer product sales were primarily attributable to lower sales in the notebook, hard drives, and software product categories. Sales of microcomputer products represented approximately 86.7% of SED’s net sales for the six months ended December 31, 2012 and 2011.

Consumer electronics sales, all of which were in the U.S., for the six months ended December 31, 2012 were $21.9 million, a decrease of 28.2%, compared to $30.5 million for the comparable period in 2011. Sales of consumer electronics products accounted for approximately 7.7% of SED’s net sales for the six months ended December 31, 2012, compared to 9.9% for the comparable period in 2011. This decrease was from a decline in the sales of televisions predominantly caused by price declines and less units sold.

Small appliance and housewares sales, all of which were in the U.S., for the six months ended December 31, 2012 were $15.9 million, an increase of 52.9%, compared to $10.4 million in the same period in 2011. The increase was primarily due to the additional Lehrhoff product categories acquired from ABL. Sales of small appliances and housewares accounted for approximately 5.6% of net sales for the six months ended December 31, 2012, compared to 3.4% for the comparable period in 2011.

Gross Profit Margins. Gross profit for the six months ended December 31, 2012 was $15.0 million, a decrease of $6.2 million, or 29.1%, compared with $21.2 million for the same period in 2011. Gross profit was lower in the current quarter compared to margins a year ago due to a higher than normal sales prices on hard drives. The higher margins last year were driven by supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand. SED continues to monitor and add product lines which will improve SED’s overall margin percentages. Margins in our small appliance and housewares product lines as well as SED’s foreign subsidiaries continue to have a positive impact. Argentine government import restrictions continue to constrain inventory supply which drives up the prices of product.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $16.1 million for the six months ended December 31, 2012, a decrease of 4.2% compared with $16.8 million for the same period in 2011. Certain initiatives such as IT outsourcing, labor reductions, and operating efficiencies implemented during the six months ended December 31, 2012 will benefit future periods.

Depreciation and Amortization. Depreciation and amortization was $0.4 million for the six months ended December 31, 2012, compared to $0.3 million for the same period in 2011. The increase in depreciation is attributable to SED’s distribution center moves in Georgia, New Jersey, and California.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The revaluation/devaluation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction expense totaling $8,000 for the six months ended December 31, 2012 as compared to expense of $1.0 million for the same period in 2011.

Restructuring-related costs. SED recognized restructuring costs of approximately $1.1 million during the six months ended December 31, 2012. The costs were attributable organizational restructuring of the management team including severance payments, change in the organizational alignment of sales, product and marketing, and informational technology outsourcing. The initiatives implemented during the six months ended December 31, 2012 is expected to benefit future periods.

Acquisition-related cost. There were no acquisition costs in the six months ended December 31, 2012. Acquisition-related expenses associated with the acquisition of the Lehrhoff assets from ABL (the “Lehrhoff Assets”) for the six months ended December 31, 2011 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction.

Operating Loss. For the six months ended December 31, 2012, SED reported operating loss of $2.7 million compared with operating income of $2.7 million for the comparable period in 2011. The loss reported during the current quarter is partially attributable to the restructuring severance expense recognized during the quarter. SED continues to focus on increasing sales while reducing recurring operating expenses.

Gain from Acquisition. There was no gain from acquisition in the six months ended December 31, 2012. During the three months ended September 30, 2011, we acquired certain items including finished goods inventories, customer and supplier lists, and intellectual property of Lehrhoff. For fiscal 2012, the estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million cash consideration paid resulting in a bargain purchase gain of $1.3 million of which $1 million was recognized for the six months ended December 31, 2011.

Interest Expense. Interest expense, net of interest income, was $0.6 million for the six months ended December 31, 2012, compared to $0.7 million for the same period a year ago.

Provision for Income Taxes. Income tax expense was $0.4 million for the six months ended December 31, 2012, compared to income tax expense of $0.1 million for the same period last year. The provision is primarily attributed to income generated by SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carryforward for Federal and all but two state tax jurisdictions.

The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to: (a) taxes imposed on the foreign subsidiaries and (b) the anticipated changes in the valuation allowance for the year. At December 31, 2012, SED has a total net operating loss carry forward for Federal tax purposes of approximately $62.2 million and for state tax purposes of approximately $52.5 million, expiring at various dates through 2029. SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia S.A.S. (SED Colombia), as at this time it is not considered more likely than not that these assets will be realized. SED continues to monitor this assertion quarterly.

Net Loss. SED’s net loss for the six months ended December 31, 2012 was $3.7 million, compared with a net income of $2.9 million in the same period last year. The net loss in the six months ended December 31, 2012, included restructuring related costs of approximately $1.1 million. The net income for the six months ended December 31, 2011 was primarily attributable to higher margins generated from the sales of hard drives due to inventory constraints from the suppliers in Thailand.

Normalized Non-GAAP Net Loss. SED recognized a normalized non-GAAP net loss of $2.4 million for the six months ended December 31, 2012, compared to a normalized non-GAAP net income of $3.5 million for the same period last year. The primary adjustment in calculating normalized net loss is attributable to the restructuring related costs as mentioned above. These costs were related to the organizational restructuring of the management team including severance payments, change in organizational alignment of sales, product and marketing, and information technology outsourcing. These initiatives implemented during the current quarter are expected to benefit future periods.

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

Financial Instruments. SED’s principal financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and revolving credit facilities. The carrying value of these financial instruments approximate fair value based upon the short-term nature of the instruments, and the variable rates on credit facilities.

The functional currency for SED’s international subsidiaries is the local currency of the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At December 31, 2012, SED held approximately $9.0 million of short-term forward exchange contracts, which mature over the next quarter. The fair value of these contracts is recorded in accrued and other current liabilities.

SED’s revolving credit facility is currently a variable rate facility. SED maintained an interest rate swap contract, which expired on January 26, 2013, to reduce the impact of the fluctuations in the interest rate on $15 million notional amount of the obligation under its revolving credit facility with Wells Fargo. SED is currently reviewing possibly entering into interest swap rate contracts in the future.

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

Liquidity and Capital Resources

At December 31, 2012, SED had cash and cash equivalents totaling $12.5 million, an increase of $7.8 million, from $4.7 million at June 30, 2012. The increase in the cash balance was primarily due to the deposit of $7.3 million in cash on the final day of the period that has since been used to pay down the net borrowings of the Company. Consolidated net borrowings under the SED’s credit facilities increased to $46.3 million at December 31, 2012 (before the $7.3 million deposit mentioned above), compared to $36.9 million at June 30, 2012. Working capital at December 31, 2012 was approximately $16.6 million. SED has financed its liquidity needs largely through internally generated funds, credit facilities, and vendor lines of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its lines of credit with vendors and its bank revolving credit facilities. At December 31, 2012, SED’s global availability under its bank credit facilities was approximately $21.8 million, after deducting $4.7 million in reserves for outstanding letters of credit.

Cash used in operating activities was $0.8 million for the six months ended December 31, 2012, a decrease of $13.0 million as compared to approximately $12.2 million provided by operating activities for the same period last year. The $13.0 million difference in cash used in operating activities is primarily attributable to decreases in inventories during the six months ended December 31, 2011 as compared to the same period in 2012. Changes in operating assets and liabilities during the six months ended December 31, 2012 are as follows:

Net trade receivables were $64.6 million at December 31, 2012 and $54 million at June 30, 2012. Average day’s sales outstanding for the quarter were approximately 34 days at December 31, 2012 and 38 days at December 31, 2011. A shorter cash cycle on certain large volume customers helped to achieve the decrease in days sales outstanding.

Inventories decreased $0.2 million to $61.6 million at December 31, 2012 from $61.8 million at June 30, 2012. Inventory turns for the quarter ended December 31, 2012 and 2011 were approximately 10.3 and 8.8, respectively.

Other current assets decreased to $7.4 million at December 31, 2012 from $8.1 million at June 30, 2012.

Trade accounts payable increased by $11 million to $74.1 million at December 31, 2012 compared to $63.1 million at June 30, 2012. The increase is primarily attributable to the increase in purchases to accommodate the related increase in net sales for the current quarter.

Accrued and other current liabilities increased to $9.5 million at December 31, 2012 from $8.7 million as of June 30, 2012.

SED’s cash flows are affected by changes in exchange rates in Argentina and Colombia. Exchange rate changes had the effect of providing $50,000 in cash for the six months ended December 31, 2012, compared to using $0.2 million in cash for the same period last year.

SED maintained an interest rate swap contract to reduce the impact of fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement which expired on January 26, 2013. The fair value, not in SED’s favor, of the interest rate swap was $0.1 million and $0.5 million as of December 31, 2012 and 2011, respectively, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and interim chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, our chief executive officer and interim chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our chief executive officer and interim chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 3, 2013, SED issued an aggregate of 10,983 shares of restricted common stock from its 2009 Incentive Compensation Plan, with a market value of approximately $26,000, to the non-management members of the Board as director compensation for the quarter ended December 31, 2012. Shares are issued quarterly under the SED director compensation plan.

The aforementioned shares of restricted Common Stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Sections 4(2) and 4(5) of the Act. Appropriate restrictive legends were imprinted on the back of each issued stock certificate.

Company Purchases of its Equity Securities

Since the adoption of the SED share repurchase plan in August 2009 continuing through December 31, 2012, SED repurchased an aggregate of 481,925 shares of Common Stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate. SED did not repurchase shares of Common Stock under our repurchase plan during the six months ended December 31, 2012.

ITEM 6. Exhibits

Exhibits	Description

3.1	Article II, Section 2.6, and Article III, Section 3.1 of the Bylaws of SED International Holdings, Inc., as amended on September 21, 2012. (1)
10.1	Employment Agreement between SED and Robert G. O’Malley, effective as of October 15, 2012. (2)
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*
101.INS **	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

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

(1) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2012 and incorporated herein by reference.

(2) Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on October 18, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)

Date: February 13, 2013	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Chief Executive Officer
(Principal Executive Officer)

Date: February 13, 2013	/s/ CHRISTOPHER R. JOE
Christopher R. Joe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

