Form 10-Q
period 2013-03-31
SED INTERNATIONAL HOLDINGS INC
filed 2013-05-14
CIK 800286

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of the Registrant’s common stock, par value $.01 per share, at May 1, 2013 was 5,165,500 shares.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

		Page
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and June 30, 2012	3

	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2013 and 2012 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

	PART II – OTHER INFORMATION

Item 2.	Unregistered Sales of Equities and Use of Proceeds	20

Item 6.	Exhibits	21

Signatures		22

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

.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2013	June 30, 2012
	(Unaudited)	(Note 1)
ASSETS

Current assets:
Cash and cash equivalents	$4,167	$4,710
Trade accounts receivable, less allowance for doubtful accounts of $788 and $853, respectively	53,005	54,030
Inventories	56,815	61,785
Deferred tax assets, net	589	632
Other current assets	10,132	8,123
Total current assets	124,708	129,280
Property and equipment, net	3,916	3,549
Other assets	176	264
Total assets	$128,800	$133,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$67,743	$63,084
Accrued and other current liabilities	8,822	8,716
Revolving credit facilities	35,981	36,880
Total current liabilities	112,546	108,680

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 7,189,241 shares issued and 5,155,405 shares outstanding at March 31, 2013 and 7,112,995 shares issued and 4,979,159 shares outstanding at June 30, 2012	71	70
Additional paid-in capital	70,383	71,013
Accumulated deficit	(36,593)	(28,692)
Accumulated other comprehensive loss	(3,603)	(3,187)
Treasury stock, 2,033,836 shares and 2,133,836 shares, at cost	(14,004)	(14,791)
Total shareholders’ equity	16,254	24,413
Total liabilities and shareholders’ equity	$128,800	$133,093

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net sales	$128,849	$138,675	$411,554	$445,440
Cost of sales	124,261	130,078	391,973	415,686
Gross profit	4,588	8,597	19,581	29,754

Selling, general and administrative expenses	7,873	7,910	23,977	24,720
Depreciation and amortization expense	229	205	673	517
Foreign currency transactions loss (income)	565	(295)	573	638
Restructuring-related costs	0	0	1,144	0
Acquisition-related costs	0	0	0	370
Total operating expenses	8,667	7,820	26,367	26,245
Operating income (loss)	(4,079)	777	(6,786)	3,509

Interest expense, net	231	259	781	942
Gain on acquisition	0	(263)	0	(1,261)
Income (loss) before income taxes	(4,310)	781	(7,567)	3,828
Provision (benefit) for income taxes	(115)	332	334	443
Net income (loss)	$(4,195)	$449	$(7,901)	$3,385

Comprehensive income (loss):
Consolidated net income (loss)	$(4,195)	$449	$(7,901)	$3,385
Foreign currency translation adjustment	(467)	731	(549)	(201)
Fair value of interest rate swap contract	17	37	133	153
Total comprehensive income (loss)	$(4,645)	$1,217	$(8,317)	$3,337

Basic income (loss) per common share	$(0.83)	$0.09	$(1.58)	$0.70
Diluted income (loss) per common share	$(0.83)	$0.09	$(1.58)	$0.69

Weighted average number of common shares outstanding:
Basic	5,043,000	4,923,000	5,000,000	4,851,000
Diluted	5,043,000	4,988,000	5,000,000	4,917,000

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended March 31,
	2013	2012
Operating activities:
Net income (loss)	$(7,901)	$3,385
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	673	517
Deferred tax assets	235	(199)
Stock-based compensation	158	297
Gain from acquisition	0	(1,261)
Provision for losses on trade accounts receivable	333	267
Changes in operating assets and liabilities:
Trade accounts receivable	14	2,761
Inventories	4,256	3,731
Other assets	(2,996)	(1,150)
Trade accounts payable	6,438	(137)
Accrued and other current liabilities	164	(205)
Net cash provided by operating activities	1,374	8,006

Investing activities:
Purchases of equipment	(916)	(2,007)
Cash used in acquisition	0	(4,113)
Net cash used in investing activities	(916)	(6,120)

Financing activities:
Net borrowings (repayments) under revolving credit facilities	(898)	708
Purchase of company common stock	0	(97)
Net cash (used in) provided by financing activities	(898)	611
Effect of exchange rate changes on cash and cash equivalents	(103)	73
(Decrease) increase in cash and cash equivalents	(543)	2,570
Cash and cash equivalents:
Beginning of period	4,710	4,751
End of period	$4,167	$7,321

See notes to condensed consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Tabular amounts in thousands except share and per share amounts)

(Unaudited)

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of SED International Holdings, Inc. and its wholly-owned subsidiaries, SED International, Inc. (“SED International”), SED International de Colombia S.A.S., and Intermaco S.R.L., (collectively, “SED” or the "Company") have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2013, or any other interim period. The June 30, 2012 condensed consolidated balance sheet has been derived from the audited consolidated financial statements included in SED’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (“Annual Report”).

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

Diluted loss per common share for the three and nine months ended March 31, 2013 does not include the dilutive effects of options to purchase 200,000 shares of common stock and the dilutive effect of 111,944 shares of nonvested restricted stock due to their anti-dilutive effects. Included in the diluted earnings per share for the three and nine months ended March 31, 2012 were the dilutive effects of options to purchase 57,500 shares of common stock and the dilutive effect of 47,069 shares of nonvested restricted stock.

Components of basic and diluted income (loss) per share for the three and nine months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2013	2012	2013	2012

Net income (loss)	$(4,195)	$449	$(7,901)	$3,385
Weighted average number of common shares outstanding - Basic	5,043,000	4,923,000	5,000,000	4,851,000
Effect of dilutive securities:
Stock options	0	50,000	0	50,000
Non vested restricted stock	0	15,000	0	16,000
Weighted average number of common shares outstanding - Diluted	5,043,000	4,988,000	5,000,000	4,917,000

Net income per share:
Basic	$(0.83)	$0.09	$(1.58)	$0.70
Diluted	$(0.83)	$0.09	$(1.58)	$0.69

3. Acquisition

In August 2011, SED purchased certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, personal care products, and consumer electronics. Under the terms of the agreement, SED acquired the net assets for a purchase price of approximately $4.1 million in cash. SED has also employed certain personnel of Lehrhoff. For fiscal 2012, the estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million paid by SED, resulting in a gain of $1.3 million, recognized in the nine months ended March 31, 2012.

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

The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the three and nine months ended March 31, 2013 and 2012 and, therefore, the comprehensive income (loss) for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $3.6 million at March 31, 2013 and $3.2 million at June 30, 2012, and consisted of foreign currency translation adjustments of $3.6 million and $3 million, respectively, and $0.2 million for period ending June 30, 2012, related to the interest rate swap contract.

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

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2013
Net sales to unaffiliated customers	$96,685	$32,862	$(698)	$128,849
Gross profit	2,336	2,252	0	4,588
Foreign currency transaction income	0	565	0	565
Operating loss	(3,611)	(468)	0	(4,079)
Interest expense (income), net	223	8	0	231
Income tax (benefit) expense	8	(123)	0	(115)
Net loss	(3,843)	(352)	0	(4,195)
Total assets at March 31, 2013	99,422	42,914	(13,536)	128,800

	United States	Latin America	Eliminations	Consolidation
For the three months ended March 31, 2012
Net sales to unaffiliated customers	$102,606	$36,069	$0	$138,675
Gross profit	6,130	2,467	0	8,597
Foreign currency transaction loss	0	(295)	0	(295)
Operating income	102	675	0	777
Interest expense, net	211	48	0	259
Gain on acquisition	(263)	0	0	(263)
Income tax expense	46	286	0	332
Net income	108	341	0	449
Total assets at March 31, 2012	113,578	44,095	(12,798)	144,875

Sales of products between the SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations are as follows:

Three Months Ended March 31,	Microcomputer Products	Consumer Electronics	Small Appliances	Total
2013	$114,936	$7,421	$6,492	$128,849
2012	120,050	12,831	5,794	138,675

Approximately 41.5% ($20.6 million United States export and $32.9 million Latin America) and 44.1% ($25.1 million United States export and $36.1 million Latin America) for the three months ended March 31, 2013 and 2012, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

Financial information by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2013
Net sales to unaffiliated customers	$314,693	$97,989	$(1,128)	$411,554
Gross profit	11,811	7,770	0	19,581
Foreign currency transaction loss	0	573	0	573
Operating income (loss)	(7,416)	630	0	(6,786)
Interest expense, net	770	11	0	781
Income tax expense	23	311	0	334
Net income (loss)	(8,210)	309	0	(7,901)
Total assets at March 31, 2013	99,422	42,914	(13,536)	128,800

	United States	Latin America	Eliminations	Consolidation
For the nine months ended March 31, 2012
Net sales to unaffiliated customers	$341,406	$104,075	$(41)	$445,440
Gross profit	22,029	7,725	0	29,754
Foreign currency transaction loss	0	638	0	638
Operating income	3,036	473	0	3,509
Interest expense, net	840	102	0	942
Gain on acquisition	(1,261)	0	0	(1,261)
Income tax expense	96	347	0	443
Net income	3,361	24	0	3,385
Total assets at March 31, 2012	113,578	44,095	(12,798)	144,875

Sales of products between the SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category for continuing operations are as follows:

Nine Months Ended March 31,	Microcomputer Products	Consumer Electronics	Small Appliances	Total
2013	$359,842	$29,354	$22,358	$411,554
2012	385,945	43,300	16,195	445,440

Approximately 38.9% ($62.2 million United States export, net of ($1.1) million elimination, and $98 million Latin America) and 39.2% ($70.7 million United States export and $104.1 million Latin America) for the nine months ended March 31, 2013 and 2012, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

6. Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, an initial 250,000 shares of common stock are available for awards. On December 5, 2012, the shareholders approved an additional 500,000 shares of common stock bringing the cumulative total available for awards to 750,000. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of March 31, 2013, there were 404,148 awards available for future grants.

Stock Options — At March 31, 2013, stock options for 200,000 shares were outstanding and 20,000 were exercisable with an aggregate intrinsic value of approximately $48,000. During the nine months ended March 31, 2012, stock options for 102,500 shares were exercised on a cash-less basis which resulted in the issuance of 40,302 shares of our common stock.

Restricted Stock — SED established the 2007 Restricted Stock Plan (the “2007 Plan”) during fiscal 2008. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the 2007 Plan. Generally, the awards are subject to forfeiture prior to vesting and vest in equal amounts on the second, third and fourth anniversaries of the grant date; provided, however, that at the time of vesting the holder is an employee of SED. At March 31, 2013, all shares were vested under the 2007 Plan. The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date.

Non-employee director base compensation includes a per annum payment of $35,000 of restricted shares of common stock which shall be paid quarterly. This portion of the non-employee director base compensation was eliminated as of April 23, 2013. The number of shares to be issued to the Directors will be determined on the last day of each quarter based upon the market price of SED’s common stock as of that date. These restricted shares of common stock vest on the date of issuance. During the nine months ended March 31, 2013, SED issued 37,120 restricted shares of common stock to the non-employee directors. Effective August 2012, the Chairman of the Board was elected Executive Chairman and, as such, will no longer be a non-employee director and will receive a salary rather than an annual fee and restricted stock. In connection with his election, the Board awarded the Executive Chairman options to purchase 100,000 shares of common stock exercisable at $2.15 per share and subject to vesting in five equal installments beginning on August 29, 2012 and on each of next four anniversaries, provided he is a director on each anniversary date. These options were awarded from the 2009 Plan.

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

Nonvested restricted stock activity is as follows:

	Nine Months Ended March 31,
	2013	Weighted Average Grant-Date Fair Value	2012	Weighted Average Grant-Date Fair Value
Shares of nonvested restricted stock-beginning of period	45,403	$4.22	178,890	$1.61
Issued	140,913	$1.98	84,580	$3.66
Vested	(74,372)	$2.89	(214,039)	$1.80
Forfeited	0		(2,362)	$5.10
Shares of nonvested restricted stock-end of period	111,944	$2.27	47,069	$4.26

Share-based Compensation Expense — During the three months ended March 31, 2013 and 2012, share-based compensation expense was approximately $40,000 and $0.1 million, respectively. Share-based compensation expense was $0.2 million for the nine months ended March 31, 2013 and 2012. At March 31, 2013, there was approximately $0.2 million of unrecognized compensation cost related to nonvested restricted stock awards which SED expects to be recognized over the next 29 months. SED expects to incur approximately $0.1 million of expense over the next 44 months for all unvested stock options outstanding at March 31, 2013. At March 31, 2013, no stock-based compensation has been recognized on the performance based stock options and restricted stock awards.

7. Credit Facility and Bank Debt

SED currently maintains credit facilities with Wells Fargo Bank (USA) and with three banks in Colombia for SED’s Colombian subsidiary. Total borrowings under SED’s credit facilities were $36.0 million at March 31, 2013 and $36.9 million at June 30, 2012.

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

The Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $2 million under the Agreement. The Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($4.7 million at March 31, 2013) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. SED’s availability did not fall below this requirement at any time. Dividend payments are limited to $0.5 million under the Agreement and none have been declared or paid. There is a $3 million stock buy-back limit permitted under the Agreement and, at March 31, 2013, SED has repurchased approximately $1.8 million worth of its stock and has approximately $1.2 million remaining for future purchases. As of March 31, 2013, SED determined that it was in compliance with the Agreement.

The amount available for borrowings under the Agreement at March 31, 2013 was $10.1 million, after deducting $1.1 million in reserves for outstanding letters of credit.

SED maintained an interest rate swap contract, which expired on January 26, 2013, to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Agreement. The contract effectively converted the variable rate to a fixed rate of 2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of March 31, 2013. SED is currently assessing the possibility of entering into interest rate swap contracts in the future. SED recognized the interest rate swap contract as either assets or liabilities on its balance sheet and measured those instruments at fair value. SED has designated the now expired interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap were reported in other comprehensive income (loss) as the hedge was highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.2 million at June 30, 2012 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

SED’s Colombia subsidiary currently maintains working capital lines of credit at three banks. Each line of credit is short term and maximum availability on each ranges from 2.5 billion to 6.6 billion Colombian pesos, which at March 31, 2013 is approximately $1.4 million to $3.6 million in U.S. dollars, or approximately $8.2 million dollars in the aggregate. At March 31, 2013, SED Colombia’s availability totaled $4.7 million U.S. dollars, after deducting $3.5 million U.S. dollars in reserves for outstanding letters of credit. There were no borrowings on SED Colombia’s credit line facilities at March 31, 2013 or June 30, 2012. As of March 31, 2013, SED Colombia determined that it was in compliance with the credit facility agreements.

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

The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value because of the short maturity of these instruments. The carrying amount of debt outstanding pursuant to revolving debt and similar bank credit agreements approximates fair value as interest rates on these instruments approximate current market rates.

SED is exposed to market risks from changes in interest rates, which may affect its operating results and financial position. SED reduces its risks from interest rate fluctuations through the use of an interest rate swap contract (see Note 7). This derivative financial instrument was used to manage risk and was not used for trading or speculative purposes. SED endeavored to utilize the best available information in measuring the fair value of the interest rate swap. The interest rate swap was classified in its entirety based on the lowest level of input that was significant to the fair value measurement. SED has determined that its interest rate swap was a Level 2 liability in the fair value hierarchy as it was valued using a discounted cash flow valuation model which included inputs other than quoted market prices that were both observable and unobservable.

9. Subsequent Event

On April 4, 2013, SED announced additional plans to strengthen its long-term competitive position through a restructuring of its United States operations. The restructuring initiatives are to improve productivity and strengthen SED’s commercial operations. Key elements of the plan include: (1) focus the Company’s product offerings (the line card) consistent with strategic opportunities in both our Commercial and Consumer businesses; (2) reduce U.S. headcount and SG&A by over 25%; (3) consolidate SED’s 5 U.S. distribution centers into 3 distribution centers by closing 2 of them. Latin America and export operations are not impacted by this restructuring. Costs associated with this restructuring are expected to be approximately $1.4 million, and will be reflected in the period ended June 30, 2013. Additionally, SED will be impacted by losses from selling inventory associated with eliminated vendor lines during the period ending June 30, 2013. These expenses are expected to be in the range of $0.5 million to $1 million.

Further, the annual compensation paid to Mr. O’Malley, our CEO, and Mr. Kidston, our Executive Chairman, were each voluntarily reduced by 20% as of April 1, 2013. On April 23, 2013, compensation paid to non-employee directors for both Board and committee memberships was reduced to $3,000 per in person Board meeting each attends and non-employee director base compensation of $35,000 of cash and $35,000 of restricted shares of common stock per annum was eliminated.

On May 7, 2013, SED terminated the lease for the New Jersey distribution center effective July 1, 2013. Costs associated with terminating the lease were approximately $0.3 million. SED is currently searching for office space in the northern New Jersey area for sales and product management staff. Also, as of April 30, 2013, all operations at the Plano, Texas distribution center have terminated.

********

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

On April 4, 2013, SED announced additional plans to strengthen its long-term competitive position through a restructuring of its United States operations. The restructuring initiatives are to improve productivity and strengthen SED’s commercial operations. Key elements of the plan include: (1) focus the Company’s product offerings (the line card) consistent with strategic opportunities in both our Commercial and Consumer businesses; (2) reduce U.S. headcount and SG&A by over 25%; (3) consolidate SED’s 5 U.S. distribution centers into 3 distribution centers by closing 2 of them. Latin America and export operations are not impacted by this restructuring. Costs associated with this restructuring are expected to be approximately $1.4 million, and will be reflected in the period ended June 30, 2013. Additionally, SED will be impacted by losses from selling inventory associated with eliminated vendor lines during the period ending June 30, 2013. These expenses are expected to be in the range of $0.5 million to $1 million.

Further, the annual compensation paid to Mr. O’Malley, our CEO, and Mr. Kidston, our executive chairman, were each voluntarily reduced by 20% as of April 1, 2013. On April 23, 2013, compensation paid to non-employee directors for both Board and committee memberships was reduced to $3,000 per in person Board meeting each attends and non-employee director base compensation of $35,000 of cash and $35,000 of restricted shares of common stock per annum was eliminated.

On May 7, 2013, SED terminated the lease for the New Jersey distribution center effective July 1, 2013. Costs associated with terminating the lease were approximately $0.3 million. SED is currently searching for office space in the northern New Jersey area for sales and product management staff. Also, as of April 30, 2013, all operations at the Plano, Texas distribution center have terminated.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts and percentage of net sales of certain line items from SED’s condensed consolidated statements of operations (dollar amounts in thousands):

	Three Months Ended March 31,
	2013		2012		$	%
	$	%	$	%	Change	Change

Net sales	128,849	100.00%	138,675	100.00%	(9,826)	(7.1)%
Cost of sales	124,261	96.44%	130,078	93.80%	(5,817)	(4.5)%
Gross profit	4,588	3.56%	8,597	6.20%	(4,009)	(46.6)%

Operating expenses:
Selling, general and administrative	7,873	6.11%	7,910	5.70%	(37)	(.5)%
Depreciation and amortization	229	.18%	205	.15%	24	11.7%
Foreign currency transaction (gain) loss	565	.44%	(295)	(.21)%	860	(291.5)%
Total operating expenses	8,667	6.73%	7,820	5.64%	847	10.8%
Operating income (loss)	(4,079)	(3.17)%	777	.56%	(4,856)	(625.0)%
Interest expense, net	231	.18%	259	.19%	(28)	(10.8)%
Gain on acquisition	0	0%	(263)	(.19)%	263	(100.0)%
Income (loss) before income taxes	(4,310)	(3.35)%	781	.56%	(5,091)	(652.0)%
Provision (benefit) for income taxes	(115)	(.09)%	332	.24%	(447)	(134.6)%
Net income (loss)	(4,195)	(3.26)%	449	.32%	(4,644)	(1,034.3)%

	Nine Months Ended March 31,
	2013		2012		$	%
	$	%	$	%	Change	Change

Net sales	411,554	100.00%	445,440	100.00%	(33,886)	(7.6)%
Cost of sales	391,973	95.24%	415,686	93.32%	(23,713)	(5.7)%
Gross profit	19,581	4.76%	29,754	6.68%	(10,173)	(34.2)%
Operating expenses:
Selling, general and administrative	23,977	5.83%	24,720	5.55%	(743)	(3.0)%
Depreciation and amortization	673	.16%	517	.12%	156	30.2%
Foreign currency transaction loss	573	.14%	638	.14%	(65)	(10.2)%
Restructuring-related costs	1,144	.28%	0	0%	1,144	100.0%
Acquisition-related costs	0	0%	370	.08%	(370)	(100.0)%
Total operating expenses	26,367	6.41%	26,245	5.89%	122	0.5%
Operating income (loss)	(6,786)	(1.65)%	3,509	.79%	(10,295)	(293.4)%
Interest expense, net	781	(.19)%	942	.21%	(161)	(17.1)%
Gain on acquisition	0	0%	(1,261)	(.28)%	1,261	(100.0)%
Income (loss) before income taxes	(7,567)	(1.84)%	3,828	.86%	(11,395)	(297.7)%
Provision for income tax expense	334	.08%	443	.10%	(109)	(24.6)%
Net income (loss)	(7,901)	(1.92)%	3,385	.76%	(11,286)	(333.4)%

The following table sets forth, for the periods indicated, the amounts of generally accepted accounting principles in the United States of America (“GAAP”) net income (loss) and Earnings per Share as compared to non-GAAP net income (loss), Earnings per Share, and Adjusted EBITDA (dollar amounts in thousands) (1):

	Three Months Ended		Nine Months Ended
	March 31		March 31
	2013	2012	2013	2012

Reconciliation of GAAP net income (loss) and EPS to Non-GAAP measures:
GAAP net income (loss)	$(4,195)	$449	$(7,901)	$3,385
Stock-based compensation (2)	40	68	159	297
Restructuring related costs (3)	0	0	1,144	0
Acquisition related costs (4)	0	0	0	370
Non-GAAP normalized adjusted net income (loss)	$(4,155)	$517	$(6,598)	$4,052

GAAP net income (loss) per diluted common share
Basic income (loss) per common share	$(0.83)	$0.09	$(1.58)	$0.70
Diluted income (loss) per common share	$(0.83)	$0.09	$(1.58)	$0.69

Non-GAAP normalized net income (loss) per common share
Normalized basic income (loss) per common share	$(0.82)	$0.11	$(1.32)	$0.84
Normalized diluted income (loss) per common share	$(0.82)	$0.10	$(1.32)	$0.82

Weighted average number of common shares outstanding:
Basic	5,043,000	4,923,000	5,000,000	4,851,000
Diluted	5,043,000	4,988,000	5,000,000	4,917,000

Reconciliation of GAAP net income (loss) to adjusted EBITDA is as follows:

GAAP net income	$(4,195)	$449	$(7,901)	$3,385
Depreciation and amortization	229	205	673	517
Stock-based compensation (2)	40	68	158	297
Restructuring related costs (3)	0	0	1,144	0
Interest expense, net	231	259	781	943
Provision (benefit) for income taxes	(115)	332	334	443
Gain on acquisition (5)	0	0	0	(998)
Non-GAAP adjusted EBITDA	$(3,810)	$1,313	$(4,811)	$4,587

(1)	This presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered as a substitute for comparable GAAP measures and should be read only in conjunction with our financial statements prepared in accordance with GAAP.
(2)	Stock-based compensation represents to non-cash charges for stock awards.
(3)	Restructuring costs associated with severances, consulting, and other costs associated with the reorganization of the management team and departmental structure.
(4)	Acquisition related costs were incurred as part of the purchase of the Lehrhoff assets.
(5)	Gain on the acquisition of the Lehrhoff assets recorded as a bargain purchase under ASC 805.

These non-GAAP financial measures, including “Normalized Adjusted Net Income”, “Adjusted EBITDA” (Earnings Before Interest, Tax, Depreciation and Amortization), and “Normalized EPS” (Earnings Per Share) are used by management as key operating metrics for measuring operational performance. These non-GAAP terms, as defined by the Company, may not be comparable to similarly titled measures used by other companies. Normalized Net Income, Adjusted EBITDA, and Normalized EPS are not measures of financial performance under GAAP. The Company believes that items excluded from Normalized Net Income, Adjusted EBITDA, and Normalized EPS are significant components in understanding and assessing financial performance. These non-GAAP measures should not be considered in isolation or as a substitute for net earnings, operating income and other consolidated earnings data prepared in accordance with GAAP or as a measure of our profitability. These non-GAAP measures are not intended to replace any presentation included in our consolidated financial statements under GAAP and should not be considered an alternative to operating performance or an alternative to cash flow as a measure of liquidity.

Three Months Ended March 31, 2013 and 2012

Net sales. Net sales for the three months ended March 31, 2013 were $128.8 million, a decrease of $9.8 million, or 7.1%, compared with $138.6 million for the three months ended March 31, 2012. The decrease in net sales are primarily attributable to decreases in microcomputer product and consumer electronic sales as described below.

Comparative sales by SED geography are summarized below (dollar amounts in thousands):

	Three Months Ended March 31,		Change

	2013	2012	Amount	Percent
United States:
Domestic	$75,386	$77,517	$(2,131)	(2.7)%
Export	20,601	25,089	(4,488)	(17.9)%
Total U.S.	95,987	102,606	(6,619)	(6.5)%
Latin America	32,862	36,069	(3,207)	(8.9)%
Consolidated	$128,849	$138,675	$(9,826)	(7.1)%

Domestic revenues were $75.4 million for the three months ended March 31, 2013, a 2.7% decrease, compared with $77.5 million for the same period in 2012. The net decrease in domestic revenue is attributable to unit sale decreases in our consumer electronics products during the period. Export revenues were $20.6 million and $25.1 million for the three months ended March 31, 2013 and 2012, respectively, representing a decrease of 17.9%. Latin America sales were $32.9 million and $36.1 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of 8.9%. This decline was due primarily to supply shortages in Argentina caused by Argentine government import restrictions and less demand in Colombia. The Latin America sales decreased 7.1% once adjusted for currency fluctuations.

Microcomputer product sales were $114.9 million for the three months ended March 31, 2013, a decrease of 4.3% over similar product sales of $120.1 million reported for the same period in 2012. The decrease in the microcomputer product sales was primarily attributable to a decrease in demand in our tablets, notebooks, hard drives, and software product categories. Sales of microcomputer products represented approximately 89.2% of SED’s third quarter net sales compared to 86.6% for the comparable period in 2012.

Consumer electronics sales, all of which were in the U.S., for the three months ended March 31, 2013 were $7.4 million, a decrease of 42.2%, compared to $12.8 million for the comparable period in 2012. Sales of consumer electronics products accounted for approximately 5.8% of SED’s third quarter net sales compared to 9.2% for the comparable period in 2012. This decrease resulted from a decline in the sales of televisions predominantly caused by both price drops and fewer units sold as industry demand for this product category decreases.

Small appliance and housewares sales, all of which were in the U.S., for the three months ended March 31, 2013 were $6.5 million, an increase of 12%, compared to $5.8 million in the same period in 2012. The sales in small appliances are primarily related to the product categories acquired from ArchBrook Laguna LLC (“ABL”). Sales of small appliances and housewares accounted for approximately 5% of net sales for the third quarter compared to 4.2% for the comparable period in 2012.

Gross Profit Margins. Gross profit for the three months ended March 31, 2013 was $4.6 million, a decrease of $4 million, or 46.6%, compared with $8.6 million for the same period in 2012. Gross profit was lower in the current quarter compared to the same period in 2012 due to the higher than normal sales prices on hard drives a year ago. The higher sales prices last year were driven by supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand. SED continues to monitor and add product lines which would improve SED’s overall margin percentages. Margins in our small appliance and housewares product lines as well as SED’s foreign subsidiaries continue to have positive impacts on gross profit margins. Also, Argentine government import restrictions continue to constrain inventory supply which has had a positive impact on product margins.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $7.9 million for the three months ended March 31, 2013 and 2012, respectively.

Depreciation and Amortization. Depreciation and amortization was $0.2 million for the three months ended March 31, 2013 and 2012, respectively.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The revaluation/devaluation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction expense totaling $0.6 million for the three months ended March 31, 2013 as compared to income of $0.3 million for the same period in 2012.

Operating Loss. For the three months ended March 31, 2013, SED reported operating loss of $4.1 million compared with operating income of $0.8 million for the comparable period in 2012. The change in operating income (loss) from the prior year period was due to lower margins on microcomputer products during the current period and the higher than normal margins on hard drives recorded in the prior year period.

Interest Expense. Interest expense, net of interest income, was $0.2 million for the three months ended March 31, 2013, compared to $0.3 million for the same period in 2012.

Provision for Income Taxes. Income tax provided a benefit of $0.1 million for the three months ended March 31, 2013, compared to expense of $0.3 million for the same period last year. The provision is primarily attributed to SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carryforward for Federal and all but two state tax jurisdictions.

The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to: (a) taxes imposed on the foreign subsidiaries and (b) the anticipated changes in the valuation allowance for the year. At March 31, 2013, SED has a total net operating loss carry forward for Federal tax purposes of approximately $62.2 million and for state tax purposes of approximately $52.5 million, expiring at various dates through 2029. SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to Intermaco S.R.L. (Intermaco) and SED International de Colombia S.A.S. (SED Colombia), as at this time it is not considered more likely than not that these assets will be realized. SED continues to monitor this assertion quarterly.

Net Loss. SED’s net loss for the three months ended March 31, 2013 was $4.2 million compared with a net income of $0.4 million in the same period last year. The net income for the three months ended March 31, 2012 was primarily attributable to higher margins generated from the sale of hard drives due to inventory constraints from the suppliers in Thailand.

Normalized Non-GAAP Net Loss. SED recognized a normalized non-GAAP net loss of $4.2 million for the three months ended March 31, 2013, compared to a normalized non-GAAP net income of $0.5 million for the same period last year. The primary adjustment for the quarter related to deduction of stock-based compensation expenses as no restructuring costs were recognized in the current quarter.

Nine Months Ended March 31, 2013 and 2012

Net sales. Net sales for the nine months ended March 31, 2013 were $411.6 million, a decrease of $33.9 million, or 7.6%, compared with $445.4 million for the nine months ended March 31, 2012. The decrease in net sales is primarily attributable to decreases in microcomputer product and consumer electronic sales as described below.

Comparative sales by SED geography are summarized below (dollar amounts in thousands):

	Nine Months Ended March 31,		Change

	2013	2012	Amount	Percent
United States:
Domestic	$251,407	$270,665	$(19,258)	(7.1)%
Export	62,158	70,700	(8,542)	(12.1)%
Total U.S.	313,565	341,365	(27,800)	(8.1)%
Latin America	97,989	104,075	(6,086)	(5.8)%
Consolidated	$411,554	$445,440	$(33,886)	(7.6)%

Domestic revenues were $251.4 million for the nine months ended March 31, 2013, a 7.1% decrease, compared with $270.7 million for the same period in 2012. The net decrease in domestic revenue is attributable to unit sale decreases in hard drives, PCs, notebooks, and servers which reflect similar declines within the microcomputer industry. Export revenues were $62.2 million and $70.7 million for the nine months ended March 31, 2013 and 2012, respectively, a 12.1% decrease. Latin America sales were $98 million and $104.1 million for the nine months ended March 31, 2013 and 2012, respectively, a decrease of 5.8% due to supply shortages in Argentina caused by Argentine government import restrictions and less demand in Colombia. The Latin America sales decrease was 5.8% currency adjusted.

Microcomputer product sales were $359.8 million for the nine months ended March 31, 2013, a decrease of 6.8%, over similar product sales of $385.9 million reported for the same period in 2012. The decreases in the microcomputer product sales were primarily attributable to lower sales in the notebook, hard drives, and software product categories. Sales of microcomputer products represented approximately 87.4% of SED’s net sales for the nine months ended March 31, 2013 and 86.6% for the same prior year period.

Consumer electronics sales, all of which were in the U.S., for the nine months ended March 31, 2013 were $29.4 million, a decrease of 32.1%, compared to $43.3 million for the comparable period in 2012. Sales of consumer electronics products accounted for approximately 7.1% of SED’s net sales for the nine months ended March 31, 2013, compared to 9.7% for the comparable period in 2012. This decrease was from a decline in the sales of televisions predominantly caused by both price drops and fewer units sold as industry demand for this product category decreases.

Small appliance and housewares sales, all of which were in the U.S., for the nine months ended March 31, 2013 were $22.4 million, an increase of 38.3%, compared to $16.2 million in the same period in 2012. The increase was primarily due to the additional Lehrhoff product categories acquired from ABL. Sales of small appliances and housewares accounted for approximately 5.4% of net sales for the nine months ended March 31, 2013, compared to 3.6% for the comparable period in 2012.

Gross Profit Margins. Gross profit for the nine months ended March 31, 2013 was $19.6 million, a decrease of $10.2 million, or 34.2%, compared with $29.8 million for the same period in 2012. Gross profit was lower in the current quarter compared to margins a year ago due to a higher than normal sales prices on hard drives in the prior year. The higher margins last year were driven by supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand. SED continues to monitor and add product lines which would improve SED’s overall margin percentages. Margins in our small appliance and housewares product lines as well as SED’s foreign subsidiaries continue to have positive impacts on gross profit margins. Also, Argentine government import restrictions continue to constrain inventory supply which drives up the prices of products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses were $24 million for the nine months ended March 31, 2013, a decrease of 3% compared with $24.7 million for the same period in 2012. Certain initiatives such as IT outsourcing, labor reductions, and operating efficiencies implemented during the previous periods were realized in the current period.

Depreciation and Amortization. Depreciation and amortization was $0.7 million for the nine months ended March 31, 2013, compared to $0.5 million for the same period in 2012. The increase in depreciation is attributable to SED’s distribution center moves in Georgia, New Jersey, and California.

Foreign Currency Transaction. SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The revaluation/devaluation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction expense of $0.6 million for the nine months ended March 31, 2013 and 2012, respectively.

Restructuring-related costs. SED recognized restructuring costs of approximately $1.1 million during the nine months ended March 31, 2013. The costs were attributable to organizational restructuring of the management team including severance payments, change in the organizational alignment of sales, product and marketing, and informational technology outsourcing.

Acquisition-related cost. There were no acquisition costs in the nine months ended March 31, 2013. Acquisition-related expenses associated with the acquisition of the Lehrhoff assets from ABL (the “Lehrhoff Assets”) for the nine months ended March 31, 2012 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction.

Operating Loss. For the nine months ended March 31, 2013, SED reported operating loss of $6.8 million compared with operating income of $3.5 million for the comparable period in 2012. The loss reported during the nine months ended March 31, 2013 is partially attributable to the $1.1 million of restructuring related expense recognized during the quarter ended December 31, 2012. SED continues to focus on increasing sales while reducing recurring operating expenses.

Gain from Acquisition. There was no gain from acquisition in the nine months ended March 31, 2013. During the three months ended September 30, 2011, we acquired the Lehrhoff Assets, including finished goods inventories, customer and supplier lists, and intellectual property of Lehrhoff. For fiscal 2012, the estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million cash consideration paid resulting in a bargain purchase gain of $1.3 million, of which $1 million was recognized during the nine months ended March 30, 2012.

Interest Expense. Interest expense, net of interest income, was $0.8 million for the nine months ended March 31, 2013, compared to $0.9 million for the same prior year period.

Provision for Income Taxes. Income tax expense was $0.3 million for the nine months ended March 31, 2013, compared to income tax expense of $0.4 million for the same period last year. The provision is primarily attributed to income generated by SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carryforward for Federal and all but two state tax jurisdictions.

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

Net Loss. SED’s net loss for the nine months ended March 31, 2013 was $7.9 million, compared with a net income of $3.4 million in the same period last year. The net loss in the nine months ended March 31, 2013 included restructuring related costs of $1.1 million. The net income for the nine months ended March 31, 2012 was primarily attributable to higher margins generated from the sales of hard drives due to inventory constraints from the suppliers in Thailand and the gain on the acquisition of ABL.

Normalized Non-GAAP Net Loss. SED recognized a normalized non-GAAP net loss of $6.6 million for the nine months ended March 31, 2013, compared to a normalized non-GAAP net income of $4.1 million for the same prior year period. The primary adjustment in calculating normalized net loss is attributable to the restructuring related costs as mentioned above. These costs were related to the organizational restructuring of the management team including severance payments, change in organizational alignment of sales, product and marketing, and information technology outsourcing. The initiatives implemented during the previous quarters contributed to the decrease in selling, general, and administrative expenses during the current period.

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

The functional currency for SED’s international subsidiaries is the local currency of the country in which the subsidiaries own their primary assets. The translation of the applicable currencies into U.S. dollars is performed for balance sheet accounts using exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly to stockholders’ equity as a component of accumulated other comprehensive income (loss). It is SED’s policy not to enter into derivative contracts for speculative trading purposes. SED conducts business in countries outside of the United States, which exposes SED to fluctuations in foreign currency exchange rates. SED may enter into short-term forward exchange or option contracts to reduce this risk. At March 31, 2013, SED held approximately $2.5 million of short-term forward exchange contracts, which mature over the next quarter. The fair value of these contracts is recorded in accrued and other current liabilities.

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

Liquidity and Capital Resources

At March 31, 2013, SED had cash and cash equivalents totaling $4.2 million, compared to $4.7 million at June 30, 2012. Consolidated net borrowings under the SED’s credit facilities were $36 million at March 31, 2013, compared to $36.9 million at June 30, 2012. Working capital at March 31, 2013 was approximately $12.2 million. SED has financed its liquidity needs largely through internally generated funds, credit facilities, and vendor lines of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its lines of credit with vendors and its bank revolving credit facilities. At March 31, 2013, SED’s global availability under its bank credit facilities was approximately $14.8 million, after deducting $4.6 million in reserves for outstanding letters of credit.

Cash provided by operating activities was $1.4 million for the nine months ended March 31, 2013, a decrease of $6.6 million as compared to approximately $8 million provided by operating activities for the same prior year period. The difference in cash generated by operating activities is primarily attributable to decreases in net income for the nine months ended March 31, 2013 as compared to the same period in 2012. Changes in operating assets and liabilities during the nine months ended March 31, 2013 are as follows:

Net trade receivables were $53 million at March 31, 2013 and $54 million at June 30, 2012. Average day’s sales outstanding for the quarter were approximately 37 days at March 31, 2013 and 39 days at March 31, 2012. A shorter cash cycle on certain large volume customers helped to achieve the decrease in average day’s sales outstanding.

Inventories decreased $5 million to $56.8 million at March 31, 2013 from $61.8 million at June 30, 2012. Inventory turns were approximately 8.6 for the quarter ended March 31, 2013 and 2012.

Other current assets increased to $10.1 million at March 31, 2013 from $8.1 million at June 30, 2012.

Trade accounts payable increased by $4.6 million to $67.7 million at March 31, 2013 compared to $63.1 million at June 30, 2012.

Accrued and other current liabilities increased to $8.8 million at March 31, 2013 from $8.7 million as of June 30, 2012.

SED’s cash flows are affected by changes in exchange rates in Argentina and Colombia. Exchange rate changes had the effect of using $0.1 million in cash for the nine months ended March 31, 2013, compared to providing $73,000 in cash for the same prior year period.

SED maintained an interest rate swap contract which expired on January 26 2013 to reduce the impact of fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement. The fair value, not in SED’s favor, of the interest rate swap was $0.2 million at March 31, 2012, and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

While SED has historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes that if there were to be deteriorating economic conditions in Argentina or Colombia or a devaluation of the peso in either country it may have a negative effect on our foreign subsidiaries’ net income and the ability to generate cash flows from operations. The movement of cash from SED’s foreign subsidiaries may be restricted at times due to governmental restrictions, domestic banking agreements, international monetary restrictions, and other restrictions from time to time. Therefore, movement of cash may be uncertain. Currently there are no such restrictions.

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

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit. A significant decline in any of these sources could have a material adverse impact on the Company. There can be no assurance that any or all of the aforementioned sources of capital will be available to SED when needed. For example, SED’s creditors may tighten their lending standards and SED may find it necessary to tighten credit availability standards to its customers due to the general weakening of the economic environment. However, SED believes that funds generated from operations, together with its Wells Fargo credit facility, subsidiary bank credit agreements, vendor credit lines, and current cash and cash equivalents will be sufficient to support its working capital and liquidity requirements for at least the next 12 months.

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

(b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 2, 2013, in accordance with the SED director compensation plan, SED issued an aggregate of 10,095 shares of restricted common stock from its 2009 Incentive Compensation Plan, with a market value of approximately $26,000, to the three non-management members of the Board as director compensation for the quarter ended March 31, 2013.

The aforementioned shares of restricted common stock were issued in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (“Act”) pursuant to Sections 4(a)(2) and 4(a)(5) of the Act. Appropriate restrictive legends were imprinted on the back of each issued stock certificate.

Company Purchases of its Equity Securities

Since the adoption of the SED share repurchase plan in August 2009 continuing through March 31, 2013, SED repurchased an aggregate of 481,925 shares of common stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate. SED did not repurchase shares of common stock under the repurchase plan during the nine months ended March 31, 2013.

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

SED International Holdings, Inc.
(Registrant)

Date: May 14, 2013	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2013	/s/ CHRISTOPHER R. JOE
Christopher R. Joe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

