Form 10-Q/A
period 2012-09-30
SED INTERNATIONAL HOLDINGS INC
filed 2013-07-19
CIK 800286

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

EXPLANATORY NOTE

SED International Holdings, Inc. (“SED,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to amend our Quarterly Report on Form 10-Q for the period ended September 30, 2012 (our “Form 10-Q”), originally filed with the Securities and Exchange Commission (the “SEC”) on November 9, 2012, to include Exhibit No. 10.2 required by Item 6, Part II, of our Form 10-Q. This exhibit was inadvertently omitted from our Form 10-Q.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed, and Exhibits 32.1 and 32.2 are furnished herewith. This Amendment does not amend or otherwise update any other information in our Form 10-Q. Accordingly, this Amendment should be read in conjunction with our Form 10-Q and with our filings with the SEC subsequent to the filing of our Form 10-Q.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

	PART II – OTHER INFORMATION

Item 6.	Exhibits	1

Signatures		2

PART II – OTHER INFORMATION

ITEM 6. Exhibits

Exhibits	Description
10.2	Stock Option Agreement dated August 29, 2012 between SED and Samuel Kidston, Executive Chairman.*
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer.*
32.1	Section 1350 Certification by Principal Executive Officer.*
32.2	Section 1350 Certification by Principal Financial Officer.*

*Filed herewith.

1

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SED International Holdings, Inc.
(Registrant)

Date: July 19, 2013	/s/ ROBERT G. O’MALLEY
Robert G. O’Malley
Chief Executive Officer
(Principal Executive Officer)

Date: July 19, 2013	/s/ CHRISTOPHER R. JOE
Christopher R. Joe
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

2