Form 10-K
period 2013-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2013-09-30
CIK 800286

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of December 31, 2012 was (based upon the closing price of $2.39 per share on December 31, 2012) approximately $10.1 million.

The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 19, 2013 was 5,165,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The information in response to Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before October 28, 2013, with respect to its 2013 Annual Meeting of Shareholders.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

2013 FORM 10-K

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

PART I

Item 1.   Business

SED International Holdings, Inc. (“SED”) distributes microcomputer, consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED sells its products through a dedicated sales force and robust website to reseller customers in retail, e-commerce, value added resellers (“VAR”), system builder, original equipment manufacturer (“OEM”) custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets. SED distributes its products in the United States, Latin America and the Caribbean region from its strategically located warehouses in Lawrenceville, Georgia; Miami, Florida; and City of Industry, California. SED services its customers in Latin America and the Caribbean through its wholly-owned subsidiaries SED International de Colombia S.A.S. (“SED Colombia”) in Bogotá, Colombia and Intermaco S.R.L. in Buenos Aires, Argentina (“SED Argentina”) and from its warehouse in Miami, Florida. SED and its wholly-owned subsidiary, SED International, Inc. (“SED International”) are incorporated in Georgia. As hereinafter used in this document the terms “SED,” “Company,” “we,” “our” or “us” refer collectively to SED and its wholly-owned subsidiaries.

Industry Background

SED operates primarily within the PC-based technology and accessories industry as a distributor of hardware, software, accessories and related services. This industry is undergoing dramatic change from several concurrent forces: migration of storage and computing from local premises to the cloud, transition from desk-side PCs to notebooks and tablets accelerated by the availability of inexpensive mobile devices to include smart phones, and a transformation of the small business IT channel from hardware procurement support to managed IT services. During the last year, SED has made major changes to its business model and support structure to take advantage of the current and projected market environment. These changes include a major restructuring of SED’s U.S. operations; a renewed focus on primary vendors and product categories; and a re-alignment of capabilities around targeted customer segments.

SED’s traditional business in digital data storage devices has positioned the Company well for growth as the need to store all forms of data and content grows exponentially. Digital storage is expanding beyond the traditional data domain into audio and video data storage applications, such as video surveillance and social media applications. These new storage consuming applications require specialized storage devices with selection based on performance, capacity and cost attributes. In addition, SED believes that its longstanding competencies in the areas of mobile PCs and tablets will serve its customers well as the industry migrates from keyboard and mouse applications to touch interfaces. Fueled by low cost touch devices and the introduction of Windows 8, applications are being designed to bring computing to mobile enterprise customers and their customers.

Restructuring

During fiscal 2013, SED began restructuring its United States (“U.S.”) operations, excluding export, which included among other things a realignment and reduction of the management staff, outsourcing of selected services and compression of the business model to achieve consistent profitability. These business model changes are also intended to better align the U.S. operations to the more successful Latin America operations, especially SED Colombia. SED’s focus going into fiscal 2014 is based on the following:

•    Establish capabilities and sales skills around IT storage systems and notebook and tablet client systems, all considered to be high growth business segments for which SED has recognized skills and reputation;
•    Launch distributor practices around touch applications and storage optimization;
•    Focus on stronger alignment with key vendor partner priorities across North America, Caribbean, Central America, and South America; and
•    Integrate logistics and financing more closely with our most strategic vendors.

The restructuring of SED’s U.S. operations was announced on April 4, 2013. In this set of actions, SED eliminated certain warehouses to increase utilization and reduce associated costs, reduced the number of employees to match expense to revenues and reduced vendors to allow more focus on fewer strategic suppliers. These actions required SED to exit certain markets and eliminate specific vendor lines. In the process and by design, SED’s U.S. inventory has been reduced from $37.9 million on March 31, 2013 to approximately $24.6 million at June 30, 2013. These reductions now position SED to grow its core businesses, focusing on large industry growth opportunities in mobility platforms, cloud storage content and related special services.

Products and Vendors

SED offers its customers a broad inventory of approximately 5,000 products purchased from approximately 170 vendors, including such technology market leaders as Acer, Asus, Dell, Epson, Hewlett-Packard, Kingston, Lenovo, Lexmark, Microsoft, Seagate and Western Digital; and an extensive housewares lineup, including Black & Decker, Brother, Hamilton Beach / Proctor Silex, Lasko, Norelco and Philips. SED’s vendors generally warrant the products distributed by SED and allow the return of defective products.

As a distributor, SED incurs the risk that the value of its inventory will be affected by industry-wide forces. Rapid technological change is commonplace in the microcomputer and consumer electronics industries and can quickly diminish the marketability of certain inventory, demand for which declines with the appearance of new products. These changes, coupled with price reductions by vendors, may cause rapid obsolescence of inventory and corresponding valuation reductions in that inventory. Accordingly, SED seeks provisions in its vendor agreements common to industry practice which provide price protections or credits for declines in inventory value and the right to return unsold inventory. SED will write down inventory to the lower of cost or market when there is a decrease in the inventory value and the inventory is not covered by a provision in the vendor’s policy. No assurance can be given, however, that SED can negotiate such provisions in each of its agreements or that such industry practice will continue.

There can be no assurance that SED will be able to maintain its current vendor relationships or secure additional vendors. SED’s vendor relationships typically are non-exclusive and subject to annual renewal, terminable by either party on short notice, and contain restrictions that limit the areas in which SED is permitted U.S. to distribute the products. The loss of one or more major vendors or the deterioration of SED’s relationship with major vendors, the loss or deterioration of vendor support for certain Company-provided products or services, the decline in demand for a particular vendor’s product, or the failure of SED to establish good relationships with major new vendors could have a material adverse effect on SED’s business, financial condition and results of operations.

Product orders typically are processed and shipped or picked up from SED’s distribution facilities on the same day an order is received or, in the case of orders received after the cutoff time, on the next business day. SED relies almost entirely on arrangements with independent shipping companies for the delivery of its products to customers in the United States. Products sold into the Latin American and Caribbean markets are either picked up by the customer, delivered by the Company or delivered by independent shipping companies to the customers or their agents from SED’s Miami, Florida, Bogota, Colombia or Buenos Aires, Argentina facilities. Generally, SED’s inventory level of products has been adequate to permit SED to be responsive to its customers’ purchase requirements. Some products are offered as a stocked item or on a drop ship basis. SED is flexible and selects the better approach depending on availability, complexity of configuration and value of the selected products. From time to time, however, SED experiences temporary shortages of certain products as its vendors experience increased demand or manufacturing difficulties with respect to their products, resulting in smaller allocations of such products to SED.

Sales and Marketing

SED’s sales are generated by a sales force, which, as of June 30, 2013 consisted of 133 people in sales offices located in Lawrenceville, Georgia; Miami, Florida; City of Industry, California; Bogotá, Colombia and Buenos Aires, Argentina, in addition to several remote home offices. Of this total, SED has 34 sales representatives focused on sales to U.S. domestic customers and 99 sales representatives in its Miami, Bogota and Buenos Aires offices are focused on sales to customers for export to or within Latin America and the Caribbean region. Substantially all of the export and Latin American-based sales force are fluent in Spanish.

Members of the sales staff are trained through intensive in-house programs, along with vendor-sponsored product seminars. This training combined with marketing expertise and experience enables our sales personnel to provide customers with product information, address customers’ questions about key product features, including compatibility and capability, while offering advice on which products meet specific performance and price criteria. SED’s highly trained sales force, using our real time management information system, is able to quickly recommend the most appropriate solution for each customer, be it a full-line retailer, a solutions builder OEM or an industry-specific reseller.

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

Telemarketing salespersons are supported by a variety of marketing programs. For example, SED regularly sponsors shows for its resellers where it demonstrates new product offerings and discusses industry developments. Also, SED’s in-house marketing staff prepares catalogs and flyers that list available products and routinely produces marketing materials and advertisements, including mail alerts to current and prospective customers. In addition, the in-house marketing staff promotes products and services through SED’s Internet web page (www.sedonline.com) providing 24-hour access to product information and to on-line order entry. SED’s web page provides secure access for customers to place orders and review product specifications at times that are convenient to them. Customers also can determine, on real-time basis inventory availability, pricing, and verify the status of previously placed orders through hyperlinks to certain independent shipping companies.

Customers

SED serves a nonexclusive customer base of approximately 10,000 customers, active during the last two years, of microcomputer, consumer electronics, housewares and small appliance products. Customers include value-added resellers, OEM solution builders, corporate resellers, brick and mortar retailers and e-commerce retailers. SED believes the multi-billion dollar market it serves provides significant growth opportunities. During fiscal 2013, no single customer accounted for more than 10% of total net sales and SED believes that most of its resellers rely on distributors as their principal avenue of product sourcing.

Competition

Microcomputer, consumer electronics, housewares and small appliance product distribution is highly competitive in the United States, Latin America and the Caribbean region. Competition in these industries is typically based on price, product availability, speed and accuracy of delivery, effectiveness of sales and marketing programs, credit availability, ability to tailor specific solutions to customer needs, quality of product lines and services, and availability of technical support and product information. Additionally, SED’s ability to compete favorably is principally dependent upon its ability to manage inventory and accounts receivable and to control other operating costs. Successful management of SED also requires that we react quickly and appropriately to short and long-term trends, price our products competitively, increase our net sales and profit margins and maintain economies of scale.

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

Employees

As of June 30, 2013, SED had 327 full-time employees, 133 of whom were engaged in telemarketing and sales, 102 in administration, and 92 in warehouse management and shipping. Management believes SED’s relations with its employees are good and SED has never experienced a strike or work stoppage. There are no collective bargaining agreements covering any of SED’s employees.

Financial Information about Foreign and Domestic Operations and Export Sales

SED sells directly to customers in Colombia and Argentina through SED’s facilities in Bogotá, Colombia and Buenos Aires, Argentina. Sales are denominated in the respective local currencies of these countries. For fiscal years 2013 and 2012, approximately 40.1% and 39.9%, respectively, of SED’s net sales were to customers for export principally into Latin America and direct sales to customers in Colombia and Argentina. See Item 8 and Note 12 to SED’s Consolidated Financial Statements for additional information concerning SED’s domestic and foreign operations.

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

Risks and Uncertainties — SED has at various times experienced a decline in net sales in the United States and has incurred operating losses in either its domestic or certain of its foreign operations during the past five fiscal years. While SED’s management is focused on increasing sales in certain strategic market segments and product categories and the corresponding profit margins while reducing administrative and overhead costs, there is no assurance SED will be successful in these efforts. Failure to improve operating metrics could have a material adverse effect on SED’s profitability and financial condition. Operating losses may require the need for additional financing. SED sustained a net loss of $15.7 million in fiscal 2013, contributing to a decrease in net working capital of $15.6 million to $5 million for fiscal 2013. If SED continues to experience significant operating losses and reductions in net working capital, we may need to obtain additional debt or equity financing to continue current business operations.

Factors and conditions which may impact SED’s ability to achieve its profit goals, include, but are not limited to, the following:

•   Restructuring Plans - Expected operating efficiencies from our restructuring plans may not be successful. During fiscal 2013, SED implemented a series of restructuring actions including realignment and reduction of the management staff, outsourcing of selected services and compression of the business model to achieve higher profitability. The business model changes in the U.S. are also intended to better align the U.S. operations to the more successful Latin America operations. The goal of the restructuring was to improve gross margins and reduce our operating expenses to a level that will allow SED to achieve profitability in its U.S. operations. Challenges to SED’s restructuring plan include the adverse impact of job eliminations, distribution center closings, uncertainties associated with loss of vendor credit, decrease in working capital, product mix impact on revenues and gross margins as well as factors outside of SED’s control such as changes in the economic environment. SED cannot be certain that the targeted benefits will be achieved under these plans, which could result in further restructuring efforts. If SED’s restructuring plans are not successful, its business and results of operations may be negatively impacted. If profitability is not achieved, SED may require additional capital in the future to fund its business plans, either through additional equity or debt financings, or from other sources. SED now has no commitments to obtain such additional financing and there is no guarantee that we will be able to raise additional funds on favorable terms, if at all. If the restructuring plan does not succeed and if SED is unable to obtain debt or equity financing on satisfactory terms, then it would have to consider sales of certain assets and other steps that could have a materially adverse impact on SED’s equity, operations and financial performance.

•   Activity of large shareholders – During fiscal 2013, SED shares have been acquired by Paragon Technologies, Inc. (“Paragon”), who at June 30, 2013, was the largest shareholder of SED. Paragon has made accusations related to the current Board of SED which SED has taken time to investigate and found to be without merit. Paragon has also attempted to gain positions on the Board of Directors outside of the by-laws of SED. This activity has taken time and attention away from managing the business of SED, as well as to incur additional expenses. Future activities by Paragon could continue to divert management attention away from SED’s current business operations, and force SED to incur further expenses which could negatively impact on the profitability of the business.

•   Global Economic Downturn— A global or U.S. economic downturn would create several risks relating to our financial results, operations and prospects. We might experience a rapid decline in demand for the products we sell resulting in a more competitive environment and pressure to further reduce the cost of operations. A global economic downturn may also result in changes in vendor terms and conditions, such as rebates, cash discounts and cooperative marketing efforts, which may result in further downward pressure on our gross margins. Deterioration in the financial and credit markets heightens the risk of customer bankruptcies and delays in payment. Deterioration in the credit markets in Latin America may result in reduced availability of credit insurance to cover customer accounts. This may result in a reduction of the credit lines we provide to customers, thereby having a negative impact on our net sales. In addition, in this environment, there is a greater possibility of increased interest rates on our borrowings and greater uncertainty in the capital markets related to our cost of or access to capital to finance our business, including the ability of financial institutions to fund their commitments to us. Also, volatile foreign currency exchange rates increase our risk related to products purchased in a currency other than the currency in which those products are sold. The realization of any or all of these risks could have a significant adverse effect on our financial results.

•   Impact of Policy Changes — SED may implement or modify policies designed to offset certain costs, such as our policies concerning freight and handling fees to customers. These policies are designed to help offset specific costs that have significantly increased or that can no longer be included in the overall price of the products we sell. Given the competitive nature of the markets in which SED operates, these policies may result in customers seeking alternative sources for their IT, consumer electronics, cellular products and housewares, and therefore, could have an adverse effect on our business.

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

•   Vendor Credit  — SED relies on its suppliers for significant trade credit. Changes by our suppliers in their credit terms could force us to obtain less favorable financing for our purchases. Further, certain of our vendors obtain insurance to reimburse them in the event SED does not pay for the goods it receives. A reduction in the availability of such insurance, or an increase in its cost, would likely result in less favorable credit terms available to SED from these vendors. The loss of insurance coverage by certain insurance companies has had a negative impact on SED’s credit lines.

•   Vendor Terms and Conditions — SED relies on various rebates, cash discounts, and cooperative marketing programs offered by its vendors to cover in whole or in part certain expenses associated with distributing and marketing the vendors’ products. Currently, the rebates and purchase discounts offered by vendors are influenced by sales volumes and are subject to change. Additionally, certain of SED’s vendors subsidize floor plan financing arrangements for the benefit of our customers. Terminations of a supply or services agreement or a significant change in vendor terms or conditions of sale could negatively affect our operating margins, revenue or the level of capital required to fund our operations.

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

•   Product Obsolescence — SED offers a broad line of products that are subject to rapid technological obsolescence, which increases the risk of inventory markdown. Through its vendor agreements, SED has certain stock return privileges which vary from supplier to supplier. We believe that stock return programs will continue in the future, but can give no assurance about the extent to which these programs will continue or how they may be modified.

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

•   Need for Liquidity and Capital Resources; Fluctuations in Interest Rates  — SED’s business requires substantial capital to operate and to finance accounts receivable and inventories that are not financed by trade creditors. SED has historically relied upon cash generated from operations, bank credit lines and trade credit from its vendors to satisfy its capital needs and finance growth. SED utilizes a U.S. revolving credit facility and line of credit from various banks in Colombia to finance its business operations. As the financial markets change and new regulations come into effect, the cost of acquiring financing and the methods of financing may change. Changes in our credit rating or other market factors may increase our interest expense or other costs of capital or capital may not be available to us on acceptable terms to fund our working capital needs. The inability to obtain such capital could have a material adverse effect on SED’s business. SED’s credit facilities contain various financial and other covenants that limit SED’s ability to borrow or limit SED’s flexibility in responding to business conditions. These financing instruments involve variable rate debt, thus exposing SED to risk of fluctuations in interest rates. Such fluctuations in interest rates could have an adverse effect on SED’s business. However, SED, at times, attempts to limit its exposure to fluctuations in interest rates through an interest rate swap agreement.

•    Availability of Credit Facilities — SED has historically and continues to operate under a revolving credit facility with a U.S. bank that is subject to certain collateral requirements and contains certain restrictive covenants. No assurance can be given that SED will be able to maintain compliance with these covenants, or obtain waivers in the event of non-compliance, in the future. Failure to maintain compliance with these covenants could adversely affect SED’s ability to obtain vendor credit and the overall business operations.

•   Cash Flows — While not presently expected, SED’s continued operations in Latin America may require additional capital infusion (in the form of advances from SED or other borrowings by our subsidiaries). SED’s U.S. bank credit facility limits the future funding by SED of its Latin American subsidiaries. Operating needs and regulatory matters may restrict SED’s ability to repatriate cash flows from these subsidiaries to the United States.

•   Competition — SED operates in a highly competitive environment. The computer wholesale distribution industry is characterized by intense competition, based primarily on product availability, credit availability, price, speed of delivery, quality and depth of product lines and training, service and support. Weakness in demand in the market intensifies the competitive environment in which SED operates. SED competes with a variety of regional, national and international wholesale electronic distributors, some of which have much greater financial resources than SED. SED also faces competition from companies entering or expanding into the logistics and product fulfillment and e-commerce supply chain services market.

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

•   Dependence on Information Systems — SED is highly dependent upon its internal computer and telecommunication systems to operate its business. There can be no assurance that SED’s information systems will not fail or experience disruptions, that it will be able to attract and retain qualified personnel necessary for the operation of such systems, that it will be able to expand and improve its information systems, that SED will be able to convert to new systems efficiently, or that it will be able to integrate new updates or programs effectively with its existing programs. A failure to overcome any of these problems could have an adverse effect on SED's business.

•   Dependence on Independent Shipping Companies — SED relies on arrangements with independent shipping companies, such as Federal Express and United Parcel Service, for the delivery of its products from vendors and to customers. The failure or inability of these shipping companies to deliver products, or the unavailability of their shipping services, even temporarily, could have a material adverse effect on SED's business. SED may also be adversely affected by an increase in freight surcharges due to rising fuel costs and added security. There can be no assurance that it will be able to pass along the full effect of an increase in these surcharges to its customers.

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

•   Changes in Income Tax and Other Regulatory Legislation — SED believes it operates in compliance with applicable laws and regulations. When new legislation is enacted with minimal advance notice, or when new interpretations or applications of existing laws are made, we may need to implement changes in our policies or structure. SED makes plans for its structure and operations based upon existing laws and anticipated future changes in the law.

SED is susceptible to unanticipated changes in legislation, especially relating to income and other taxes, import/export laws, hazardous materials and electronic waste recovery legislation, and other laws and regulations related to trade, accounting, and business activities. Such changes in legislation or regulations, both domestic and international, may have a significant adverse effect on SED's business.

•   Changes in Accounting Rules — SED prepares its consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (“FASB”), and the SEC. A change in these policies or a new interpretation of an existing policy could have a significant effect on our reported results and may affect our reporting of transactions before a change is announced. In addition, FASB has stated that it is trying to harmonize GAAP with International Financial Reporting Standards (“IFRS”) existing in Europe and elsewhere and as this effort moves forward further changes in applicable accounting principles can be expected and no assurances can be given as to their possible impact on our consolidated financial statements.

•   Exposure to Natural Disasters, War, and Terrorism — SED’s headquarters facilities and some of its logistics centers as well as certain vendors and customers are located in areas prone to natural disasters such as floods, hurricanes, tornadoes, or earthquakes. In addition, demand for SED's services is concentrated in major metropolitan areas. Adverse weather conditions, major electrical failures or other natural or man-made disasters in these major metropolitan areas may disrupt its business should its ability to distribute products be impacted by such an event.

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

•    Volatility of Common Stock Price — Because of the foregoing factors, as well as other variables affecting SED's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. In addition, SED's participation in a highly dynamic industry often results in significant volatility in its common stock price. Some of the factors that may affect the market price of SED’s common stock, in addition to those discussed above, are changes in investment recommendations by securities analysts, changes in market valuations of competitors and key vendors, changes in its industry, competitive pricing pressures, its ability to obtain working capital or project financing, additions or departures of key personnel, its limited “public float” in the hands of a small number of persons whose sales or lack of sales could result in positive or negative pricing pressure on the market price for its common stock, possible sales or purchases of our common stock, its ability to execute its business plan, operating results that fall below expectations, loss of any strategic relationship, economic, political and other external factors, period-to-period fluctuations in its financial results and fluctuations in the overall stock market, but particularly in the technology sector. In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of SED’s common stock.

•   Our Common Stock Has Been Thinly Traded, Liquidity Is Limited — SED’s common stock is traded on the NYSE MKT, LLC (“AMEX”). Often there is a limited volume of trading in our common stock, and on some days there has been no trading activity at all. Purchasers of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. If SED is not able to continue to meet the continued listing requirements for the AMEX, its stock could be delisted from the AMEX and that might have an adverse impact on the liquidity and market price of our common stock.

•    Experience and Continued Services of Our Senior Management — The loss of senior management or an inability to attract or retain other key individuals, could materially adversely affect SED. We seek to compensate and motivate its executives, as well as other employees, through competitive salaries and other benefits, but there can be no assurance that these programs will allow SED to retain key employees or hire new key employees.

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

SED leases a distribution and sales center of approximately 75,000 square feet in the City of Industry, California. The lease expires in October 2017.

SED closed the sales and distribution centers in Keasbey, New Jersey and Plano, Texas as part of a restructuring during fiscal year 2013. SED terminated the lease for the New Jersey sales distribution center effective July 1, 2013. SED leases approximately 25,500 square foot facility in Plano, Texas. The lease expires in October 2014. As of April 30, 2013, all operations at the Plano Texas distribution center have terminated. SED recorded future lease payments and costs to transfer inventory to other locations during the quarter ended June 30, 2013.

SED Argentina a wholly owned subsidiary of SED, has a sales, administration, and warehouse facilities in Entrerios, Buenos Aires. Total size of the facility is approximately 22,000 square feet. The lease expires in June 2015 and includes an option to renew for two additional years.

SED International de Colombia S.A.S., a wholly-owned subsidiary of SED, leases a 32,000 square foot facility in Bogotá (Chia), Colombia. The Bogotá center serves as a sales and administrative office and distribution facility for this company. The lease expires in October 2015.

Item 3.   Legal Proceedings

On September 13, 2012 SED was served with a Complaint by the Chamber of Industry Wuppertal-Solingen-Remscheid, a German trade association, seeking statutory damages, treble damages, an accounting and injunctive relief for defendants’ sale of products allegedly infringing the “Solingen” certification mark. The Complaint has been brought against SED and various other parties and was filed in the United States District Court for the Southern District of Florida. SED has denied liability and continues to vigorously defend this lawsuit.

Item 4.   Mine Safety Disclosures

Not applicable.

PART II

Item 5.      Market Price of the Company’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities

The following table sets forth the high and low sales prices per share for SED’s common stock, as reported on the AMEX for the four fiscal quarters in 2013 and 2012. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

	High	Low
Fiscal Year 2013
First	$2.60	$1.89
Second	2.60	1.50
Third	3.01	2.32
Fourth	2.54	1.85

Fiscal Year 2012
First	$5.10	$3.12
Second	3.20	2.50
Third	4.35	2.32
Fourth	4.00	2.35

As of September 19, 2013, the closing bid price per share for SED common stock, as reported on the AMEX was $2.18 and SED had approximately 400 owners of record and approximately 1,100 beneficial owners.

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

Company Purchases of its Equity Securities

SED adopted a share repurchase plan in August 2009. Since the adoption of the share repurchase plan in August 2009 through June 30, 2013, SED repurchased an aggregate of 481,925 shares of its common stock at an average cost of approximately $3.79 per share or $1.8 million in the aggregate. During the fiscal 2013 year, SED did not repurchase any of its common stock under the repurchase plan.

Equity Compensation Plans Information

In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of its common stock are available for awards. On December 5, 2012, the shareholders approved an increase of 500,000 shares of common stock for awards under the 2009 Plan, bringing the cumulative total available for awards to 750,000. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. At June 30, 2013, 354,053 shares of common stock remain available for awards under the 2009 Plan.

The purpose of the 2009 Plan is to align the interests of the participants with those of shareholders through equity-based compensation alternatives, thereby promoting SED’s long-term financial interests and enhancing long-term shareholder return. The 2009 Plan is intended to enhance SED’s ability to effectively recruit, motivate and retain the caliber of employees and directors essential for SED’s success and provide them with incentive compensation opportunities that are competitive with those of similar companies.

Prior to the adoption of the 2009 Plan, SED maintained four other compensation plans, the 1991 Plan, the 1995 Directors Plan, the 1997 Plan and the 1999 Plan, which have all expired on the tenth anniversary of their respective adoption dates. There were no stock options remain outstanding as of June 30, 2013, under those expired plans.

Equity Compensation Plans Information consists of the following:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	240,000	$2.08	354,053
Total	240,000	$2.08	354,053

In October 2007, the Board of Directors of SED (the “Board”) adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “2007 Plan”) for the purposes of attracting and retaining the personnel necessary for its success. The 2007 Plan covers employees and others who perform services for the Company including directors and consultants. A total of 750,000 shares of SED’s authorized and unissued shares of common stock were reserved for grants under the Stock Plan. The Stock Plan is administered by SED’s Board and/or Compensation Committee. As of June 30, 2013, 486,667 shares were issued and are outstanding under the Stock Plan.

At the beginning of fiscal 2013, non-employee director base compensation included a per annum payment of $35,000 of restricted shares of common stock which would be paid quarterly. This portion of the non-employee director base compensation was eliminated as of April 23, 2013. The number of shares to be issued to the Directors was determined on the last day of each quarter, based upon the market price of SED’s common stock as of that date. These restricted shares of common stock vested on the date of issuance. During fiscal 2013, SED issued 37,120 restricted shares of common stock to the non-employee directors. Effective August 2012, the Chairman of the Board was elected Executive Chairman and, as such, is no longer a non-employee director and receives a salary rather than an annual fee and restricted stock. In connection with his election, the Board awarded the Executive Chairman options to purchase 100,000 shares of common stock exercisable at $2.15 per share and subject to vesting in five equal installments beginning on August 29, 2012 and on each of next four anniversaries, provided he is a director on each anniversary date. These options were awarded from the 2009 Plan.

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

Overview

SED distributes microcomputer, consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED sells its products through a dedicated sales force and robust website to reseller customers in retail, e-commerce, VAR, system builder, OEM, custom install and various other reseller channels. SED also offers custom-tailored supply chain management services ideally suited to meet the priorities and distribution requirements of the e-commerce, Business-to-Business and Business-to-Consumer markets.

During fiscal year 2013, SED, in various stages, announced plans to strengthen its long-term competitive position through a restructuring of its United States operations. The restructuring initiatives are to improve productivity and strengthen SED’s commercial operations. Key elements of the plan include: (1) focus SED’s product offerings (the line card) consistent with strategic opportunities in both our Commercial and Consumer businesses; (2) reduce U.S. headcount and Selling, General and Administrative (“SG&A”) expenses by over 25%; (3) consolidate SED’s five U.S. distribution centers into three distribution centers by closing two of them. Latin America and export operations are not impacted by this restructuring. Total costs associated with the restructuring in fiscal 2013 were approximately $5 million.

Further, the annual compensation paid to Mr. O’Malley, our CEO, and Mr. Kidston, our executive chairman, was each voluntarily reduced by 20% as of April 1, 2013. On April 23, 2013, we reduced the annual base compensation paid to SED’s employee directors to $3,000 per Board or committee meeting attended in person. Prior to April 23, 2013, SED’s non-employee directors received an annual base compensation of $70,000 per annum of which $35,000 was paid in cash and $35,000 was paid in restricted shares of SED’s common.

While SED’s net sales decreased in fiscal 2013 compared with 2012, SED management continues to focus on enhancing profit margins and reducing administrative and overhead costs. The latest phase of restructuring that occurred in the most recent quarter was made in anticipation of the decreased sales volume. SG&A expenses have been reduced along with the reduction in revenue. Numerous factors and conditions affect SED’s ability to adequately achieve its profit goals, including, but not limited to, the risk factors set forth in Item 1A of this report, above.

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

SED’s revolving credit facility is currently a variable rate facility. SED maintained an interest rate swap contract, which expired on January 26, 2013, to reduce the impact of the fluctuations in the interest rate on $15 million notional amount of the obligation under its revolving credit facility with Wells Fargo. SED is currently considering entering into interest swap rate contracts in the future.

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

Argentina and Colombia have experienced high rates of inflation and hyperinflation from time to time in the past. SED has experienced higher operating costs related to government mandated wage increases in those countries. At this time, management believes that inflation may cause significant fluctuations on SED’s Latin American business operations in the immediate future.

Net Operating Tax Loss Carry Forwards.  SED has accumulated net operating loss carry forwards for Federal income tax purposes of approximately $74.6 million and approximately $52.3 million for state income tax purposes. These losses are available to offset taxable income generated through those dates. The ultimate realization of these deferred tax assets is dependent upon the generation of sufficient future taxable income during the periods in which these carryforwards may be utilized.

On September 9, 2013, SED adopted a tax benefit preservation rights agreement designed to preserve the value of its significant tax benefits. By adopting the rights agreement, the Board seeks to protect significant tax benefits represented by SED’s ability to carry forward its net operating losses and certain other tax attributes that provide future benefit to the Company. At June 30, 2013, SED’s total net operating loss carry forward (“NOLs”) for Federal tax purposes was approximately $74.6 million and for state tax purposes approximately $52.3 million. As part of the rights agreement, The Board declared a dividend of one preferred stock purchase right for each outstanding share of SED’s common stock. The rights will be distributed to stockholders of record as of September 19, 2013, but would only be activated if triggered by the rights agreement. The Board has the discretion to exempt any acquisition of common stock from the provisions of the rights agreement. The rights agreement may be terminated by the Board at any time prior to the preferred stock purchase rights being triggered. SED continues to track and monitor ownership changes as defined by IRC 382 to identify any future limitations on the use of NOLs to offset tax liability. As of June 30, 2013, no ownership changes have been identified.

Results of Operations

The following table sets forth, for the periods indicated, the amounts and percentage of net sales of certain line items from SED’s consolidated statements of operations (dollar amounts in thousands):

	Year Ended June 30,
	2013		2012		$	%
	$	%	$	%	Change	Change

Net sales	$517,364	100.0%	$577,274	100.0%	$(59,910)	(10.4)%
Cost of sales	493,853	95.5%	540,650	93.7%	(46,797)	(8.7)%
Gross profit	23,511	4.5%	36,624	6.3%	(13,113)	(35.8)%

Operating expenses:
Selling, general and administrative	30,754	5.9%	33,147	5.7%	(2,393)	(7.2)%
Depreciation and amortization	925	0.2%	725	0.1%	200	27.6%
Foreign currency transaction loss	1,173	0.2%	620	0.1%	553	89.2%
Restructuring-related costs	5,040	0.9%	0	0.0%	5,040	0.0%
Acquisition-related costs	0	0.0%	370	0.1%	(370)	(100.0)%
Total operating expenses	37,892	7.2%	34,862	6.0%	3,030	8.7%
Operating income (loss)	(14,381)	(2.7)%	1,762	0.3%	(16,143)	(916.2)%
Interest expense, net	962	0.2%	1,226	0.2%	(264)	(21.5)%
Gain on acquisition	0	0.0%	(1,262)	(0.2)%	1,262	(100.0)%
Income before income taxes	(15,343)	(2.9)%	1,798	0.3%	(17,141)	(953.4)%
Income tax expense	400	0.1%	378	0.1%	22	5.8%
Net income (loss)	$(15,743)	(3.0)%	$1,420	0.2%	$(17,163)	(1,208.7)%

The following tables set forth, for the periods indicated, the amounts of GAAP net income (loss) and Earnings per Share as compared to non-GAAP net income (loss), Earnings per Share, and Adjusted EBITDA (dollar amounts in thousands) (1):

	June 30,
	2013	2012

Reconciliation of GAAP net income (loss) and EPS to Non-GAAP measures:

GAAP net income (loss)	$(15,743)	$1,420
Stock-based compensation (2)	198	365
Restructuring related costs (3)	5,040	0
Acquisition related costs (4)	0	370
Non-GAAP normalized adjusted net income (loss)	$(10,505)	$2,155

GAAP net income (loss) per diluted common share
Basic income (loss) per common share	$(3.14)	$0.29
Diluted income (loss) per common share	$(3.14)	$0.29

Non-GAAP normalized net income (loss) per common share
Normalized basic income (loss) per common share	$(2.10)	$0.45
Normalized diluted income (loss) per common share	$(2.10)	$0.44

Weighted average number of common shares outstanding:
Basic	5,014,000	4,835,000
Diluted	5,014,000	4,906,000

	June 30,
	2013	2012
Reconciliation of GAAP net income (loss) to adjusted EBITDA is as follows:

GAAP net income	$(15,743)	$1,420
Depreciation and amortization	925	725
Stock-based compensation (2)	198	365
Restructuring related costs (3)	5,040	0
Interest expense, net	962	1,226
Provision (benefit) for income taxes	400	378
Acquisition related costs (4)	0	370
Gain on acquisition (5)	0	(1,262)
Non-GAAP adjusted EBITDA	$(8,218)	$3,222

________________________________

(1)
This presentation includes non-GAAP measures. Our non-GAAP measures are not meant to be considered as a substitute for comparable GAAP measures and should be read only in conjunction with our financial statements prepared in accordance with GAAP.

(2)	Stock-based compensation represents non-cash charges for stock awards.
(3)
Restructuring costs were associated with SED’s realignment of the business. The restructuring included costs associated with organizational restructuring, operational shut downs, inventory write-down to the lower of cost or market, fixed asset disposals, facility closures, and impairment of intangible assets.

(4)	Acquisition related costs were incurred as part of the purchase of the Lehrhoff assets.
(5)	Gain on the acquisition of the Lehrhoff assets was recorded as a bargain purchase under ASC 805.

Fiscal 2013 Compared To Fiscal 2012

Comparative revenues by SED geography are summarized below (dollar amounts in thousands):

	Year Ended June 30,
	2013		2012		Change
	$	%	$	%	$	%
United States
Domestic	$309,923	60.0%	$346,738	60.1%	$(36,815)	(10.6)%
Export (net of elimination)	77,849	15.0%	95,402	16.5%	(17,553)	(18.4)%
Total U.S.	387,772	75.0%	442,140	76.6%	(54,368)	(12.3)%
Latin America	129,592	25.0%	135,134	23.4%	(5,542)	(4.1)%
Consolidated	$517,364	100.0%	$577,274	100.0%	$(59,910)	(10.4)%

Revenues.  Net sales decreased 10.4%, or $59.9 million, to $517.4 million in fiscal 2013 compared to $577.3 million in fiscal 2012. This decrease was attributed to a 10.6% decrease in domestic sales and a 10.0% decrease in Latin American and export sales from the United States after inter-company eliminations. Sales in Latin America and export sales from the United States represented 40.1% of sales in fiscal 2013 compared to 39.9% in fiscal 2012.

Domestic revenues were $309.9 million in fiscal 2013, a decrease of 10.6%, compared with $346.7 million in fiscal 2012. The net decrease in domestic revenue is attributable to unit sale decreases in hard drives, PCs, notebooks, and servers which reflect similar declines within the microcomputer industry. Export revenues were $77.8 million in fiscal 2013, a decrease of 18.4%, compared to $95.4 million in fiscal 2012. Sales of consumable products for export declined in fiscal 2013. Sales in Latin America were $129.6 million in fiscal 2013, a decrease of 4.1%, compared with $135.1 million sales in fiscal 2012 primarily due to supply shortages in Argentina caused by Argentine government import restrictions. This decrease was partially offset by increased revenue in Colombia. The Latin America sales decrease was 2.8% currency adjusted.

Microcomputer product sales were $458.2 million in fiscal 2013, a decrease of 7.5% over similar product sales of $495.6 million reported for the same period in 2012. The decreases in the microcomputer product sales were primarily attributable to lower sales in the notebook, hard drives, and software product categories. Sales of microcomputer products represented approximately 88.6% of net sales for fiscal 2013 compared to 85.8% for the comparable period in 2012.

Consumer electronics sales, all of which were in the U.S., for fiscal 2013 were $31.8 million, a decrease of 45.2%, compared to $58.0 million for the comparable period in 2012. Sales of consumer electronics products accounted for approximately 6.1% of net sales for fiscal 2013 compared to 10.0% for the comparable period in 2012. The decrease in consumer electronic products going into fiscal 2013 was due to declines in market prices for television products and SED’s unit sales volumes in this product category. During fiscal 2013, SED began to concentrate its resources on the microcomputer products and aligned the sales and product management along those product lines.

Small appliance and housewares sales, all of which were in the U.S., for fiscal 2013 were $27.4 million, up from $23.7 million in fiscal 2012. The increase was due primarily to the additional product categories acquired from ArchBrook Laguna LLC (“ABL”). Sales of small appliances and housewares accounted for approximately 5.3% of net sales for fiscal 2013 compared to 4.1% in fiscal 2012.

Gross Profit Margins.  Gross profit margin decreased $13.1 million or 35.8% to $23.5 million for fiscal 2013, compared to $36.6 million for fiscal 2012. Gross margin as a percentage of net sales was 4.5% for fiscal 2013 compared to 6.3% for fiscal 2012. Gross profit was lower in fiscal 2013 due to higher than normal sales prices on hard drives in fiscal 2012. The higher margins last year were driven by supply constraints resulting from interrupted production of hard drives in flooded areas in Thailand. Margins declined during fiscal 2013 as a larger percentage of sales were derived from a lower margin base of microcomputer products versus consumer electronics, which typically generated higher margins. Margins in our small appliance and housewares product lines as well as SED’s foreign subsidiaries continue to have positive impacts on gross profit margins. Also, Argentine government import restrictions continue to constrain inventory supply which drives up the prices of products. SED continues to monitor and add product lines which would improve SED’s overall margin percentages.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses for fiscal 2013 decreased $2.3 million to $30.8 million, or 7.2%, compared to $33.1 million for fiscal 2012, representing 5.9% and 5.7% of revenues, respectively. Certain initiatives within the restructuring initiatives such as IT outsourcing, labor reductions, and operating efficiencies implemented during fiscal 2013 were realized and in place by the end of the fourth quarter which helped reduce current and ongoing future expenses. The total number of SED’s employees decreased from 425 at the end of fiscal 2012 to 327 at the end of fiscal 2013. The headcount decrease was driven by greater operational efficiencies, facility closures, and the outsourcing of IT and human resource functions. The facility closures will further reduce operational costs associated with rent and other related costs going forward.

Depreciation and Amortization. Depreciation and amortization was $0.9 million and $0.7 million for fiscal 2013 and 2012, respectively.

Foreign Currency Transaction Gain.  SED has U.S. dollar denominated liabilities recorded in its subsidiaries in Argentina and Colombia to meet certain vendor payment requirements. The valuation of the peso in Colombia and Argentina versus the U.S. dollar resulted in a net foreign currency transaction loss totaling $1.2 million in fiscal 2013 as compared to a net foreign currency transaction gain of $0.6 million in fiscal 2012.

Restructuring-related costs.  SED recognized restructuring costs of approximately $5.0 million during fiscal 2013. The costs were attributable to organizational change of the management team including severance payments, change in the organizational alignment of sales, product and marketing, informational technology outsourcing, operational shut downs, inventory write-down to the lower of cost or market, fixed asset disposals, facility closures, and impairment of intangible assets. These changes significantly reduce operational expenses going forward.

Acquisition-related cost.  Acquisition-related expenses associated with the acquisition of the ABL assets during fiscal 2012 were approximately $0.4 million and consisted primarily of professional and legal fees associated with the transaction.

Operating Loss.  For the fiscal year ended June 30, 2013, SED reported an operating loss of $14.4 million compared with operating income of $1.8 million for the comparable period in 2012. The loss reported during fiscal 2013 is partially attributable to the $5 million of restructuring related expense recognized during the fiscal year. SED has also incurred a reduction in gross margins over the previous twelve months. The margin reduction along with lower sales volumes contributed to the losses for the current year. SED continues to focus on improving margins by focusing on the product and customer solutions which will be able to drive the greatest profitability.

Gain on Acquisition.  In fiscal 2012, SED purchased certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ABL, primarily those related to its Lehrhoff subsidiary. The estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million paid by SED, resulting in a gain of $1.3 million for the year ended June 30, 2012. See Note 5 to the consolidated financial statements.

Interest Expense, net. Interest expense was $1 million for fiscal 2013 and $1.2 million in fiscal 2012. Interest expense is primarily attributable to the outstanding borrowings from the bank.

Provision for Income Taxes.  Income tax expense was $0.4 million for fiscal 2013 and 2012. The provision is attributed to income generated by SED’s Latin American subsidiaries as SED in the U.S. has the benefit of a tax loss carry forward for Federal and all but two state tax jurisdictions in the aggregate amount of approximately $126.9 million.

The provision for income taxes differs from the amount which would result from applying the statutory Federal income tax rate due to: (a) taxes imposed on the foreign subsidiaries and (b) the fact that SED recorded valuation allowances against all of its U.S. deferred tax assets. At June 30, 2013, SED has a total net operating loss carry forward for Federal tax purposes of approximately $74.6 million and for state tax purposes of approximately $52.3 million, expiring at various dates through 2031. At June 30, 2013 and 2012, SED has recorded valuation allowances principally for all deferred tax assets, except for those relating to SED Argentina and SED Colombia, as at this time it is not considered more likely than not that these assets will be realized. SED continues to monitor this assertion quarterly.

Net Loss.  SED’s net loss for the fiscal year ended June 30, 2013 was $15.7 million, compared with a net income of $1.4 million in the same period last year. Included in the net loss in the current fiscal year was restructuring related costs of $5 million. The net income for fiscal year ended 2012 was primarily attributable to higher margins generated from the sales of hard drives due to inventory constraints from the suppliers in Thailand and the gain on the acquisition of ABL.

Normalized Non-GAAP Net Loss. SED recognized a normalized non-GAAP net loss of $10.5 million for the year ended June 30, 2013, compared to a normalized non-GAAP net income of $2.2 million for the same prior year period. The primary adjustment in calculating normalized net loss is attributable to the restructuring related costs as mentioned above. These costs were related to the organizational restructuring of the management team including severance payments, change in organizational alignment of sales, product and marketing, and information technology outsourcing. The initiatives implemented during fiscal 2013 contributed to the decrease in selling, general, and administrative expenses during the period.

Liquidity and Capital Resources

Overview. At June 30, 2013, SED had cash and cash equivalents totaling $3.6 million, compared to $4.7 million at June 30, 2012. At June 30, 2013, SED’s availability under its credit facilities was approximately $9.6 million, after deducting $5.3 million in reserves for outstanding letters of credit. Consolidated net borrowings under the SED’s credit facilities were $28.5 million at June 30, 2013, compared to $36.9 million at June 30, 2012. Working capital at June 30, 2013 was approximately $5 million. SED has financed its liquidity needs largely through internally generated funds, credit facilities, and vendor lines of credit. SED’s principal source of liquidity is its cash, cash equivalents, trade receivables, inventories and amounts available under its lines of credit with vendors and its bank revolving credit facilities.

During fiscal year ended 2013, SED continued to execute its restructuring plan to improve operating margins. By the end of the fourth quarter of fiscal 2013, SED had reorganized itself to focus on its core business, outsourced certain administrative operations, and closed two of five distribution centers. The expense related to this restructuring contributed $5 million to the net loss for the year. SED believes these changes will allow it to focus on its core business and provide the capacity to grow it future business.

The U.S. operations contributed $15.8 million to the consolidated loss. Included in this loss was the $5 million cost of the restructuring. The Latin America operations contributed a positive $0.1 million to operating results. Debt in in the U.S. operations was $26.3 million while Latin America debt was $2.2 million at June 30, 2013.

SED’s working capital decreased to $5.0 million from $20.6 million in the same period last year. This was primarily caused by the impact the losses had on credit availability and the impact of that on SED’s ability to acquire additional inventory. Inventory decreased $21.6 million year over year.

During fiscal 2013, SED took several initiatives which strengthened its ability to manage its liquidity position and will continue to do so in 2014:

⋅	Organizational restructuring of the management team to reduce executive positions and provide additional business focus;
⋅	Outsourcing of human resources and information technology services;
⋅	Focused on product offerings (the line card) consistent with strategic opportunities in both of its Commercial and Consumer businesses;
⋅	Reduced U.S. headcount and SG&A expenses;
⋅	Consolidated SED’s five U.S. distribution centers into three distribution centers; and
⋅	Reduced total inventory by approximately 35%.

SED plans to maintain all existing lines of credit. SED expects available borrowings under the existing financing arrangements, additional financing arrangements, and cash flows from operations to generate sufficient liquidity to meet SED’s cash flow requirements through June 30, 2014.

Operating Activities. Cash provided by operating activities was $8.4 million for the fiscal year ended June 30, 2013 compared to approximately $8 million for the fiscal year ended June 30, 2012. Cash from operating activities was attributable to a decrease in inventories of $20.1 million, partially offset by a net loss of $15.7 million. Changes in operating assets and liabilities during the fiscal year ended June 30, 2013 are as follows:

Net trade receivables were $45.4 million at June 30, 2013 and $54 million at June 30, 2012. Average day’s sales outstanding were 38 days for fiscal year 2013 and 2012. SED continues to provide flexible credit options while also managing customer aged receivables.

Inventories decreased $21.7 million to $40.1 million at June 30, 2013 from $61.8 million at June 30, 2012. The decrease can be attributed to the restructuring which reduced vendor lines as well as lower inventory attributed to inventory constraints due to reduced vendor credit. Inventory turns for the fiscal year ended June 30, 2013 and 2012 were approximately 8.9 and 9.5, respectively.

Other current assets increased to $9.2 million at June 30, 2013 from $8.1 million at June 30, 2012. This was primarily due to increases in prepaid withholding taxes required in Argentina and Colombia, deposits, and miscellaneous receivables.

Trade accounts payable decreased $5.8 million to $57.3 million at June 30, 2013 compared to $63.1 million at June 30, 2012.

Accrued and other current liabilities decreased to $8.3 million at June 30, 2013 from $8.7 million at June 30, 2012.

SED’s cash flows are affected by the changes in exchange rates in Argentina and Colombia. The exchange rate changes had the effect of using $0.2 million in cash for the fiscal year ended June 30, 2013 compared to using $6,000 in cash for the same period in 2012.

Investing Activities. Net cash used in investing activities decreased $5.4 million to $1 million for the year ended June 30, 2013 compared to $6.4 million for the year ended June 30, 2012. Investing activities in fiscal 2012 included $4.1 million related to the acquisition of assets from ABL. Capital purchases decreased by $1.2 million in fiscal 2013 to $1.0 million, primarily related to move to new facilities in Atlanta, Georgia and Keasbey, New Jersey during fiscal 2012.

Financing Activities. Net borrowings under the credit facilities decreased $8.4 million to $28.5 million at June 30, 2013 compared to $36.9 million at June 30, 2012. The decrease was partly due to decreases in SED’s inventory levels and decreased receivables from the lower net sales. These decreased levels were anticipated to a certain extent from the restructuring activities occurring during fiscal 2013.

SED maintained an interest rate swap contract which expired on January 26, 2013 to reduce the impact of fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Wells Fargo Agreement. SED does not hold or issue derivative financial instruments for trading purposes.

While SED has historically derived a material portion of its operating income and cash flows from its foreign subsidiaries, management believes that if there were to be deteriorating economic conditions in Argentina or Colombia or a devaluation of the peso in either country it may have a negative effect on our foreign subsidiaries’ net income and the ability to generate cash flows from operations. The movement of cash from SED’s foreign subsidiaries may be limited at times due to governmental restrictions, domestic banking agreements, international monetary restrictions, and other restrictions from time to time. Therefore, movement of cash may be uncertain. Currently there are no such restrictions.

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

Historically, SED has financed its liquidity needs largely through internally generated funds, borrowings under the Wells Fargo credit facility, subsidiary bank credit agreements, and vendor lines of credit. A significant decline in any of these sources could have a material adverse impact on SED. There can be no assurance that any or all of the aforementioned sources of capital will be available to SED when needed. For example, SED’s creditors may tighten their lending standards and SED may find it necessary to tighten credit availability standards to its customers due to the general weakening of the economic environment. However, SED believes that funds generated from operations, together with its Wells Fargo credit facility, subsidiary bank credit agreements, vendor credit lines, future financings, and current cash and cash equivalents will be sufficient to support its working capital and liquidity requirements for at least the next 12 months.

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

Our management, including our chief executive officer and interim chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

(b)   Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of June 30, 2013, our internal control over financial reporting is effective based on these criteria.

(c)   Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the year ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Item 14.    Principal Accountant Fees and Services

The information in response to Part III, Items 10, 11, 12, 13 and 14 of this Report are incorporated herein by reference to the Registrant’s Definitive Proxy Statement, to be filed on or before October 28, 2013, with respect to its 2013 Annual Meeting of Shareholders.

PART IV

Item 15.        Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

1. Financial Statements. The following financial statements and the report of SED’s independent registered public accounting firm thereon are filed herewith.

•    Report of Independent Registered Public Accounting Firm

•    Consolidated Balance Sheets as of June 30, 2013 and 2012

•    Consolidated Statements of Operations for the years ended June 30, 2013 and 2012

•    Consolidated Statements of Shareholders’ Equity for the years ended June 30, 2013 and 2012

•    Consolidated Statements of Cash Flows for the years ended June 30, 2013 and 2012

•    Notes to Consolidated Financial Statements

2. Financial Statement Schedules.

Schedules are omitted because the information required is not applicable or the required information is shown in the consolidated financial statements or notes thereto.

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (1)
3.2	Amendment to Articles of Incorporation. (2)
3.3	Amendment to Articles of Incorporation dated January 21, 2009. (10)
3.4	Articles of Amendment for Series A Junior Participating Cumulative Preferred Stock. (17)
3.5	Bylaws of the Company. (1)
3.6	Article 1, Section 1.2 of the Bylaws of SED International Holdings, Inc., as amended on September 18, 2007. (3)
3.7	Article 1, Section 11 of the Bylaws of SED International Holdings, Inc., as amended on January 21, 2009. (10)
3.8	Article II, Section 2.6, and Article III, Section 3.1 of the Bylaws of SED International Holdings, Inc., as amended on September 21, 2012. (15)
3.9	Amendment to Bylaws adopting a new Article IX as of September 9, 2013. (17)
4.1	Tax Benefit Preservation Rights Agreement, dated September 9, 2013, between the SED International Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent. (17)
**10.1	Form of Non-Qualified Stock Option Agreement for Directors. (4)
**10.2	Form of Indemnification Agreement entered into with each of the directors of the Company and the Company. (1)
**10.3	Form of Indemnification Agreement entered into with each of the officers of the Company and the Company. (1)
10.4	Loan and Security Agreement between SED International, Inc. and Wachovia Bank National Association, dated September 21, 2005. (5)
10.5	Third Amendment to Wachovia Loan and Security Agreement dated March 1, 2007. (6)
**10.6	2007 Restricted Stock Plan. (7)
10.8	Fourth Amendment to Wachovia Loan and Security Agreement dated August 23, 2007. (8)
10.9	Fifth Amendment to Wachovia Loan and Security Agreement dated January, 21, 2008. (8)

Exhibit Number	Description
10.10	Sixth Amendment to Wachovia Loan and Security Agreement dated July 1, 2008. (8)
10.11	Amendment to Wachovia Loan and Security Agreement dated September 9, 2009 (10)
**10.12	2009 Incentive Compensation Plan. (11)
10.13	Lease Agreement between the Company and Highwoods Realty Limited Partnership(12)
10.14	Seventh Amendment to the Loan and Security Agreement, dated February 1, 2011, with Wells Fargo Bank. (13)
**10.15	Modification to Employment Agreement and Retention Agreement, dated August 28, 2012, between SED International Holdings, Inc. and Jonathan Elster. (14)
**10.16	Employment Agreement between the Company and Robert G. O’Malley, effective as of October 15, 2012. (16)
21	Subsidiaries of the Company. (9)
*31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.
*31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer.
*32.1	Section 1350 Certification by Principal Executive Officer.
*32.2	Section 1350 Certification by Principal Financial and Accounting Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed Herewith
**	Denotes compensatory plan, compensation arrangement or management contracts.

1)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1999 and incorporated herein by reference.

2)	Filed as an exhibit to the Company’s Revised Definitive Proxy Statement filed with the SEC on March 26, 2002 and incorporated herein by reference.

3)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 19, 2007 and incorporated herein by reference.

4)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 1995 and incorporated herein by reference.

5)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

6)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007 and incorporated herein by reference.

7)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 29, 2007 and incorporated herein by reference.

8)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2008 and incorporated herein by reference.

9)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006 and incorporated herein by reference.

10)	Filed as an exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2009 and incorporated herein by reference.

11)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 14, 2010 and incorporated herein by reference.

12)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on March 18, 2011 and incorporated herein by reference.

13)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 3, 2011 and incorporated herein by reference.

14)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2012 and incorporated herein by reference.

15)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on December 18, 2012 and incorporated herein by reference.

16)	Filed as an exhibit to the Company’s Current Report on Form 8-K/A filed with the SEC on October 18, 2012 and incorporated herein by reference.

17)	Filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on September 9, 2013 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

By:	/s/ CHRISTOPHER R. JOE
Christopher R. Joe, Interim Chief Financial Officer
(Principal Financial and Accounting officer)

Date: September 30, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on this September 30, 2013.

/s/ ROBERT G. O’MALLEY	Director and Chief Executive Officer
Robert G. O’Malley	(Principal Executive Officer)

/s/ CHRISTOPHER R. JOE	Interim Chief Financial Officer
Christopher R. Joe	(Principal Financial and Accounting Officer)

/s/ JOHN D. ABOUCHAR	Director
John D. Abouchar

/s/ ARTHUR L. GOLDBERG	Director
Arthur L. Goldberg

/s/ J. K. HAGE III	Director
J. K. Hage III

/s/ SAMUEL KIDSTON
Samuel Kidston	Director and Executive Chairman

/s/ STEVE METAYER
Steve Metayer	Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
SED International Holdings, Inc.

We have audited the accompanying consolidated balance sheets of SED International Holdings, Inc. and Subsidiaries as of June 30, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), shareholders’ equity and cash flows for the years then ended. SED International Holdings, Inc. and Subsidiaries’ management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of SED International Holdings, Inc. and Subsidiaries as of June 30, 2013 and 2012, and their results of operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Cohn Reznick LLP

Roseland, New Jersey
September 30, 2013

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	June 30,
	2013	2012

ASSETS

Current assets:
Cash and cash equivalents	$3,605	$4,710
Trade accounts receivable, less allowance for doubtful accounts of $828 and $853, respectively	45,448	54,030
Inventories	40,142	61,785
Deferred tax assets, net	638	632
Other current assets	9,236	8,123
Total current assets	99,069	129,280
Property and equipment, net	2,923	3,549
Other assets	0	264
Total assets	$101,992	$133,093

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Trade accounts payable	$57,300	$63,084
Accrued and other current liabilities	8,313	8,716
Revolving credit facilities	28,484	36,880
Total current liabilities	94,097	108,680

Commitments and contingencies:

Shareholders’ equity:
Preferred stock, $1.00 par value; 129,500 shares authorized, none issued	0	0
Common stock, $.01 par value; 100,000,000 shares authorized, 7,199,336 shares issued and 5,165,500 shares outstanding at June 30, 2013 and 7,112,995 shares issued and 4,979,159 shares outstanding at June 30, 2012	71	70
Additional paid-in capital	70,423	71,013
Accumulated deficit	(44,435)	(28,692)
Accumulated other comprehensive loss	(4,160)	(3,187)
Treasury stock, 2,033,836 shares and 2,133,836 shares, at cost	(14,004)	(14,791)
Total shareholders’ equity	7,895	24,413
Total liabilities and shareholders’ equity	$101,992	$133,093

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except share and per share amounts)

	Years Ended June 30,
	2013	2012

Net sales	$517,364	$577,274
Cost of sales	493,853	540,650
Gross profit	23,511	36,624

Selling, general and administrative expenses	30,754	33,147
Depreciation and amortization expense	925	725
Foreign currency transactions loss	1,173	620
Restructuring-related costs	5,040	0
Acquisition-related costs	0	370
Total operating expenses	37,892	34,862
Operating income (loss)	(14,381)	1,762

Interest expense, net	962	1,226
Gain on acquisition	0	(1,262)
Income (loss) before income taxes	(15,343)	1,798
Provision for income taxes	400	378
Net income (loss)	$(15,743)	$1,420

Comprehensive income (loss):
Consolidated net income (loss)	$(15,743)	$1,420
Other comprehensive income:
Foreign currency translation adjustment	(1,106)	(168)
Change in fair value of interest rate swap contract	133	152
Total comprehensive income (loss)	$(16,716)	$1,404

Basic income (loss) per common share	$(3.14)	$.29
Diluted income (loss) per common share	$(3.14)	$.29

Weighted average number of common shares outstanding:
Basic	5,014,000	4,835,000
Diluted	5,014,000	4,906,000

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

					Accumulated
			Additional		Other			Total
	Common Stock		Paid-In	Accumulated	Comprehensive	Treasury Stock		Shareholders’
	Shares	Par Value	Capital	Deficit	Loss	Shares	Cost	Equity

BALANCE JUNE 30, 2011	6,979,161	$70	$70,648	$(30,112)	$(3,171)	2,111,464	$(14,694)	$22,741
Stock awards issued	93,532
Stock awards forfeited						2,362
Stock options exercised	40,302
Stock-based compensation			365					365
Stock repurchased and retired						20,010	(97)	(97)

Net income				1,420				1,420
Foreign currency translation adjustments					(168)			(168)
Changes in fair value and related amortization of interest rate swap contract					152			152

BALANCE JUNE 30, 2012	7,112,995	70	71,013	(28,692)	(3,187)	2,133,836	(14,791)	24,413

Stock awards issued	51,008	1	(788)			(100,000)	787
Stock options exercised	35,333
Stock-based compensation			198					198

Net loss				(15,743)				(15,743)
Foreign currency translation adjustments					(1,106)			(1,106)
Change in fair value of interest rate swap contract					133			133

BALANCE JUNE 30, 2013	7,199,336	$71	$70,423	$(44,435)	$(4,160)	2,033,836	$(14,004)	$7,895

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended June 30,
	2013	2012
Operating activities:
Net income (loss)	$(15,743)	$1,420
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	925	725
Deferred tax assets	(70)	(189)
Stock-based compensation	198	365
Loss on disposal of property and equipment	870	0
Gain from acquisition	0	(1,262)
Provision for losses on trade accounts receivable	496	387
Changes in operating assets and liabilities:
Trade accounts receivable	6,704	9,559
Inventories	20,142	6,412
Other assets	(2,413)	(1,561)
Trade accounts payable	(2,817)	(7,285)
Accrued and other current liabilities	87	(604)
Net cash provided by operating activities	8,379	7,967

Investing activities:
Purchases of equipment	(1,003)	(2,243)
Cash used in acquisition	0	(4,112)
Net cash used in investing activities	(1,003)	(6,355)

Financing activities:
Net repayments under revolving credit facilities	(8,253)	(1,550)
Stock repurchased and retired	0	(97)
Proceeds from stock option exercises	(1)	0
Net cash used in financing activities	(8,254)	(1,647)
Effect of exchange rate changes on cash and cash equivalents	(227)	(6)
Decrease in cash and cash equivalents	(1,105)	(41)
Cash and cash equivalents:
Beginning of year	4,710	4,751
End of year	$3,605	$4,710

Supplemental Disclosures of Cash Flow Information — cash paid during the year for:
Interest	$983	$1,356
Income taxes	$359	$740

See notes to consolidated financial statements.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended June 30, 2013 and 2012
(Tabular amounts in thousands except share and per share amounts)

1. Description of Business

SED International Holdings, Inc. (“SED”) is engaged in the wholesale distribution of microcomputer, consumer electronic and small appliance products in the United States, Latin America and the Caribbean. SED services Latin America through its wholly-owned subsidiaries SED International de Colombia S.A.S. (“SED Colombia”) in Bogotá, Colombia and Intermaco S.R.L. (“SED Argentina”) in Buenos Aires, Argentina.

2.  Liquidity and Basis of Presentation

SED’s consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

The accumulated deficit at June 30, 2013 was $44.4 million and we incurred a consolidated net loss of $15.7 million for the year ended June 30, 2013. On June 30, 2013, working capital was $5 million.

The U.S. operations contributed $15.8 million to the consolidated loss. The Latin America operations contributed a positive $0.1 million to operating results. Debt in in the U.S. operations was $26.3 million while Latin America debt was $2.2 million at fiscal year ended 2013.

During fiscal year ended 2013, SED executed its restructuring plan to improve operating margins. By the end of the fourth quarter of fiscal 2013, SED had reorganized itself to focus on its core business, outsourced certain administrative operations, and closed two out of five distribution centers. The expense related to this restructuring contributed approximately $5 million to the net loss for the year. SED believes these changes will allow it to focus on its core business and provide the capacity to grow future business.

Working capital decreased to $5 million from $20.6 million in the same period last year. This was primarily impacted by the impact the losses had on credit availability and that impact on SED’s ability to acquire additional inventory. Inventory decreased $21.7 million year over year.

During fiscal 2013, SED took several initiatives which strengthened its ability to manage its liquidity position and will continue to do so in 2014:

⋅	Organizational restructuring and reduction of the management team to reduce executive positions and provide additional business focus;
⋅	Outsourcing of human resources and information technology services;
⋅	Focused the Company’s product offerings (the line card) consistent with strategic opportunities in both of its Commercial and Consumer businesses;
⋅	Reduced U.S. headcount and selling, general and administrative expenses;
⋅	Consolidated SED’s five U.S. distribution centers into three distribution centers; and
⋅	Reduced total inventory by approximately 35%.

SED plans to maintain all existing lines of credit. SED expects available borrowings under the existing financing arrangements, additional financing arrangements subsequent to June 30, 2013, and cash flows from operations to generate sufficient liquidity to meet SED’s cash flow requirements through June 30, 2014.

3. Restructuring Plans

During fiscal 2013, SED began restructuring its United States (“U.S.”) operations, excluding export, which included among other things a realignment and reduction of the management staff, outsourcing of selected services and compression of the business model to achieve consistent profitability.

The restructuring of SED’s U.S. operations was announced on April 4, 2013. In this set of actions, SED eliminated certain warehouses to increase utilization and reduce associated costs, reduced the number of employees to better match expense to revenues and reduced vendors to allow more focus on fewer strategic suppliers. SED recognized restructuring costs of approximately $5.0 million during fiscal 2013. The costs were attributable to organizational change and reduction of the management team including severance payments, change in the organizational alignment of sales, product and marketing, informational technology outsourcing, operational shut downs, inventory write-down to the lower of cost or market, fixed asset disposals, facility closures, and impairment of intangible assets. These changes significantly reduce operational expenses going forward. These actions required SED to exit certain markets and eliminate specific vendor lines. In the process and by design, SED’s U.S. inventory has been reduced from $37.9 million on March 31, 2013 to approximately $24.6 million at June 30, 2013. These reductions now position SED to grow its core businesses, focusing on large industry growth opportunities in mobility platforms, cloud storage content and related special services.

4. Summary of Significant Accounting Policies

Principles of Consolidation  — The consolidated financial statements include the accounts of SED and its wholly-owned subsidiaries (collectively, the “Company”). All intercompany accounts and transactions have been eliminated in consolidation.

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

Concentrations of Credit Risk — Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents with high credit quality financial institutions. At times, such amounts exceed the current insured amount under the Federal Deposit Insurance Corporation. At June 30, 2013, approximately $3.6 million of SED’s cash and cash equivalents were not covered by Federal deposit insurance. The funds held in Latin American banks, which represent 55.3% of the Company’s cash and cash equivalents at June 30, 2013, are generally not available for use domestically without payment of local country withholding taxes. The Company has no single customer that represents a significant portion of total net sales or accounts receivable and the Company generally does not require collateral from its customers.

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

Property and Equipment  — Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the related assets, which generally range from three to seven years. Leasehold improvements are amortized ratably over the lesser of the useful lives of the improvements or the related lease terms.

Foreign Currency Translation  — The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with related translation gains or losses reported as a separate component of shareholders’ equity, net of any deferred income taxes. As of June 30, 2013 and 2012, the amount of deferred income taxes recorded against cumulative translation losses is fully offset by a valuation allowance. The results of foreign operations are translated at the average exchange rates for the year. Gains or losses resulting from foreign currency transactions are included in the consolidated statements of operations and comprehensive income (loss).

Income Taxes — Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred tax assets relate primarily to differences in the financial reporting basis and the tax basis of reserves, translation losses and depreciation of fixed assets, in addition to net operating loss and tax credit carry-forwards. Deferred tax liabilities relate to U.S. taxes on unremitted foreign earnings. As the likelihood of the full realization of the net operating losses, reserves and translation losses is uncertain, the Company has provided a valuation allowance for the future tax benefits that may not be utilized. SED evaluates the need for liabilities related to uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. Once it is determined that the position meets the recognition threshold, the second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. See Note 8, Income Taxes, for additional discussion.

Earnings Per Common Share (EPS) — Basic earnings per share are computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

Diluted loss per common share for the year ended June 30, 2013 does not include the dilutive effects of options to purchase 240,000 shares of common stock and the dilutive effect of 150,278 shares of non-vested restricted stock due to their antidilutive effects. Included in diluted earnings per share for the year ended June 30, 2012 are the dilutive effect of options to purchase 55,000 shares of common stock and the dilutive effect of 47,069 shares of non-vested restricted stock.

Components of basic and diluted income (loss) per share for the year ended June 30 were as follows:

	2013	2012

Net income (loss)	$(15,743)	$1,420

Weighted average number of common shares outstanding - Basic	5,014,000	4,835,000
Effect of dilutive securities:
Non-vested restricted stock	0	47,000
Stock options	0	24,000
Weighted average number of common shares outstanding - Diluted	5,014,000	4,906,000

Net income (loss) per share:
Basic	$(3.14)	$0.29
Diluted	$(3.14)	$0.29

Share-Based Compensation —  All share-based awards are measured based on their fair value as of the grant date and recognized as compensation expense on a straight-line basis over the period during which the award recipient is required to provide service in exchange for the award (the vesting period). See Note 10, Shareholders’ Equity, for additional discussion.

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

The deferred income tax asset related to the accumulated other comprehensive loss was fully offset by a valuation allowance as of the beginning and end of the fiscal years ended 2013 and 2012 and, therefore, the comprehensive income (loss) for these periods had no income tax effect.

Accumulated other comprehensive loss included in shareholders’ equity totaled $4.2 million at June 30, 2013 compared to $3.2 million at June 30, 2012. Fiscal 2013 consisted of $4.2 million of net foreign currency translation adjustments and fiscal 2012 included $3.0 million of net foreign currency translation adjustments and $0.2 million related to the interest rate swap contract.

Recent Accounting Pronouncements —  In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting update that amends the presentation of “Comprehensive Income” in the financial statements. The new guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The accounting update was applicable to SED’s first quarter of fiscal year 2013 and SED has updated its presentation of “Comprehensive Income” to comply with the updated disclosure requirements.

5. Acquisition

In August 2011, SED purchased certain assets including finished goods inventories, customer and supplier lists, and intellectual property of ArchBrook Laguna LLC (“ABL”), primarily those related to its subsidiary, Lehrhoff & Co., Inc. (“Lehrhoff”), a distributor of small appliances, housewares, personal care products, and consumer electronics. Under the terms of the agreement, SED acquired the net assets for a purchase price of approximately $4.1 million in cash. SED has also employed certain personnel of Lehrhoff. For fiscal 2012, the estimated fair value of the acquired assets of $5.4 million exceeded the $4.1 million paid by SED, resulting in a gain of $1.3 million.

6. Property and Equipment

Property and equipment are comprised of the following:

	June 30,
	2013	2012

Furniture and equipment	$10,297	$10,462
Leasehold improvements	3,301	3,530
Other	106	112
	13,704	14,104
Less accumulated depreciation and amortization	(10,781)	(10,555)
	$2,923	$3,549

Depreciation expense for property and equipment totaled $0.7 million and $0.6 million for the years ended June 30, 2013 and 2012, respectively.

7. Credit Facilities

SED currently maintains credit facilities with Wells Fargo Bank (U.S.) and with three banks in Colombia for SED’s Colombian subsidiary. Total borrowings under SED’s credit facilities were $28.5 million at June 30, 2013 and $36.9 million at June 30, 2012.

The Wells Fargo credit agreement, as amended (“Agreement”), provides for borrowings which are collateralized by SED’s U.S. accounts receivable, inventories, and other domestic assets. The Agreement currently allows borrowings up to $60 million and expires in January 2015. The Agreement may be increased to $75 million in $5 million increments at SED’s discretion if certain criteria are met.

Borrowings under the Agreement accrue interest based upon one of two interest rate options depending upon the computation of availability as defined in the Agreement. These interest rate options are (a) LIBOR (0.27% at June 30, 2013), plus a margin ranging from 1.50% to 2.25% (1.75% at June 30, 2013, resulting in a total interest rate of 2.02% at June 30, 2013), or (b) the prime rate. SED is required to pay a commitment fee of .25% on the unused portion of the facility and pay interest and the commitment fee on a monthly basis.

The Agreement also contains certain covenants which, among other things, require that SED maintain unused availability of not less than $5 million during the term of the Agreement before SED is permitted to make advances to SED’s Latin American subsidiaries. SED’s advances to its Latin American subsidiaries are limited to $2 million under the Agreement. The Agreement also requires that if SED’s unused availability is less than 10% of the formula borrowing base ($3.5 million at June 30, 2013) at any time during the term of the Agreement, then maintenance of a minimum fixed charge coverage ratio is required. SED’s availability did not fall below this requirement at any time. Dividend payments are limited to $0.5 million under the Agreement and none have been declared or paid. There is a $3 million stock buy-back limit permitted under the Agreement and, through June 30, 2013, SED has repurchased approximately $1.8 million worth of its stock and has approximately $1.2 million remaining for future purchases. As of June 30, 2013, SED determined that it was in compliance with the Agreement.

The amount available for borrowings under the Agreement at June 30, 2013 was $8.5 million, after deducting $0.7 million in reserves for outstanding letters of credit.

SED maintained an interest rate swap contract, which expired on January 26, 2013, to reduce the impact of the fluctuations in the interest rates on $15 million notional amount of the revolving credit facility under the Agreement. The contract effectively converted the variable rate to a fixed rate of  2.95%. The fixed rates cited do not include Wells Fargo's markup of 1.75% as of June 30, 2013. SED is currently assessing the possibility of entering into interest rate swap contracts in the future. SED recognized the interest rate swap contract as either assets or liabilities on its balance sheet and measured those instruments at fair value. SED had designated the now expired interest rate swap agreement as a cash flow hedge. Accordingly, the gains and losses associated with changes in the fair value of the interest rate swap were reported in other comprehensive income (loss) as the hedge was highly effective in achieving offsetting changes in the fair value of cash flows of the asset or liability hedged. The fair value, not in SED’s favor, of the interest rate swap was $0.2 million at June 30, 2012 and is included in accrued and other current liabilities. SED does not hold or issue derivative financial instruments for trading purposes.

SED’s Colombia subsidiary currently maintains working capital lines of credit at three banks. Each line of credit is short term and maximum availability on each ranges from 2.5 billion to 6.8 billion Colombian pesos, which at June 30, 2013 is approximately $1.3 million to $3.5 million in U.S. dollars, or approximately $8 million dollars in the aggregate. At June 30, 2013, SED Colombia’s availability totaled $1.1 million U.S. dollars, after deducting $4.6 million U.S. dollars in reserves for outstanding letters of credit and $2.2 million in borrowings at June 30, 2013. There were no borrowings at June 30, 2012. As of June 30, 2013, SED Colombia determined that it was in compliance with the credit facility agreements.

8. Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The tax effects of significant items comprising the Company’s deferred tax assets are as follows:

	June 30,
	2013	2012
Deferred tax assets:
U.S. Federal and state operating loss carry-forwards	$27,620	$23,416
Foreign currency translation adjustments	1,579	1,134
Other	3,042	2,126
Net deferred tax assets	32,241	26,676
Valuation allowance	(28,059)	(22,165)
	4,182	4,511
Deferred tax liabilities:
Unremitted foreign earnings	(3,544)	(3,879)
Deferred tax assets, net	$638	$632

The net deferred tax assets at June 30, 2013 and June 30, 2012 all are related to SED Colombia and SED Argentina and were classified as current assets on the consolidated balance sheets. At June 30, 2013, the Company has total net operating loss carry-forwards for Federal and state income tax purposes in the United States of approximately $74.6 million and $52.3 million, respectively, expiring at various dates through 2031. In addition, as of June 30, 2013 the Company has alternative minimum tax credit carry-forwards of approximately $0.2 million, which carry over until they are used. At June 30, 2013 and 2012, the Company has recorded a valuation allowance for principally all deferred tax assets only to the extent not offset by deferred tax liabilities, except for those relating to SED Argentina and SED Colombia, as there is no assurance that these assets will be realized.

The components of income (loss) before income taxes consist of the following:

	Year Ended June 30,
	2013	2012
United States	$(15,862)	$1,551
Foreign	519	247
Totals	$(15,343)	$1,798

Components of income tax expense (benefit) are as follows:

	Year Ended June 30,
	2013	2012
Current:
Federal	$(17)	$(17)
State	14	114
Foreign	410	470
	407	567
Deferred:
Foreign	(7)	(189)
	$400	$378

The Company’s income taxes payable at June 30, 2013 and 2012 were $0.2 million and $0.6 million, respectively, and are included in accrued and other current liabilities on the consolidated balance sheets. Prepaid income taxes of $16,000 and $0.1 million were included in other current assets on the consolidated balance sheets as of June 30, 2013 and 2012, respectively.

The Company’s effective tax rates for net income differ from statutory rates as follows:

	Year Ended June 30,
	2013	2012

Statutory federal rates	34.0%	34.0%
State income taxes net of federal income tax expense	0.7	4.3
Non-deductible items	(0.2)	1.4
U.S. tax on foreign earnings	(0.3)	(0.7)
Valuation allowance	(35.6)	(32.0)
Foreign taxes (less than) in excess of federal statutory rate	(1.5)	11.7
Other	0.3	2.3
Totals	(2.6)%	21.0%

The valuation allowance increased during fiscal years 2013 and 2012 by $5.9 million and $54,000, respectively.

As of June 30, 2013 and 2012, the Company had no liabilities related to uncertain tax positions. Additionally, the Company does not believe there are any tax positions where it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease in the next twelve months from June 30, 2013.

In the event the Company is required to recognize a liability for uncertain tax positions, any associated penalties and interest accrued would be recorded as a component of income tax expense. There have been no income tax related penalties or interest assessed or recorded as of June 30, 2013 and 2012.

The Company conducts business principally in North and South America and in the Caribbean region. As a result, one or more of its subsidiaries files income tax returns in the U.S. and various state, local and foreign tax jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Argentina and Colombia. The Company is no longer subject to income tax examinations for tax years ended before June 30, 2010 in the U.S., and for tax years ended before December 31, 2011 in Colombia, but remains subject to examination in Argentina for tax years ended June 30, 2007 and later.

9. Lease Obligations

SED leases its main office and warehouse facility under an operating lease which expires in August 2022. The Company leases additional distribution center and sales office space and office equipment under other operating leases expiring through October 2017. Rent expense under all operating leases for the years ended June 30, 2013 and 2012 was $1.8 million and $1.1 million, respectively.

As of June 30, 2013, future minimum rental commitments under non-cancelable operating leases are:

Year Ending June 30,
2014	$1,502
2015	1,215
2015	1,008
2017	812
2018	514
2019 and later	1,547
$6,598

10. Shareholders’ Equity

Incentive Compensation Plans — In December 2009, shareholders approved SED’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, an initial 250,000 shares of common stock are available for awards. On December 5, 2012, the shareholders approved an additional 500,000 shares of common stock bringing the cumulative total available for awards to 750,000. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. As of June 30, 2013, there were 354,053 shares of common stock available for future grants.

Stock Option Plans — At June 30, 2013, stock options for 240,000 shares were outstanding and 20,000 were exercisable with an aggregate intrinsic value of approximately $48,000. During fiscal 2012, stock options for 102,500 shares were exercised on cash-less basis which resulted in the issuance of 40,302 shares of our common stock.

Stock option activity, including options issued to non-employee directors, and related information under these plans is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at June 30, 2012	55,000	$0.48
Issued	240,000	$2.08
Forfeited or expired	0	$0.00
Exercised	(55,000)	$0.48
Outstanding at June 30, 2013	240,000	$2.08

Vested and exercisable at June 30, 2013	20,000		3.2	$48,000

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

At the beginning of fiscal 2013, non-employee director base compensation included a per annum payment of $35,000 of restricted shares of common stock which would be paid quarterly. This portion of the non-employee director base compensation was eliminated as of April 23, 2013. The number of shares to be issued to the Directors, determined on the last day of each quarter, had been based upon the market price of SED’s common stock as of that date. These restricted shares of common stock vested on the date of issuance. During fiscal 2013, SED issued 37,120 restricted shares of common stock to the non-employee directors. Effective August 2012, the Chairman of the Board was elected Executive Chairman and, as such, is no longer a non-employee director and receives a salary rather than an annual fee and restricted stock. In connection with his election, the Board awarded the Executive Chairman options to purchase 100,000 shares of common stock exercisable at $2.15 per share and subject to vesting in five equal installments beginning on August 29, 2012 and on each of next four anniversaries, provided he is a director on each anniversary date. These options were awarded from the 2009 Plan.

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

Non vested restricted stock activity is as follows:

	June 30,
	2013	Weighted Average Grant- Date Fair Value	2012	Weighted Average Grant- Date Fair Value
Shares of non vested restricted stock-beginning of period	45,403	$4.22	178,890	$1.61
Issued	191,008	$2.11	93,532	$3.68
Vested	(86,133)	$2.91	(224,657)	$1.91
Forfeited	0	$0.00	(2,362)	$5.10
Shares of non vested restricted stock-end of period	150,278	$2.29	45,403	$4.22

Share-based compensation expense was approximately $0.2 million for fiscal 2013 and $0.4 million for 2012. At June 30, 2013, there was $0.2 million of unrecognized compensation cost related to non-vested restricted stock awards which SED expects to be recognized over the next 26 months. SED expects to incur approximately $0.1 million of expense over the next 41 months for all unvested stock options outstanding at June 30, 2013. Through June 30, 2013, no stock-based compensation has been recognized on the performance based stock options and restricted stock awards as we do not believe that the performance metrics are probable of achieving.

The value of restricted stock awards is determined using the market price of SED’s common stock on the grant date and amortized over a vesting period as stated in the restricted stock agreement.

Stock Repurchase Plan — SED did not repurchase shares of its common stock under its stock repurchase plan during fiscal year ended 2013. During the fiscal year ended 2012, SED repurchased 20,010 shares of its common stock under its stock repurchase plan for an aggregate amount of $0.1 million.

11. Employee Benefit Plan

SED maintained the SED International, Inc. 401(k) Plan, a voluntary retirement benefit program. All employees of SED International, Inc. who have attained the age of 21 are eligible to participate after completing six months of service. Employees are immediately vested in their own contributions. SED International, Inc. may provide matching contributions for its employees at the discretion of the Board of Directors. Vesting in matching contributions, if any, is ratable over 7 years based on years of continuous service. There were approximately $21,000 of matching contributions for fiscal year 2013 and $36,000 for fiscal year 2012.

In April 2013, SED entered into an agreement with Insperity, a Professional Employer Organization (“PEO”), in which all SED employees are covered by the benefit plans of Insperity, including Insperity’s 401(k) Plan.

12. Segment Information

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

Financial information for continuing operations by geographic region is as follows:

	United States	Latin America	Eliminations	Consolidated
Year Ended June 30, 2013
Net sales to unaffiliated customers	$389,909	$129,593	$(2,138)	$517,364
Gross profit	13,275	10,236		23,511
Foreign currency transaction loss	0	1,173		1,173
Operating income (loss)	(14,974)	593		(14,381)
Interest expense, net	925	37		962
Income tax expense (benefit)	(40)	440		400
Net income (loss)	(15,859)	116		(15,743)
Total assets at year-end	77,029	38,556	(13,593)	101,992

Year Ended June 30, 2012
Net sales to unaffiliated customers	$442,181	$135,134	$(41)	$577,274
Gross profit	26,438	10,186		36,624
Foreign currency transactions gain	0	620		620
Operating income	1,416	346		1,762
Interest expense, net	1,127	99		1,226
Gain on acquisition	1,262	0		1,262
Income tax expense	96	282		378
Net income (loss)	1,454	(34)		1,420
Total assets at year-end	102,878	43,039	(12,824)	133,093

Sales of products between the SED’s geographic regions are made at market prices and are eliminated in consolidation. All corporate overhead is included in the results of U.S. operations.

Net sales by product category are as follows:

Year Ended June 30,	Microcomputer Products	Consumer Electronics	Small Appliances	Total
2013	$458,233	$31,752	$27,379	$517,364
2012	$495,576	$57,952	$23,746	$577,274

Approximately 39.7% ($77.8 million United States export, ($2.1) million eliminations, and $129.6 million Latin America) and 39.9% ($95.4 million United States export and $135.1 million Latin America) in the fiscal years ended June 30, 2013 and 2012, respectively, consisted of sales to customers for export principally into Latin America and the Caribbean area and direct sales to customers in Colombia and Argentina.

13. Significant Vendors

During the year ended June 30, 2013, the SED purchased approximately 27.4% (14.4%, and 13.0%) of its product from two vendors. During the year ended June 30, 2012, the Company purchased approximately 26.5% (14.7% and 11.8%) of its product from two vendors.

14. Fair Value Measurements

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

SED is exposed to market risks from changes in interest rates, which may affect its operating results and financial position. SED reduces its risks from interest rate fluctuations through its prior the use of an interest rate swap contract (see Note 7). This derivative financial instrument was used to manage risk and was not used for trading or speculative purposes. SED utilized the best available information in measuring the fair value of the interest rate swap. The interest rate swap was classified in its entirety based on the lowest level of input that is significant to the fair value measurement. SED determined that its interest rate swap was a Level 2 liability in the fair value hierarchy as it was valued using a discounted cash flow valuation model which included inputs other than quoted market prices that were both observable and unobservable.

15. Employment Agreements

The Company has employment agreements with certain key executives. Under such agreements SED is obligated to pay $0.4 million during fiscal 2013, 2014, and 2015. One agreement also calls for a bonus, based on Company performance goals, of 100% of base pay of $0.4 million in each of those three years. The agreements also provide for a severance payment should the individual be terminated without cause.

16. Litigation

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

On September 13, 2012, SED was served with a Complaint by the Chamber of Industry Wuppertal-Solingen-Remscheid, a German trade association, seeking statutory damages, treble damages, an accounting and injunctive relief for defendants’ sale of products allegedly infringing the “Solingen” certification mark. The Complaint has been brought against SED and various other parties and was filed in the United States District Court for the Southern District of Florida. SED has denied liability and continues to vigorously defend this lawsuit.

17. Subsequent Events

Tax Benefit Preservation Rights Agreement - On September 9, 2013, SED adopted a tax benefit preservation rights agreement (“Rights Agreement”) designed to preserve the value of its significant tax benefits related to SED’s ability to carry forward its net operating losses and certain other tax attributes that provide future benefit to the Company. At June 30, 2013, SED’s total net operating loss carry forward for Federal tax purposes was approximately $74.6 million and for state tax purposes approximately $52.3 million.

As part of the Rights Agreement, SED’s board of directors declared a dividend of one preferred stock purchase right (a “Right”) for each outstanding share of common stock, par value $0.01 per share, of SED (the “Common Stock”) to stockholders of record at the close of business on September 19, 2013 (the “Record Date”).  Each Right entitles the registered holder to purchase from SED one one-thousandth of one share of series A junior participating cumulative preferred stock, par value $1.00 per share, of SED (the “Preferred Stock”), at a purchase price equal to $6.00 per one one-thousandth of a share, subject to adjustment (the “Exercise Price”).  In addition, one Right will be issued with each share of the Common Stock that becomes outstanding after the Record Date, and prior to the earliest of (i) the Distribution Date (as defined below), (ii) the date the Rights are redeemed, (iii) the date the Rights are exchanged, or (iv) the date the Rights otherwise expire. The Rights trade automatically with shares of the Common Stock and separate and become exercisable only under the circumstances.

Subject to certain exceptions specified in the Rights agreement, the Rights will separate from the common stock and become separately tradable and exercisable only upon the earlier of (i) ten business days following a public announcement that a person or group of affiliated or associated persons (collectively, an “Acquiring Person”)  has acquired beneficial ownership of 4.9% or more of the outstanding Common Stock or (ii) ten business days following the commencement or announcement of an intention to make a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person (such earlier date being referred to as the “Distribution Date”).

SED’s board of directors has the discretion to exempt any acquisition of common stock from the provisions of the Rights Agreement. The Rights Agreement may be terminated by the board at any time prior to the preferred stock purchase Rights being triggered. At any time after a Distribution Date has occurred, each holder of a Right, other than the acquiring person, will thereafter have the Right to receive, upon paying the exercise price and in lieu of a number of one one-thousandths of a share of Preferred Stock, shares of Common Stock (or, in certain circumstances, cash or other of our securities) having a market value equal to two times the exercise price of the Right. The expiration date of the Rights expire on the earliest of (i) 5:00 p.m., New York, New York time on the earliest of September 19, 2016, the three-year anniversary of the record date; (ii) the time at which the Rights are redeemed or exchanged under the Rights Agreement; (iii) the final adjournment of SED's 2014 annual meeting of stockholders if stockholder approval of the Rights Agreement has not been received prior to such time; (iv) the repeal of Section 382 or any successor statute, if the Board determines that the plan is no longer necessary for the preservation of tax benefits; (v) the beginning of a taxable year with respect to which the Board determines that no tax benefits may be carried forward; or (vi) such time when the Board determines that a limitation on the use of tax benefits under Section 382 would no longer be material to SED.

In connection with the Rights Agreement, the Board designated 50,000 shares of the Preferred Stock, as set forth in the Articles of Amendment for Series A Junior Participating Cumulative Preferred Stock filed with the Secretary of State of Georgia on September 9, 2013.

SED continues to track and monitor ownership changes as defined by Internal Revenue Code 382 to identify any future limitations on the use of net operating loss carryforward’s to offset tax liability. As of June 30, 2013, no ownership changes have been identified.