Form 10-K/A
period 2013-06-30
SED INTERNATIONAL HOLDINGS INC
filed 2013-11-12
CIK 800286

UNITED STATES

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

SED INTERNATIONAL HOLDINGS, INC. AND SUBSIDIARIES

TABLE OF CONTENTS

2013 FORM 10-K

ii

EXPLANATORY NOTE

SED International Holdings, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2013, to include the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from the Company’s definitive proxy statement if such statement is filed no later than 120 days after the Company’s fiscal year-end. The Company is filing this Amendment to include Part III information in the Form 10-K because a definitive proxy statement containing such information was not filed by October 28, 2013. This Amendment also amends (i) the cover page of the Form 10-K to delete the reference to the incorporation by reference of the Company’s definitive proxy statement and (ii) the exhibit index as set forth in Part IV, Item 15 herein.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new Exhibits 31.1 and 31.2 are filed herewith. This Amendment does not amend or otherwise update any other information in the Form 10-K, and it does not modify or update disclosures in the Form 10-K affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the filing of the Form 10-K.

iii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

EXECUTIVE OFFICERS AND DIRECTORS

The following table sets forth information about the Company’s directors and executive officers as of November 12, 2013. On October 17, 2013, each member of the Board of Directors of the Company resigned and a new Board of Directors was appointed. Subsequently, new management replaced the Company’s then current management. Arnold Kezsbom joined the Board on October 30, 2013. The information below sets forth the name, age, term of office, outside directorships and principal business experience for each of the Company’s current directors and executive officers and includes the specific experience, qualifications, attributes and skills that led to the conclusion that each director should serve on the Board of Directors of the Company, in light of the Company’s business and structure.

Name	Age	Position with the Company
Hesham M. Gad	35	Executive Chairman
Dennis L. Chandler	59	Director
Arnold Kezsbom	61	Director
Samuel S. Weiser	55	Director
John “Mike” R. Hagan	54	Interim Chief Executive Officer
Ronell Rivera	50	General Manager, Latin America Business
Stephen M. Dexter	45	Interim Chief Financial Officer
James Overwyk	58	Senior Vice President, Operations and Support Services
Dan Scouler	63	Chief Restructuring Officer

Hesham M. Gad has served as Executive Chairman and a member of the Company’s Board of Directors since October 17, 2013. Mr. Gad has been since March 2012 the Chairman of Paragon Technologies, Inc. (OTC Pink: PGNT), a holding company with operations in the material handling and order fulfillment industry. Paragon is the single largest shareholder of the Company. Mr. Gad is also the founder and managing partner of Gad Partners Fund, a value oriented investment partnership launched in 2007 and modeled after the 1950’s Buffett Partnerships. Collectively, Paragon and Gad Partners Fund beneficially own approximately 31.74% of the outstanding shares of the Company. From 2006 to 2007, while earning his MBA, Mr. Gad worked as a freelance securities analyst for UAS Asset Management, a boutique value investment firm in New York City.

Mr. Gad is also the author of the internationally published book, “The Business of Value Investing.” Mr. Gad has been extensively published on topics including investing, financial statement analysis, and security valuation on some of the most highly regarded financial websites including The Motley Fool, Investopedia, and TheStreet.com. Mr. Gad holds a B.A. in finance and an MBA in finance from the University of Georgia.

Dennis L. Chandler has served as a member of the Company’s Board of Directors since October 17, 2013. Mr. Chandler is currently and since 2012 has been an independent advisor to private equity firms for acquiring and turning around underperforming businesses, and he currently serves on the Board of FiberMark, a fully integrated manufacturer and global distributor of fiber based covering solutions. From 2010 through 2012, Mr. Chandler led private equity owned Identity Group Holdings, a manufacturing and order fulfillment systems provider, through a financial restructuring and successful turnaround as its Chief Executive Officer and member of the Board of Directors. From 2008 to 2010, Mr. Chandler was the Co-Founder, Chairman and Chief Executive Officer of SaberGuard Identity Theft & Security Solutions, a provider of identity theft protection services and technology.

From 1993 to 2008, Mr. Chandler held several executive positions with ACCO Brands (NYSE: ACCO), a multi-billion dollar global manufacturer and distributor of consumer and commercial office products and equipment. From 2005 to 2008, Mr. Chandler was President and Chief Operating Officer of ACCO and was a key member of the executive team that successfully led the spin-off of ACCO from Fortune Brands, ACCO’s merger with GBC, and its ultimate transition to an NYSE listed company in 2005. Prior to ACCO, Mr. Chandler held executive level positions with Wilson Sporting Goods, Walt Disney Co. and Bell + Howell.

Arnold Kezsbom has served as a member of the Company’s Board of Directors since October 30, 2013. Mr. Kezsbom has served since May 2010 as a business consultant assisting companies in manufacturing, distribution and other industries with strategic planning, financial management, cash flow management, turn-around and other strategic and corporate matters. Prior to forming his consulting company, he was Chief Operating Officer and Chief Financial Officer of Earnest Products, a sheet metal fabricator in Central Florida, from 2006 to 2010. From 2005 to 2006, Mr. Kezsbom served as President and Co-Chief Executive Officer of Micro Innovations, Inc., assisting with a turnaround of this company engaged in the distribution of computer peripherals under various brand names. From 2004 to 2005, he served as President of a start-up division of Gibson Guitar. Prior to joining Gibson Guitar, Mr. Kezsbom has held executive positions with Recoton Corporation and Service Manufacturing. Mr. Kezsbom previously worked in the asset-based lending divisions of CIT Corporation, Chase Bank and Connecticut Bank and Trust. Mr. Kezsbom received his B.B.A. in Finance from City University of New York, Bernard Baruch College, Zicklin School of Business and his M.B.A. in Finance from Long Island University.

Samuel S. Weiser has served as a member of the Company’s Board of Directors since October 17, 2013. Mr. Weiser is currently and since November 2011 has been President and Chief Executive Officer of Premier Exhibitions, Inc. (Nasdaq: PRXI), a provider of museum quality touring exhibitions. Since 2012 Mr. Weiser has served as a director of Paragon Technologies, Inc. (OTC Pink: PGNT). Mr. Weiser served as a member and Chief Operating Officer of Sellers Capital LLC, an investment management firm, from 2007-2010 and remains a member of the firm. From 2005-2007, he was a Managing Director responsible for the Hedge Fund Consulting Group within Citigroup’s Inc. Global Prime Brokerage Division. From 2002 to April 2005, he was the President and Chief Executive Officer of Foxdale Management, LLC, a consulting firm founded by Mr. Weiser that provided operational consulting to hedge funds and litigation support services in hedge fund related securities disputes. Mr. Weiser also served as Chairman of the Managed Funds Association, a lobbying organization for the hedge fund industry, from 2001 to 2003. Mr. Weiser is also a former partner in Ernst and Young. He received his B.A. in Economics from Colby College and a M.Sc. in Accounting from George Washington University.

John “Mike” R. Hagan, Jr. joined the Company on October 24, 2013 as its Interim Chief Executive Officer. Mr. Hagan most recently served as Chief Operating Officer of SM Jaleel & Company Ltd., a privately-held manufacturer of non-alcoholic beverages, from 2012 to July 2013, where he was involved with supply chain efficiency, product development, business integration and revenue enhancement initiatives. From 2011 to 2012, Mr. Hagan served as Senior Executive Vice President and Chief Operating Officer of Shasta Beverages, Inc., a wholly-owned subsidiary of National Beverage Corp., a publicly-traded non-alcoholic beverage company, where he oversaw manufacturing, sales, finance, marketing, operations and human resources. Prior to that date, he served as President of Pepsi Americas Puerto Rico, a manufacturer and distributor of carbonated and non-carbonated beverages, milk, beer and snacks, from 2006 to 2009; Senior Vice President-Sales & Marketing with the Philadelphia Coca Cola Bottling Company from 1998 to 2005; and held various divisional management positions with Coca-Cola Enterprises from 1992 to 1998.

Ronell Rivera rejoined the Company in December 2009 as General Manager of SED Colombia, the Company’s Colombian subsidiary. In October 2013, Mr. Rivera became General Manager of the Company’s Latin American business. Prior to that, since August 2011, he was the Company’s Senior Vice President of Latin America. From November 2004 to November 2009, he was Regional Manager at Lexmark International, responsible for developing its small and medium business market and its supplies business.

Stephen M. Dexter joined the Company on October 21, 2013 as its Interim Chief Financial Officer. Mr. Dexter has over 20 years of domestic and international finance and accounting experience. From September 2012 to May 2013, he provided financial support consulting services to CDC Corporation, a former holding company of CDC Software, and to CDC Software, a global software provider of on-premise and cloud deployments, from June 2010 to August 2012. Mr. Dexter served as Chief Financial Officer of CDC Software, in which role he was responsible for the company’s accounting, finance, tax, treasury and compliance functions, from September 2010 to August 2012, and as Chief Accounting Officer of CDC Software, overseeing the company’s accounting and compliance functions, from June 2010 to June 2011. From September 2009 to May 2010, Mr. Dexter provided consulting and controller services for audit, financial reporting, and other initiatives to Premier Exhibitions, Inc., a company presenting to the public museum-quality touring exhibitions. From August 2005 to August 2009, he served as Vice President, Corporate Controller and Principal Accounting Officer of S1 Corporation, a global provider of payments and financial services software solutions, in which role he was responsible for the company’s accounting organization. Prior to that, Mr. Dexter was Controller of American Tire Distributors from January 2004 to August 2005, interim Controller of Unitrends Software Corporation from March 2003 to August 2003, and in various positions with Safety-Kleen Corporation from January 2001 to February 2003. Mr. Dexter graduated from Clemson University with a B.S. in Accounting and is a Certified Public Accountant.

James Overwyk joined the Company in March 2010 to oversee U.S. Operations and the implementation of new operational initiatives. Prior to joining the Company, from March 2006 to March 2010 he served as Executive Vice President of Global Operations at Scovill Fasteners. Prior to that, Mr. Overwyk was General Manager at Environmental BioTech/Fill-Pack from September 2004 to March 2006.

Dan Scouler was engaged as the Company’s Chief Restructuring Officer on November 6, 2013. Mr. Scouler was a Senior Managing Director of FTI’s Corporate Recovery Group before starting his own financial consulting and restructuring firm, Scouler & Company, in 2004. He has extensive experience acting as the Chief Restructuring Officer of distribution companies, including the successful restructuring of TVC Communications, a global supply chain solutions provider for broadband and broadcast markets, with operations in Europe and North and South America. In addition, Mr. Scouler has worked with companies distributing a broad range of consumer products and peripherals.

Director Qualifications

Mr. Gad’s role and responsibilities, including capital allocation, leadership, restructuring and contract negotiation, as Chairman of Paragon Technologies, Inc. make him acutely qualified to serve on the Company’s Board of Directors. Equally importantly, Mr. Gad brings to the Board the invaluable perspective of being the Company’s single largest shareholder. As Managing Partner of Gad Partners Fund, Mr. Gad has extensive experience in the area of financial markets and investments, qualifications valuable to a publicly traded company.

On May 8, 2008, Mr. Gad entered a guilty plea to a charge of “theft by taking” under the Georgia First Offender Act (the “Act”) in the Superior Court of Athens-Clarke County, Georgia. This charge related to the allegation that Mr. Gad, while serving as the marketing coordinator for a grocery store in 2004, improperly allocated a portion of the store’s budget for charitable giving, for which he was responsible, to two not-for-profit organizations with which he was associated and which benefitted him personally. Under the Act, after Mr. Gad entered his plea, but without the entry of a judgment of guilt, the Court placed Mr. Gad on probation for a two-year period and, as probation conditions, ordered him to pay restitution of $4,120.69 and to perform 40 hours of community service. On June 3, 2009, upon the successful completion of all of the conditions of Mr. Gad’s first offender plea and probation, the Court exonerated Mr. Gad and discharged him without entry of any judgment of guilt. Under Georgia Code Section 42-8-62(a), a discharge under the Act “shall completely exonerate the defendant of any criminal purpose and shall not affect any of his or her civil rights or liberties; and the defendant shall not be considered to have a criminal conviction.” Georgia Code Section 42-8-63 provides further that “a discharge under [the Act] is not a conviction of a crime under the laws of this state and may not be used to disqualify a person in any application for employment or appointment to office in either the public or private sector.” Mr. Gad is currently seeking to have his first offender plea and disposition vacated.

On June 9, 2011, Mr. Gad was charged with false statements/writings/concealment of facts in the Superior Court of Athens-Clarke County, Georgia relating to the allegation that Mr. Gad checked the incorrect box on his driver’s license application completed on March 27, 2007 as to whether Mr. Gad is a U.S. citizen. On October 19, 2011, Mr. Gad pled not guilty to this charge. This case is currently pending.

Mr. Chandler’s 25-plus years as a C-level executive and board member reflects a successful track record of delivering increased revenues and earnings for iconic brand consumer products as well as commercial goods. He brings extensive knowledge to the Board as his experience spans globally and includes mergers, restructurings and turnarounds for both private equity owned and public companies. He is qualified to serve as an “audit committee financial expert” under SEC rules.

Mr. Kezsbom brings extensive turn-around, operational and financial experience, which is critical to the Company. He has extensive experience in developing and effectuating turn-around strategies and assisting companies in manufacturing, distribution and other industries with strategic planning, financial management, cash flow management, turn-around and other strategic and corporate matters. He is qualified to serve as an “audit committee financial expert” under SEC rules.

Mr. Weiser has extensive financial, operational and turnaround consulting experience. He is qualified to serve as an “audit committee financial expert” under SEC rules. Mr. Weiser has recent experience serving as a director on a public company board after board control and management changed through a proxy contest.

The Company’s current directors other than Mr. Kezsbom were appointed to the Company’s Board of Directors on October 17, 2013, pursuant to an Agreement of Compromise, Settlement and Release (the “Settlement Agreement”) by and between the Company and its then existing directors and Paragon Technologies, Inc. (“Paragon”) and its board designees. Except for being nominated by Paragon and selected pursuant to the Settlement Agreement, none of the current directors was selected as a director pursuant to any arrangement or understanding with any other person, and none of them has any reportable transactions under Item 404(a) of Regulation S-K. Mr. Kezsbom joined the Board on October 30, 2013. Mr. Kezsbom was not selected as a director pursuant to any arrangement or understanding with any other person, and he does not have any reportable transactions under Item 404(a) of Regulation S-K.

AUDIT COMMITTEE

The Board has a separately-designated standing Audit Committee established in accordance with section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. The members of the Audit Committee are Messrs. Samuel S. Weiser (Chairman) and Arnold Kezsbom. Each member of the Audit Committee is an independent director and an independent committee member under existing listing standards of the NYSE MKT LLC (“AMEX”) and Section 10A(m)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, the Board has determined that Mr. Weiser qualifies as the Company’s “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.

CODE OF ETHICS

The Company has adopted a Code of Ethics (the “Code of Ethics”), which applies to all directors, officers and employees. A copy of the Code of Ethics is available under “Investor Relations” on the Company’s website at www.sedonline.com. The Company intends to make any disclosures regarding amendments to, or waivers from, the Code of Ethics by posting such information on the Company’s website unless AMEX requires a Form 8-K.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that all Section 16(a) filing requirements applicable to the Company’s officers, directors and greater than ten-percent shareholders were complied with during the fiscal year ended June 30, 2013, except as set forth herein. With respect to the transactions occuring during the fiscal year ended June 30, 2013, Mr. Kidston and North & Webster’s two joint Forms 4 reporting two purchases were filed late. Following the end of the fiscal year ended June 30, 2013, a Form 4 reporting forfeiture of Derrek P. Hallock’s restricted shares was filed late.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

Fiscal 2013 Summary Compensation Table

The following table sets forth certain information with respect to compensation for the fiscal years ended June 30, 2013 and 2012 earned by or paid to the Company’s Chief Executive Officer (principal executive officer) and two other most highly compensated executive officers whose total salary exceeded $100,000 in fiscal 2013 (collectively, the ”Named Executive Officers”):

Name and Principal Position	Fiscal Year	Salary $	Cash Bonus $	Stock Awards $ (1)	All Other Compensation ($)		Total $

Robert G. O’Malley*	2013	340,000	─	23,167	─		363,167
Former Chief Executive	2012	─	─	─	─		─
Officer and President

Ronell Rivera (2)	2013	196,044	─	─	─		196,044
General Manager,	2012	199,539	─	14,459	─		213,998
Latin America Business

James Overwyk	2013	162,769	11,200	564	33,000	(3)	207,533
Senior Vice President -	2012	151,923	19,755	─	─		171,678
Operations
*	Effective as of October 15, 2012, Mr. O’Malley was elected President, Chief Executive Officer and a Director of the Company. On October 21, 2013 Mr. O’Malley resigned as President and Chief Executive Officer and was replaced on October 24, 2013 by John “Mike” R. Hagan, the Company’s Interim Chief Executive Officer. Pursuant to the terms of his amended employment agreement, Mr. O’Malley will serve as Advisor to the Board through November 21, 2013.
(1)	Reflects the value of the restricted stock that was charged to income in the reported period as reported on the Company’s financial statements. For a description of the assumptions made in the valuation, see the Share-Based Compensation section under Note 4, and Note 10, to the Company’s Financial Statements included with the Company’s latest Annual Report on Form 10-K.
(2)	On October 10, 2013, Mr. Rivera was promoted to General Manager of the Company’s Latin American business.
(3)	Consists of a moving allowance.

On October 17, 2013, a new slate of directors was appointed to the Company’s Board of Directors. Since that date, the new Board has replaced management and implemented a temporary compensation program for the Company’s executive officers. Going forward, it is anticipated that the new Board will implement new compensation philosophies, objectives, and programs for the Company’s executive officers.

Agreements with Certain Executive Officers

Effective October 15, 2012, the Company entered into an employment agreement with Mr. O’Malley providing for his full time employment as the Company’s President and Chief Executive Officer for a three-year term beginning on the effective date. Under Mr. O’Malley’s employment agreement he (i) earned an annual base salary of $350,000; (ii) received $75,000 signing and relocation bonus; (iii) was entitled to receive an annual bonus of up to 100% of his base salary based on the achievement of specified performance targets; (iv) received a grant of: (a) stock options for 100,000 shares of common stock exercisable at $1.85 per share (the fair market value of a share of the Company’s common stock on October 15, 2012) and vesting in three tranches and (b) 100,000 shares of restricted common stock, both of which are subject to vesting upon achievement of specified performance targets; (v) was entitled to participate on the same terms as other executives in any of the Company’s present or future benefit plans or programs; and (vi) was entitled to receive a severance payment equal to the lesser of 12-months of his base salary or his base salary for the balance of his employment term. The performance criteria for purposes of the bonus, the vesting of each option tranche and the vesting of the restricted common stock were based on the achievement of specified net income per share targets in excess of that achieved in fiscal 2012 and the achievement of specified ROIC targets.

On October 21, 2013, the Company and Mr. O’Malley entered into an amendment to Mr. O’Malley’s employment agreement. Pursuant to the amendment, Mr. O’Malley resigned as the Company’s Chief Executive Officer and will serve as Advisor to the Board through November 21, 2013. The amendment provides that Mr. O’Malley will be paid a lump sum payment of $10,000 for his services to the Company from October 22, 2013 through November 21, 2013, in lieu of all other compensation. Mr. O’Malley will not be entitled to the payment of any further bonus compensation and will not receive any severance payment.

Effective October 10, 2013, the Company entered into an employment agreement with Mr. Rivera providing for his full time employment as the General Manager of the Company’s Latin America business for a one-year term beginning on the effective date. Under Mr. Rivera’s employment agreement he (i) earns an annual base salary of $200,000; (ii) is entitled to receive a $25,000 retention bonus if he remains an employee through December 31, 2013; (iii) is entitled to receive a quarterly bonus of up to 50% of his base salary based on the achievement of specified quarterly performance targets set by the Board; (iv) is entitled to a severance payment equal to 12 months of his base salary (the “Severance Payment”) if his employment is terminated by the Company without Good Cause (as defined in his employment agreement) or upon a Change in Control (as defined in his employment agreement); (v) is entitled to a Severance Payment if upon a Change in Control he terminates his employment with the Company on the basis of one or more factors including, but not limited to, a material change in the nature or scope of his duties or employment; and (vi) is entitled to participate on the same terms as other executives in any of the Company’s present or future benefit plans or programs.

On October 21, 2013, the Company entered into a consulting agreement with Stephen M. Dexter to serve as the Company’s Interim Chief Financial Officer. Pursuant to the consulting agreement, the Company will pay Mr. Dexter a fee of $16,000 per month for his services as Interim Chief Financial Officer.

On October 24, 2013, the Company appointed John “Mike” R. Hagan to serve as Interim Chief Executive Officer and entered into a consulting agreement with Mr. Hagan with respect to these services. Pursuant to the consulting agreement, the Company will pay Mr. Hagan compensation of $20,000 per month for his services as Interim Chief Executive Officer.

In addition, on October 25, 2013, the Company’s Board approved and the Company entered into indemnification agreements with each of its Interim Chief Executive Officer, its Interim Chief Financial Officer and its directors to provide for indemnification to the fullest extent permitted by law. The director indemnification agreements are on the same form as those purported to be executed by the Company’s former directors who resigned on October 17, 2013. The officer indemnification agreements are on substantially the same form as that historically used by the Company with its officers and filed with the SEC.

Outstanding Equity Awards at June 30, 2013

The following table sets forth certain information with respect to outstanding equity awards at June 30, 2013 with respect to the Named Executive Officers.

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not vested (#) (2)	Market Value of Shares or Units of Stock that have not vested ($)(3)

Robert G. O’Malley	100,000	$1.85	10/14/2015	100,000	$200,000
Total	100,000

James Overwyk	—	—	—	340	$680
Total	—

Ronell Rivera	—	—	—	1,666	$3,332
Total	—

(1)	Represents stock option grants at fair market value on the date of grant.
(2)	The restricted shares of common stock are subject to forfeiture prior to vesting and begin vesting in equal amounts over a three year vesting period from the grant date pursuant to the provisions of a restricted stock agreement.
(3)	Based on the closing price per share of $2.00 as reported on the AMEX on June 28, 2013.

Director Compensation

At the beginning of fiscal 2013, the Company’s non-employee directors were paid an annual fee of $70,000, of which 50% was paid in quarterly installments in cash and 50% was paid in restricted shares of common stock (the “Non-Employee Director Base Compensation”). During fiscal 2013, the Company issued an aggregate of 37,120 restricted shares of common stock to the Company’s non-employee directors. On April 23, 2013, the Company reduced the Non-Employee Director Base Compensation by eliminating the non-cash portion and reducing the cash portion to $3,000 per Board or committee meeting attended in person.

Effective August 2012, Samuel A. Kidston, the then Chairman of the Board, was purported to be elected Executive Chairman and received a salary rather than an annual fee and restricted stock. In connection with his election, the Board purported to award the Executive Chairman options to purchase 100,000 shares of common stock exercisable at $2.15 per share and subject to vesting in five equal installments beginning on August 29, 2012 and on each of next four anniversaries, provided he continued as a director on each anniversary date. On October 17, 2013, Mr. Kidston resigned as Executive Chairman and a director, and all his options were terminated and forfeited.

During fiscal 2013 and prior to the aforementioned changes to the Non-Employee Director Base Compensation, the Company’s non-employee directors also received the following compensation:

•	The Chairman of the Audit Committee was paid an additional annual fee of $35,000 paid in quarterly installments, and each committee member was paid an additional annual fee of $5,000 for their services paid in quarterly installments;
•	The Chairman of the Compensation Committee was paid an additional annual fee of $10,000 paid in quarterly installments, and each committee member was paid an additional annual fee of $2,500 for services paid in quarterly installments;
•	The Chairman of the Latin America and Legal Affairs Committee was paid an additional annual fee of $25,000 paid in quarterly installments, and each committee member received an additional annual fee of $2,500 for services paid in quarterly installments; and
•	The Chairman of the Nominating and Corporate Governance Committee was paid an annual fee of $25,000 paid in quarterly installments, and each committee member received an additional annual fee of $2,500 for services paid in quarterly installments.

The following table sets forth the compensation paid to the Company’s former directors for the fiscal year ended June 30, 2013.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)

J.D. Abouchar	$3,000	$—	$3,000
Arthur L. Goldberg	$56,625	$26,250	$82,875
Stephen Greenspan	$51,125	$26,250	$77,375
J. K. Hage III	$59,125	$26,250	$85,375
Samuel A. Kidston (2)	$22,917	$5,833	$28,750
Steve Metayer	$3,000	$—	$3,000

(1)	Reflects the value of the restricted stock that was charged to income in the reported period as included in the Company’s financial statements for the fiscal year ended June 30, 2013.
(2)	On August 29, 2012, Mr. Kidston was purported to be elected Executive Chairman and as a result was no longer an independent director. The total compensation reflected in this Director Compensation table consists solely of the non-employee director compensation paid to Mr. Kidston during fiscal 2013 for services as Chairman of the Board.

On October 25, 2013, the current Board of Directors established compensation for the Board, effective immediately. Each of the directors, other than Mr. Gad, will receive an annual retainer of $50,000 and Mr. Gad will receive an annual retainer of $100,000, in each case payable quarterly.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

The following table sets forth certain information as of November 7, 2013 regarding the beneficial ownership of the Company’s common stock by (i) the Company’s current executive officers, (ii) the Company’s directors, (iii) the Named Executive Officers, (iv) each person the Company knows to beneficially own more than five percent of the Company’s outstanding common stock, and (v) all of the Company’s directors and executive officers as a group. All shares of the Company’s common stock shown in the table reflect sole voting and investment power except as otherwise noted. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of November 7, 2013 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. The percentages are based on 5,165,500 shares of the Company’s common stock reported to be outstanding as of September 19, 2013.

	Amount and Nature
Name of Beneficial Owner	of Beneficial Ownership		Percent of Class
Hesham M. Gad	1,639,744	(1)	31.7%
Dennis L. Chandler	20,000		*
Arnold Kezsbom	0		*
Samuel S. Weiser	0		*
John “Mike” R. Hagan	0	(2)	*
Stephen M. Dexter	0	(3)	*
Ronell Rivera	10,000	(4)	*
James Overwyk	1,200	(5)	*
Dan Scouler	0	(6)	*
Robert G. O’Malley	200,000	(7)	3.7%
All current directors and executive officers as a group
(9 persons)	1,670,944	(8)	32.3%
5% Shareholders:
Paragon Technologies, Inc. and Gad Partners Fund LP	1,639,744	(1)	31.7%
Allen R. Earl	458,402	(9)	8.9%
GRT Capital Partners, L.L.C	413,258	(10)	8.0%
Samuel A. Kidston	469,181	(11)	9.0%

________________

* Less than one percent.

(1)	Hesham M. Gad is Chairman of the Board of Directors of Paragon Technologies, Inc. (“Paragon”). Mr. Gad is also the Managing Partner of Gad Capital Management LLC, which is the General Partner of Gad Partners Fund LP. Gad Capital Management LLC and Gad Partners Fund LP (collectively, “Gad”) own 208,884 shares of common stock of the Company, and share voting and dispositive power over those shares. As a result of these relationships, Mr. Gad may be deemed to beneficially own the 1,639,744 shares of common stock of the Company directly owned by Paragon and Gad. Mr. Gad expressly disclaims such beneficial ownership.
(2)	John “Mike” R. Hagan was appointed as the Company’s Interim Chief Executive Officer on October 24, 2013.

(3)	Stephen M. Dexter was appointed as the Company’s Interim Financial Officer on October 21, 2013.

(4)	Based on Mr. Rivera’s Form 4 filed with the SEC on October 3, 2011.

(5)	Based on Mr. Overwyk’s Form 4 filed with the SEC on September 22, 2011.

(6)	On November 6, 2013, Mr. Scouler was engaged as Chief Restructuring Officer.

(7)	The shares include 100,000 options and 100,000 restricted shares of common stock granted on October 15, 2012 that remain unvested as of October 18, 2013. These restricted shares are subject to performance vesting and forfeiture over the next three-year period pursuant to the provisions of a restricted stock agreement with Mr. O’Malley. The shares would only vest if certain performance criteria were met.

(8)	Excludes Mr. O’Malley who has resigned as the Company’s President and Chief Executive Officer and was replaced on October 24, 2013 by John “Mike” R. Hagan, the Company’s Interim Chief Executive Officer. Pursuant to the terms of his amended employment agreement, Mr. O’Malley will serve as Advisor to the Board through November 21, 2013.
(9)	Based on Schedule 13D filed with the SEC on July 11, 2008. All of the shares indicated are deemed beneficially owned by Allyn R. Earl. Mr. Earl’s address is 38 Dwight Avenue, Clinton, New York 13323-1600. Based on Mr. Earl’s Schedule 13D, Mr. Earl has sole voting and investment authority over the 458,402 shares of common stock purchased for his personal accounts and shared dispositive power over the 117,700 shares of common stock owned by his investors. Mr. Earl does not have voting power over the 117,700 shares of common stock owned by his investors. Each of the investors has sole voting power over its own shares of common stock.
(10)	Based on Schedule 13G/A filed with the SEC on February 14, 2013. All of the shares indicated are deemed beneficially owned by GRT Capital Partners, L.L.C.. GRT Capital Partners, L.L.C.’s address is One Liberty Square, 11th Floor, Boston, Massachusetts 02109.
(11)	Based on Mr. Kidston’s Form 4 filed with the SEC on December 17, 2012, the shares include 156,129 shares owned by North & Webster Fund II, LP (NW Fund II), 38,216 shares held by certain managed accounts over which North & Webster, LLC, has voting and dispositive power, 185,185 shares owned by North & Webster Value Opportunities Fund, LP (NW Value Opportunities Fund), and 89,651 shares held either directly or by North & Webster, LLC (Samuel A. Kidston, as Managing Member of North & Webster, LLC, may be deemed to beneficially own the shares owned by North & Webster, LLC.). Based on Mr. Kidston’s Form 4, (i) North & Webster, LLC, as the General Partner of NW Fund II, may be deemed to beneficially own the shares owned by NW Fund II, and Mr. Kidston, as Managing Member of North & Webster, LLC, may be deemed to beneficially own the shares owned by NW Fund II, (ii) Mr. Kidston, as the Managing Member of North & Webster, LLC, may be deemed to beneficially own the shares held by the managed accounts, and (iii) North & Webster, LLC, as the General Partner of NW Value Opportunities Fund, may be deemed to beneficially own the shares owned by NW Value Opportunities Fund, and Mr. Kidston, as Managing Member of North & Webster, LLC, may be deemed to beneficially own the shares owned by NW Value Opportunities Fund. Mr. Kidston’s stock options were forfeited. Based on Mr. Kidston’s Form 4, the principal business address of Mr. Kidston is c/o North & Webster, LLC, 10 Tower Office Park, Suite 420, Woburn, MA 01801.

The business address of the named executive officers and current executive officers and directors is 3505 Newpoint Place, Suite 450, Lawrenceville, GA 30043.

EQUITY COMPENSATION PLAN INFORMATION

Equity Compensation Plans

In December 2009, shareholders approved the Company’s 2009 Incentive Compensation Plan (the “2009 Plan”). Under the 2009 Plan, 250,000 shares of its common stock are available for awards. On December 5, 2012, the shareholders approved an increase of 500,000 shares of common stock for awards under the 2009 Plan, bringing the cumulative total available for awards to 750,000. Awards under the 2009 Plan may take the form of stock options (either incentive stock options or non-qualified options), restricted stock, or restricted stock units. At June 30, 2013, 354,053 shares of common stock remained available for awards under the 2009 Plan.

Prior to the adoption of the 2009 Plan, the Company maintained four other compensation plans, the 1991 Plan, the 1995 Directors Plan, the 1997 Plan and the 1999 Plan, which have all expired on the tenth anniversary of their respective adoption dates. There were no stock options remain outstanding as of June 30, 2013, under those expired plans.

The following table sets forth certain information as of June 30, 2013, relating to all of the Company’s equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	240,000	$2.08	354,053

Total	240,000	$2.08	354,053

In October 2007, the Board adopted the SED International Holdings, Inc. 2007 Restricted Stock Plan (the “2007 Plan”). The 2007 Plan covers employees and others who perform services for the Company, including directors and consultants. A total of 750,000 shares of the Company’s authorized and unissued shares of common stock were reserved for grants under the Stock Plan. The Stock Plan is administered by the Board and/or Compensation Committee. As of June 30, 2013, 486,667 shares were issued and are outstanding under the Stock Plan.

Item 13. Certain Relationships and Related Transactions, and Director Independence

DIRECTOR INDEPENDENCE

In October 2013, the Board of Directors reconstituted its committees as follows: the Audit Committee consists of Messrs. Weiser (Chairman) and Kezsbom; the Compensation Committee consists of Messrs. Chandler (Chairman) and Kezsbom; and the Nominating and Corporate Governance Committee consists of Messrs. Kezsbom (Chairman) and Chandler. The size of the Board was confirmed at four directors. The Board has determined that all directors are independent directors under AMEX’s listing standards other than Mr. Gad who serves as Executive Chairman. The Board has further determined that each of the committee members is independent under AMEX’s listing standards and SEC rules for the purpose of service on the committees to which they have been appointed. There were no transactions, relationships or arrangements that required review by the Board for purposes of determining director independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Policies and Corporate Governance

The Company’s policy is that transactions with another person or entity who is deemed to be an “affiliate” or a related party must be approved by a majority of the Company’s disinterested directors. Related party transactions are required to be reviewed and approved by the Board.

Item 14. Principal Accounting Fees and Services

INDEPENDENT PUBLIC ACCOUNTANTS

The firm of Cohn Reznick LLP has served as the Company’s independent registered public accounting firm since 2005.

The following table presents fees for professional audit services rendered by Cohn Reznick LLP for the audit of the Company’s annual financial statements for the fiscal years ended June 30, 2013 and 2012, respectively.

	2013	2012
Audit Fees
Cohn Reznick LLP (1)	$210,000	$225,500

(1)	Cohn Reznick LLP fees for fiscal 2013 are estimated. In October 2012, J. H. Cohn LLP changed its name to Cohn Reznick LLP.

Cohn Reznick LLP fees for fiscal 2013 and 2012 include audit of the Company’s annual financial statements and review of financial statements included in the Company’s Form 10-Q quarterly reports. Cohn Reznick LLP neither billed the Company any fees nor provided any services other than the audit services and fees included above.

The Audit Committee’s current practice is to pre-approve all audit services and all non-audit services to be provided to the Company by its independent auditor.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibits Incorporated by Reference or Filed with this Report.

Exhibit Number	Description
10.1	Agreement of Compromise, Settlement and Release, dated October 17, 2013, by and among the Company and Paragon Technologies, Inc. and certain of their affiliates. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 23, 2013.
**10.2	Consulting Agreement, dated October 21, 2013, by and between the Company and Stephen M. Dexter. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 23, 2013.
**10.3	Amendment to Employment Agreement, dated October 21, 2013, by and between the Company and
Robert G. O’Malley. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 23, 2013.
**10.4	Consulting Agreement, dated October 24, 2013, by and between the Company and John “Mike” R. Hagan. Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on October 28, 2013.
**10.5	Form of Officer Indemnification Agreement. Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on October 28, 2013.
**10.6	Form of Director Indemnification Agreement. Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on October 28, 2013.
31.1	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer.*
31.2	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial and Accounting Officer.*

*	Filed Herewith.
**	Denotes compensatory plan, compensation arrangement or management contracts.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SED INTERNATIONAL HOLDINGS, INC.

By:	/s/ STEPHEN M. DEXTER
Stephen M. Dexter, Interim Chief Financial Officer
(Principal Financial and Accounting officer)

Date: November 12, 2013

